Form 10-Q
period 1997-09-30
OCULAR SCIENCES INC /DE/
filed 1997-11-12
CIK 882484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the Transition Period from _______ to ______

                           COMMISSION FILE NO. 0-27421

                              OCULAR SCIENCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              94-2985696
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

                                475 ECCLES AVENUE
                      SOUTH SAN FRANCISCO, CALIFORNIA 94080
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (650) 583-1400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)




Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]



As of October 31, 1997, there were outstanding 21,735,246 shares of the Registrant's Common Stock, par value $0.001 per share.

                              OCULAR SCIENCES, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION                                                        Page
                                                                                       ----
ITEM 1.  FINANCIAL STATEMENTS

               Consolidated Balance Sheets -
               September 30, 1997 and December 31, 1996                                3

               Consolidated Statements of Income - Three and
               Nine Months Ended September 30, 1997 and 1996                           4

               Consolidated Statements of Cash Flows - Nine
               Months Ended September 30, 1997 and 1996                                 5

               Notes to Consolidated Financial Statements                               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                 10

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                     22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           23

ITEM 5.  OTHER INFORMATION                                                             24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                              24

         SIGNATURES                                                                    25


PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                              OCULAR SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                       September 30,       December 31,
                                                                            1997               1996
                                                                        (unaudited)         (audited)
                                                                      ----------------   ----------------
ASSETS

Current assets:
    Cash and cash equivalents                                              $ 33,923     $  3,795
    Restricted cash                                                             441        1,746
    Short-term investments                                                    5,022           --
    Accounts receivable, less allowance for sales returns and doubtful
        accounts of $1,433 and $1,451 for 1997 and 1996, respectively        16,133       16,022
    Inventories                                                              13,119       12,956
    Loans to officers and employees                                             914           --
    Other current assets                                                      6,607        1,746
                                                                           --------     --------
           Total current assets                                              76,159       36,265
           Long-term investments                                              5,168           --
           Property and equipment, net                                       32,141       26,462
           Intangible assets, net                                             8,430          683
           Other assets                                                          97           93
                                                                           --------     --------
           Total assets                                                    $121,995     $ 63,503
                                                                           ========     ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $  3,658     $  4,006
    Accrued liabilities                                                      11,173        8,578
    Accrued cooperative merchandise allowances                                3,575        2,194
    Current portion of long-term debt                                           442        4,273
    Current deferred taxes                                                      200        1,155
    Income and other taxes payable                                               --          941
                                                                           --------     --------
           Total current liabilities                                         19,048       21,147
    Long-term debt, less current portion                                      3,530       15,572
    Long-term related-party debt, less current portion                           --        2,895
                                                                           --------     --------
           Total liabilities                                                 22,578       39,614

Stockholders' equity:
    Preferred stock, $0.001 par value; 4,000,000 shares
       authorized; -0- and 118,168 issued and outstanding
       for 1997 and 1996, respectively                                           --            1
    Common stock, par value $0.001 per share; 80,000,000
       shares authorized; 21,727,406 and 16,539,570 shares
       issued and outstanding for 1997 and 1996, respectively                    22           16
    Additional paid-in capital                                               70,357        8,360
    Retained earnings                                                        29,029       15,580
    Cumulative translation adjustment                                             9          (68)
                                                                           --------     --------
           Total stockholders' equity                                        99,417       23,889
                                                                           --------     --------

           Total liabilities and stockholders' equity                      $121,995     $ 63,503
                                                                           ========     ========


          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                 (In thousands, except share and per share data)


                                                 Three months ended                 Nine months ended
                                                    September 30,                      September 30,
                                           ------------------------------     ---------------------------------
                                               1997              1996              1997              1996
                                           ------------      ------------      ------------      ------------
Net sales                                  $     33,095      $     25,600      $     86,064      $     64,450
Cost of sales                                    10,391            10,207            30,811            26,135
                                           ------------      ------------      ------------      ------------
        Gross profit                             22,704            15,393            55,253            38,315

Selling and marketing expenses                    7,410             4,765            19,382            13,007
General and administrative expenses               5,224             4,649            15,299            13,462
                                           ------------      ------------      ------------      ------------
        Income from operations                   10,070             5,979            20,572            11,846

Interest expense                                   (309)             (864)           (1,258)           (2,423)
Interest income                                     319                38               386               107
Other (expense) income                             (453)             (137)             (416)               21
                                           ------------      ------------      ------------      ------------
        Income before taxes                       9,627             5,016            19,284             9,551

Income taxes                                     (2,889)           (1,415)           (5,786)           (2,691)
                                           ------------      ------------      ------------      ------------
        Net income                                6,738             3,601            13,498             6,860

Preferred stock dividends                            (8)              (21)              (49)              (62)
                                           ------------      ------------      ------------      ------------
        Net income applicable to
         common stockholders               $      6,730      $      3,580      $     13,449      $      6,798
                                           ============      ============      ============      ============

Pro forma net income per share data:

        Pro forma net income per share     $       0.31      $       0.18      $       0.66      $       0.35
                                           ============      ============      ============      ============

        Pro forma weighted average
        common and common equivalent
        shares outstanding                   22,081,497        19,548,355        20,488,889        19,499,439
                                           ============      ============      ============      ============




          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (In thousands)

                                                                    Nine months ended September 30,
                                                                  -----------------------------------
                                                                         1997                 1996
                                                                  ------------------    ----------------
Cash flows from operating activities:
    Net income                                                          $ 13,498      $  6,860
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                      5,238         3,109
        Tax benefit from employee stock option exercise                    7,869            --
        Allowances for sales returns and doubtful accounts                   795            77
        Provision for excess and obsolete inventory                          754           270
        Provision for damaged and scrap products                             584           255
        Exchange loss (gain)                                                 326          (146)
        Deferred income taxes                                               (933)           --
    Changes in operating assets and liabilities,
        Accounts receivable                                               (1,030)         (526)
        Inventory                                                         (1,684)       (1,328)
        Income and other taxes payable                                      (928)           64
        Other current and non-current assets                              (5,817)       (1,000)
        Accounts payable                                                    (274)       (1,355)
        Accrued liabilities                                                4,163         2,577
                                                                        --------      --------

               Net cash provided by operating activities                  22,561         8,857
                                                                        --------      --------

  Cash flows from investing activities:
         Purchase of property and equipment                               (9,871)       (9,630)
         Purchase of short-term investments                               (5,022)           --
         Purchase of long-term investments                                (5,168)           --
         Purchase of marketing rights and license agreement               (8,817)           --
         Payments from restricted cash                                     1,228           727
                                                                        --------      --------

               Net cash used in investing activities                     (27,650)       (8,903)
                                                                        --------      --------

  Cash flows from financing activities:
         Proceeds from issuance of long-term debt                          5,929         4,562
         Repayment of long-term debt                                     (24,744)       (3,907)
         Proceeds from initial public offering of common stock, net       53,629            --
         Preferred stock dividends                                           (63)          (63)
         Proceeds from issuance of common stock                              504           219
                                                                        --------      --------

               Net cash provided by financing activities                  35,255           811

  Effect of exchange rate changes on cash and cash equivalents               (38)           70
                                                                        --------      --------

  Increase in cash and cash equivalents                                   30,128           835
  Cash and cash equivalents, beginning of period                           3,795         3,025
                                                                        --------      --------

  Cash and cash equivalents, end of period                              $ 33,923      $  3,860
                                                                        ========      ========

  Supplemental disclosure of cash flow information:

        Interest paid during period                                       $1,320      $  2,415
                                                                        ========      ========

        Income taxes paid during period                                   $2,775      $  2,616
                                                                        ========      ========




          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PREPARATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial condition as of September 30, 1997, the results of its operations for the three and nine month periods ended September 30, 1997 and 1996, and its cash flows for the nine month periods ended September 30, 1997 and 1996. These financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, including notes thereto, included in the Company's registration statement on Form S-1 relating to its initial public offering. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the quarter and year ending December 31, 1997.

NOTE 2 - NEW ACCOUNTING POLICIES

Cash Equivalents and Short-term and Long-term Investments

        Cash equivalents consist of commercial paper, money market funds, United States government debt securities, and certificates of deposits with original maturities of three months or less. Cash equivalents and all of the Company's short-term and long-term investments are classified as "available-for-sale" under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

        The amortized cost of available-for-sale debt securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net investment income. As required by SFAS No. 115, available-for-sale debt securities are recorded at fair value. Unrealized gains and losses, if material, are reported as a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities, are included in net investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and investment income, net.

        The Company's cash equivalents, short-term and long-term investments in marketable equity securities are carried at fair value, based on quoted market prices for these or similar investments.

        Cash equivalents, short-term investments and long-term investments amounted to $24,807,000, $5,022,000 and $5,168,000, respectively, as of
September 30, 1997. As of December 31, 1996, cash equivalents, short-term investments and long-term investments amounted to $655,000, $-0- and $-0-, respectively. As of September 30, 1997, the market value of available-for-sale securities was equal to cost. Cash equivalents, short-term investments and long-term investments have been classified as available-for-sale securities and as of September 30, 1997 and December 31, 1996 consisted of the following:

                                         September 30,     December 31,
(in thousands)                                1997             1996
                                         ---------------  ---------------
Commercial paper                            $12,000            $  -
Money market funds                            9,824             655
Tax-exempt municipal bonds                    5,176               -
United States government debt securities      4,990               -
Corporate notes                               2,007               -
Certificates of deposit                       1,000               -
                                            =======            ====
                                            $34,997            $655
                                            =======            ====



        Available-for-sale securities as of September 30, 1997, consisted of the following, by contractual maturity (in thousands):


                   Due in one year or less           $29,829
                   Due in one to three years            5,168
                                                     ========
                                                     $ 34,997
                                                     ========

NOTE 3 - SIGNIFICANT EVENTS

Reincorporation and Stock Split

        On July 31, 1997, the Company effected a reincorporation into the state of Delaware. On August 4, 1997, the Company effected a two-for-one stock split. All applicable share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the reincorporation and the stock split.

The Initial Public Offering (the "IPO")

        On August 8, 1997, the Company closed its initial public offering of 8,280,000 shares of its Common Stock at an initial public offering price of $16.50 per share. Of the 8,280,000 shares, 3,600,000 shares were sold by the Company and the remaining 4,680,000 were sold by certain selling shareholders. The net proceeds to the Company were $53.6 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company utilized $11.6 million of the proceeds to repay all of the debt outstanding under the Company's Credit Agreement with Comerica Bank - California, $2.9 million of the proceeds to repay subordinated debt owed to the Company's President and $6.7 million of the proceeds as final payment pursuant to the settlement agreement of certain U.K. litigation. See "Litigation" below.

Litigation

        In February 1997, the Company entered into a settlement agreement for certain litigation in the United Kingdom (the "UK Litigation"). The total monetary consideration paid by the Company pursuant to this settlement agreement was $10 million. The Company allocated the $10 million to liabilities released in the settlement agreement and certain intangible assets that were acquired pursuant to the settlement agreement, on a pro rata basis. As a result of this allocation and in accordance with APB Opinion No. 17, "Intangible Assets," the Company allocated $8.8 million of the consideration to intangible assets consisting of United Kingdom marketing rights and a prepaid patent license agreement. The Company has assigned an estimated useful life of 10 years to these intangible assets. The Company paid $3.3 million of the settlement in February 1997. Final payment of $6.7 million was made in August 1997 with a portion of the IPO proceeds.

Compensation Plans

        In June 1997, the Company adopted the following compensation plans:

        The 1997 Equity Incentive Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company. The exercise price of all incentive stock options must be no less than the fair market value of the Company's common stock on the date of grant. The exercise price of all nonqualified stock options must be at least equal to 85% of fair market value. A total of 2,000,000 shares of common stock plus certain shares of common stock available under the Company's 1989 Stock Option Plan, which was terminated effective on the Company's IPO, are reserved for issuance under the plan.

        The 1997 Director Stock Option Plan provides for grants of nonqualified stock options to certain non-employee directors of the Company. The exercise price per share of all options granted under the plan must be equal to the fair market value of the Company's common stock on the date of grant. A total of 300,000 shares of common stock are reserved for issuance under the plan.

        The 1997 Employee Stock Purchase Plan permits employees to purchase common stock at a price equal to 85% of the fair market value of the Company's common stock. A total of 400,000 shares of common stock are reserved for future issuance under the plan. Although the plan has been adopted, the Board has not approved the implementation of this plan.

Financing

     The Company amended its credit agreement (the "Amended Credit Agreement") with Comerica Bank - California on November 7, 1997. Under the Amended Credit Agreement, the Company and its Puerto Rican subsidiary can borrow up to $30 million. The Amended Credit Agreement bears interest at prime or at 1% to 1.5% above the Bank's eurodollar rate based on the Company's ratio of debt to tangible net worth. The Amended Credit Agreement provides for up to $20 million of revolving credit loans to the Company and up to $10 million of term loans to the Company's Puerto Rican subsidiary. The revolving credit loans will be available through June 30, 2000, and the term loan facility will provide for advances through April 30, 1999, at which time the principal amount outstanding will convert to a five and one half year term loan to be amortized over twenty-two quarterly principal installments, with a final maturity date of October 31, 2004. The Company is required to maintain minimum ratios of debt to tangible net worth and current assets to current liabilities. Borrowings by the Company under the facility are guaranteed by its Puerto Rican subsidiary and borrowings by the Puerto Rican subsidiary under the facility are guaranteed by the Company. Borrowings under the Amended Credit Agreement are secured by a pledge of 100% of the outstanding common stock of the Puerto Rican subsidiary and 65% of the outstanding common stock of the Company's United Kingdom and Canadian subsidiaries.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Policies

        The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," and has elected to continue to account for stock-based compensation using methods prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which will be effective for financial statement periods ending after December 15, 1997, including interim periods, and establishes standards for computing and presenting earnings per share. Earlier application is not permitted. In its consolidated financial statements for the year ending December 31, 1997, the Company will make the required disclosures of basic and diluted earnings per share and provide a reconciliation of the numerator and denominator of its basic and diluted earnings per share computations. All prior period earnings per share data will be restated by the Company upon adoption of SFAS 128. The Company expects that basic earnings per share will be greater than primary earnings per share and diluted earnings per share will be substantially similar to pro forma net income per share disclosed herein.

     In June 1997, the Financial Accounting Standards Board issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS No. 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130 and SFAS No. 131, respectively. Application of the Statements' disclosure requirements will have no impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 contained in the Company's Registration Statement on Form S-1 relating to its initial public offering.

        Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties, including the impact of intense competition, risks of expansion and automation of manufacturing facilities, risks of trade practice litigation, fluctuations in operating results, risks of international operations, the management of growth and the other risks detailed below, including in the section labeled "Factors That May Affect Future Results", and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. The Company has identified with a preceding asterisk ("*"), various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "future", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the section labeled "Factors That May Affect Future Results", which has no asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements which may be made to reflect events or circumstances after the date hereof.


RESULTS OF OPERATIONS


Net Sales

                         Three Months Ended September 30,
                   ---------------------------------------------
                        1997         % Change         1996
                     ------------    --------      ------------
U.S.                 $ 26,341,000      28.8%       $ 20,458,000
International        $  6,754,000      31.3%       $  5,142,000
                     ------------     -----       ------------
Net sales            $ 33,095,000      29.3%       $ 25,600,000


                         Nine Months Ended September 30,
                   ---------------------------------------------
                        1997         % Change         1996
                     ------------    --------      ------------
U.S.                 $ 68,292,000      28.9%       $ 52,997,000
International        $ 17,772,000      55.2%       $ 11,453,000
                     ------------      -----       ------------
Net sales            $ 86,064,000      33.5%       $ 64,450,000

As a percentage of net sales

                            Three Months Ended September 30,
                     ------------------------------------------------
                          1997                            1996
                          ----                            ----
U.S.                      79.6%                           79.9%
International             20.4%                           20.1%
                          -----                           -----
Net sales                100.0%                          100.0%

                             Nine Months Ended September 30,
                     ------------------------------------------------
                          1997                            1996
                          ----                            ----
U.S.                      79.4%                           82.2%
International             20.6%                           17.8%
                          -----                           -----
Net sales                100.0%                          100.0%


    Net sales represents gross sales less volume discounts, trial set discounts, prompt payment discounts and allowances for sales returns. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. Substantially all of the growth from the quarter and nine months ended September 30, 1996 to the quarter and nine months ended September 30, 1997 resulted from increased sales of the Company's lenses marketed for weekly disposable replacement regimens. During the quarter and nine months ended September 30, 1997, 89.2% and 88.3%, respectively, of all lenses sold were for use in disposable replacement regimens compared to 84.1% and 82.7% during the quarter and nine months ended September 30, 1996, respectively. Unit sales of the Company's lenses marketed for annual replacement regimens remained virtually constant between the nine month periods and decreased 3.4% from the third quarter of 1996 to the third quarter of 1997, while unit sales of the Company's lenses marketed for weekly and monthly disposable replacement regimens increased 60.1% from the nine months ended September 30, 1996 to the nine months ended September 30, 1997 and 54.2% from the third quarter of 1996 to the third quarter of 1997. Average selling prices for lenses marketed for annual replacement regimens declined 5.2% and 2.9% from the quarter and nine months ended September 30, 1996 to the quarter and nine months ended September 30,1997, respectively, while prices for lenses marketed for weekly disposable regimens remained fairly consistent over the same periods. However, primarily as a result of a shift in product mix from lenses marketed for annual replacement to lower priced lenses marketed for disposable replacement, the Company's overall average selling price declined approximately 11% from the quarter and nine months ended September 30, 1996 to the quarter and nine months ended September 30, 1997, respectively. *The Company expects that the overall average selling price that it realizes across its products will continue to decline over time because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens and, within the disposable category, to lenses that are replaced more frequently, (ii) decreases in the prices of lenses marketed for disposable replacement regimens and (iii) increases in products sold internationally through distributors at prices lower than direct sales prices in the United States. *The Company does not expect there to be significant growth, if any, in its sales of lenses for annual replacement as a result of the continuing shift in consumer demand towards more frequent replacement regimens. Historically, while the Company's fourth quarter sales have been even with or slightly higher than third quarter sales, the industry-wide pattern has been that fourth quarter sales tend to be significantly lower than third quarter sales. *The Company believes that its seasonality patterns will more closely reflect those of the industry in the future and that, accordingly, fourth quarter sales will be below third quarter sales.

Gross Profit

                                      Three Months Ended September 30,
                                 -------------------------------------------
                                     1997         % Change        1996
                                     ----         --------        ----
Gross profit                      $ 22,704,000     47.5%       $ 15,393,000
As a percentage of net sales              68.6%                        60.1%

                                      Nine Months Ended September 30,
                                 -------------------------------------------
                                     1997         % Change        1996
                                     ----         --------        ----
Gross profit                      $ 55,253,000     44.2%       $ 38,315,000
As a percentage of net sales              64.2%                        59.4%

    Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, royalties to third parties and amortization of certain intangible assets. A substantial portion of the Company's cost of sales is fixed and therefore declines as a percentage of net sales as volume increases. The increase in gross profit from the quarter and year-to-date ended September 30, 1996 to the quarter and year-to-date ended September 30, 1997 was due primarily to increased revenues and the fact that the Company's per unit production cost reductions resulting from the early implementation of certain process improvements and manufacturing volume increases were greater than the Company's overall average selling price decline, resulting in improved margins. *The Company expects cost reductions resulting from the Company's current production process to be less significant in the immediate future. *However, the Company intends to add new, highly automated production lines beginning in the second quarter of 1998, which are designed to further reduce its per unit cost of production over time. *As the Company expects that its overall average selling price will continue to decline over time, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margins. See "Factors That May Affect Future Results - Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Facilities."

Selling and Marketing Expenses


                                       Three Months Ended September 30,
                                  --------------------------------------------
                                       1997        % Change         1996
                                       ----        --------         ----
Selling and marketing expenses       $ 7,410,000     55.5%        $ 4,765,000
As a percentage of net sales                22.4%                        18.6%

                                        Nine Months Ended September 30,
                                  --------------------------------------------
                                       1997        % Change         1996
                                       ----        --------         ----
Selling and marketing expenses      $ 19,382,000     49.0%       $ 13,007,000
As a percentage of net sales                22.5%                        20.2%


     Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eyecare practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements made principally to chain stores and mass merchants for items such as advertising, displays and mailings that are intended to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. The increase, both in absolute dollars and as a percentage of net sales, from the quarter and nine months ended September 30, 1996 to the quarter and nine months ended September 30, 1997 resulted primarily from increases in cooperative merchandising allowances and, to a lesser extent, a non-recurring increase in the shipment of diagnostic lenses. *The Company expects selling and marketing expenses, particularly cooperative merchandising allowances, to grow at a faster rate than the overall increase in sales as the Company seeks to increase its market share.

General and Administrative Expenses

                                           Three Months Ended September 30,
                                      --------------------------------------------
                                           1997        % Change         1996
                                           ----        --------         ----
General and administrative expenses      $ 5,224,000     12.4%        $ 4,649,000
As a percentage of net sales                    15.8%                        18.2%

                                            Nine Months Ended September 30,
                                      --------------------------------------------
                                           1997        % Change         1996
                                           ----        --------         ----
General and administrative expenses     $ 15,299,000     13.6%       $ 13,462,000
As a percentage of net sales                    17.8%                        20.9%



     General and administrative expenses are comprised primarily of salaries and benefits for distribution personnel, general and administrative personnel, research and development personnel, professional services, consultants' fees and non-manufacturing facilities costs. The dollar increase from the third quarter of 1996 to the third quarter of 1997 was due primarily to a one-time charge for payroll taxes related to the exercise of employee stock options in the third quarter of 1997 and increases in research and development related to the Company's ongoing focus on reducing per unit costs of production. The dollar increase from the nine months ended September 30, 1996 to the nine months ended September 30, 1997 was due primarily to sales and use tax provisions, higher salaries and benefits to employees, fees to regulatory consultants and increased depreciation, as well as the reasons mentioned above. Substantially all of the decrease in the percentage of net sales, both over prior quarter and prior year, came from reductions in professional fees, partially as a result of the settlement of the Company's UK Litigation in February 1997. *The Company believes that its general and administrative expenses will increase in absolute dollars as a result of expenses associated with being a public company and amortization of intangible assets acquired in connection with the settlement of the U.K. Litigation. *General and administrative expenses are expected to grow slower than the rate of growth of net sales, thereby decreasing as a percentage of sales.

Interest and Other Expense, Net

                                            Nine Months Ended September 30,
                                      --------------------------------------------
                                           1997        % Change         1996
                                           ----        --------         ----
Interest and other expense, net        $ (443,000)     (54.0%)       $ (963,000)
As a percentage of net sales                (1.3%)                        (3.8%)

                                            Nine Months Ended September 30,
                                      --------------------------------------------
                                           1997        % Change         1996
                                           ----        --------         ----
Interest and other expense, net       $ (1,288,000)     (43.9%)     $ (2,295,000)
As a percentage of net sales                 (1.5%)                        (3.6%)

        The decrease in interest and other expense, net from the quarter and nine months ended September 30, 1996 to the quarter and nine months ended September 30, 1997 resulted primarily from reduced borrowings following the initial public offering and increased interest earned on the IPO proceeds. This decrease was partially offset by a foreign currency exchange loss of $385,000 and $326,000 in the third quarter of 1997 and year-to-date 1997, respectively, related principally to the change in exchange rates between the U.S dollar and the U.K. pound sterling during the third quarter of 1997.


Income Taxes

                                       Three Months Ended September 30,
                                  -------------------------------------------
                                      1997        % Change         1996
                                      ----        --------         ----
Income taxes                       $ (2,889,000)   104.2%       $ (1,415,000)
As a percentage of net sales              (8.7%)                       (5.5%)

                                       Nine Months Ended September 30,
                                  -------------------------------------------
                                      1997        % Change         1996
                                      ----        --------         ----
Income taxes                       $ (5,786,000)   115.0%       $ (2,691,000)
As a percentage of net sales              (6.7%)                       (4.2%)


        The Company's effective tax rate increased from 28.2% in 1996 to 30% in 1997. The increase in the Company's effective tax rate is attributable to an increase in international earnings which are subject to full taxation as compared to earnings attributable to the Company's Puerto Rican operation which are partially exempt from U.S. taxation.

Pro Forma Net Income Per Share


                                           Three Months Ended September 30,
                                      -------------------------------------------
                                          1997        % Change         1996
                                          ----        --------         ----
Net income                              $ 6,738,000     87.1%        $ 3,601,000
Pro forma net income per share          $      0.31     72.2%        $      0.18
Pro forma weighted average
    common shares outstanding            22,081,497     13.0%         19,548,355

                                           Nine Months Ended September 30,
                                      -------------------------------------------
                                          1997        % Change         1996
                                          ----        --------         ----
Net income                             $ 13,498,000     96.8%        $ 6,860,000
Pro forma net income per share         $       0.66     88.6%        $      0.35
Pro forma weighted average
    common shares outstanding            20,488,889     5.1%          19,499,439


     The increase in weighted average shares from the quarter and nine months ended September 30, 1996 to the quarter and nine months ended September 30, 1997 was the result of the Company's offering of 3.6 million shares of common stock in August 1997. *The Company anticipates that weighted average shares will increase in the fourth quarter of 1997 due to the fact that the newly issued shares were outstanding for only a portion of the third quarter of 1997 but will be outstanding for all of the fourth quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had a cash and cash equivalents balance of $33.9 million and restricted cash of $441,000 held in escrow for the rent of the Company's United Kingdom facility, compared to a cash and cash equivalents balance of $3.8 million and restricted cash of $1.7 million at December 31, 1996. Working capital increased from $15.1 million at December 31, 1996 to $57.1 million at September 30, 1997. The increase in both cash and cash equivalents and working capital was attributable to the Company's public offering of common stock discussed above, partially offset by the repayment of all of the debt outstanding under the Company's Credit Agreement with Comerica Bank - California and to a related party and the final payment for intangible assets pursuant to the settlement agreement of the U.K. Litigation.

        In the first nine months of 1997, net cash provided by operating activities of $22.6 million, was derived principally from net income of $13.5 million, adjusted for depreciation and amortization of $5.2 million, a tax benefit of $7.9 million from a gain related to an employee stock option exercise, provisions and allowances for inventory of $1.3 million, and an exchange loss of $0.3 million, offset by deferred income taxes and changes in operating assets and liabilities. The tax benefit from the stock option exercise reduced the Company's estimated tax payment in the third quarter. In addition, the Company recorded an income tax receivable of $3.1 million which is included in "other current assets" in the consolidated balance sheet at September 30, 1997. *The Company expects to fully utilize this income tax receivable, to offset its fourth quarter estimated tax payment, which should result in a nominal net tax payment in the fourth quarter. The increase of $13.7 million in net cash provided by operating activities in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 was due primarily to the increase in net income as well as the tax benefit from the exercise of stock options.

        Net cash used in investing activities in the first nine months of 1997 was $27.7 million. During this period, the Company used $8.8 million to purchase intangible assets as part of the settlement of the U.K. Litigation, $9.9 million to purchase property and equipment, and $10.2 million to purchase short and long-term investments. The increase of $18.7 million in net cash used in investing activities in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 was due primarily to the settlement of the U.K. Litigation and the purchase of short and long-term investments using proceeds from the Company's initial public offering. The Company anticipates that capital expenditures will be approximately $8.5 million in the fourth quarter of 1997 and in a range of approximately $20.0 million to $30.0 million in 1998 as the Company invests in the development and implementation of automated production lines at its manufacturing facilities and the development and construction of a new Puerto Rican manufacturing facility. See "Factors That May Affect Future Results - Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Facilities."

        Net cash provided by financing activities in the first nine months of 1997 was $35.3 million. The increase of $34.4 million from the first nine months of 1996 to the first nine months of 1997 was due primarily to net proceeds from the Company's initial public offering of $53.6 million, partially offset by net repayments of long-term debt of $24.7 million.

        A provision has been made for income taxes on unremitted earnings of subsidiaries except in cases in which earnings of foreign subsidiaries are deemed to be invested indefinitely. *Such earnings would become taxable and payable upon the sale or liquidation of these subsidiaries or upon remittance of dividends. *Although it is not practical to estimate the amount of additional tax that might be payable upon such events, credits for foreign income taxes paid should be available, at tax rates substantially equal to any resulting U.S. tax liability and, as such, the Company does not believe there would be a significant negative cash flow impact.

        In addition to cash, cash equivalents, short-term investments and long-term investments, the Company has available a line of credit under its Credit Agreement with Comerica Bank - California. As of September 30, 1997, the Company had no borrowings outstanding under the line of credit, and the Company's Puerto Rican subsidiary had loans outstanding from Banco Bilbao de Vizcaya Puerto Rico ("BBV") in the principal amount of $2.4 million.

     On November 7, 1997, the Company amended its credit agreement (the "Amended Credit Agreement") with Comerica Bank - California. Under the new agreement, the

Company and its Puerto Rican subsidiary can borrow up to an aggregate of $30 million. The Amended Credit Agreement bears interest at prime or at 1% to 1.5% above the Bank's eurodollar rate based on the Company's ratio of debt to tangible net worth. The Amended Credit Agreement provides for up to $20 million of revolving credit loans to the Company and up to $10 million of term loans to the Company's Puerto Rican subsidiary. $2.4 million of term loans were borrowed on November 7, 1997 and used to repay the outstanding loans from the BBV, and the remaining amount of term loans will be available to finance the construction and development of the new Puerto Rican manufacturing facility. The revolving credit loans will be available through June 30, 2000, and the term loan facility will provide for advances through April 30, 1999, at which time the principal amount outstanding will convert to a five and one half year term loan to be amortized over twenty-two quarterly principal installments, with a final maturity date of October 31, 2004. The Company is required to maintain minimum ratios of debt to tangible net worth and current assets to current liabilities. Borrowings by the Company under the facility are guaranteed by its Puerto Rican subsidiary and borrowings by the Puerto Rican subsidiary under the facility are guaranteed by the Company. Borrowings under the Amended Credit Agreement are secured by a pledge of 100% of the outstanding common stock of the Puerto Rican subsidiary and 65% of the outstanding common stock of the Company's United Kingdom and Canadian subsidiaries.

     *The Company believes that its current cash and cash equivalents, further borrowings available under its credit facilities and its anticipated net cash flow from operations, will be sufficient to meet its anticipated cash needs for working capital, contractual commitments and capital expenditures for at least the next 12 months.


FACTORS THAT MAY AFFECT FUTURE RESULTS

        The Company's future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and elsewhere in this Report.

        As referenced in the first paragraph of Part 1 - Item 2, this section consists primarily of forward-looking statement and associated risks but, for improved readability, does not include asterisks.

        Intense Competition. The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. As the number of wearers of contact lenses in the U.S. has not grown significantly in recent years, and has decreased in some periods, increased market penetration by the Company will require that wearers of competing products switch to the Company's products. The Company's products compete with products offered by a number of larger companies including the Vistakon division of Johnson & Johnson ("Johnson & Johnson"), Ciba-Geigy Corporation ("Ciba-Geigy"), Bausch & Lomb, Inc. ("Bausch & Lomb"), Wesley Jessen VisionCare, Inc. ("Wesley Jessen") and Cooper Companies, which recently acquired Aspect Vision Care Ltd. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. The Company believes that certain of its competitors are expanding, or are planning to expand, their manufacturing capacity, and are implementing new, more automated manufacturing processes, in order to support anticipated increases in volume. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. In addition, competitors may reduce prices to achieve the sales volumes necessary to utilize their increased capacity. Price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to reduce its prices in response. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. Any significant decrease in the Company's costs per lens will depend, in part, on the Company's ability to increase its sales volume and production capacity. There can be no assurance that the Company will be able to continue to increase its sales volume or reduce its per unit production costs. In response to competition, the Company may also increase cooperative merchandising allowances or otherwise increase spending, which may adversely affect its business, financial condition and results of operations. The failure of the Company to respond to competitive pressures, and particularly price competition, in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations. See " - Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

        The disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue product produced by Johnson & Johnson. The Company believes that the per unit production costs of Johnson & Johnson and certain of the Company's other competitors are currently lower than those of the Company. A significant price reduction by Johnson & Johnson or certain of the Company's other competitors could limit or reduce the Company's market share in the disposable replacement segment and, as a result, could materially adversely affect the Company's business, financial condition and results of operations

        The Company also encounters competition from manufacturers of eyeglasses and from alternative technologies, such as surgical refractive procedures (including new refractive laser procedures such as PRK, or photorefractive keratectomy, and LASIK, or laser in situ keratomileusis). If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could substantially reduce the demand for contact lenses by enabling patients to avoid the ongoing cost and inconvenience of contact lenses. Accordingly, there can be no assurance that these procedures, or other alternative technologies that may be developed in the future, will not cause a substantial decline in the number of contact lens wearers and thus have a material adverse effect on the Company's business, financial condition and results of operations.

        Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations. The Company's success will depend upon its ability to increase its production volume on a timely basis while maintaining product quality and lowering per unit production costs. Manufacturers often encounter difficulties in increasing production volumes, including problems involving delays, quality control and shortages of qualified personnel. Any significant increase in production volume will require that the Company increase its manufacturing capacity.

        The Company intends to add new, highly automated production lines at its facilities in the United Kingdom and Puerto Rico to increase its manufacturing capacity and reduce its per unit manufacturing costs. The Company could encounter significant difficulties and delays in implementing these automated lines. For example, suppliers could miss their equipment delivery schedules, the efficiency of the new production lines and facility could improve less rapidly than expected, if at all, or the equipment or processes could require redesigning after installation. In addition, the new production lines will involve processes and equipment with which the Company and its personnel are not experienced. The installation of these highly automated production lines in Puerto Rico could increase the Company's tax rate if it results in a significant reduction in the Company's labor costs in Puerto Rico in relation to its Puerto Rican earnings.

        In addition, the Company is currently experiencing space constraints at its Puerto Rican facility, which is now operating at or near capacity. As a result, the Company is in the process of negotiating a lease for a new, larger facility to be constructed to the Company's specifications. The development and construction of a new manufacturing facility is subject to significant risks and uncertainties, including cost estimation errors and overruns, construction delays, weather problems, equipment delays or shortages, production start-up problems and other factors. As many of such factors are beyond the Company's control, the Company cannot predict the length of any such delays, which could be substantial. The Company expects to begin construction of the new facility during the fourth quarter of 1997 and complete construction during the second quarter of 1999. There can be no assurances, however, that the Company will meet this timetable. Before any new manufacturing facility can begin production, it may be inspected by the U.S. Food and Drug Administration (the "FDA") for compliance with current good manufacturing practices ("GMP"), and the inspection and approval process could significantly delay the Company's ability to begin production in this new facility.

        The Company's development of a new facility and implementation of new automated production lines will result in new fixed and operating expenses, including substantial increases in depreciation expense that will increase the Company's cost of sales. If revenue levels do not increase sufficiently to offset these new expenses, the Company's operating results could be materially adversely affected. There can be no assurance that the Company will not encounter unforeseen difficulties, costs or delays in automating its facilities, in constructing and equipping the new manufacturing facility in Puerto Rico or in commencing production on the new lines and at the new facility. Any such difficulties or delays would limit the Company's ability to increase production volume and lower per unit costs (and consequently prices), would limit the Company's ability to compete in the disposable replacement regimen market and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

        Risk of Trade Practice Litigation; Changes in Trade Practices. The contact lens industry has been the subject of a number of class action and government lawsuits and government investigations in recent years. In December 1996, over twenty states sued three of the Company's largest competitors, as well as certain eyecare practitioners and trade organizations. The suit alleges, among other things, a conspiracy among such persons to violate antitrust laws by refusing to sell contact lenses to mail order and other non-practitioner contact lens providers, so as to reduce competition in the contact lens industry. A similar lawsuit was filed by the State of Florida in 1994 and several similar class action lawsuits were also filed in 1994. One of the defendants has agreed to settle the lawsuits as to itself by agreeing to sell contact lenses to mail-order and other alternative distribution channels, and to make substantial cash and product rebates available to consumers.

        In an unrelated matter, one of the Company's largest competitors was sued in a class action lawsuit brought in the Federal District Court in the Northern District of Alabama in 1994 (the "Alabama Lawsuit"). This suit alleged that the defendant engaged in fraudulent and deceptive practices in the marketing and sale of contact lenses by selling identical contact lenses, under different brand names and for different replacement regimens, at different prices. The defendant subsequently modified certain of its marketing practices and ultimately settled the lawsuit in August 1996 by making substantial cash and product payments available to consumers. In August 1997, such competitor also settled an investigation by 17 states into similar matters by agreeing to certain restrictions on its future contact lens marketing practices and making certain payments to each of the states. In October 1996, a class action lawsuit was brought against another of the Company's largest competitors in the Superior Court of New Jersey-Camden (the "New Jersey Lawsuit"). This suit alleges that the defendant engaged in fraudulent and deceptive practices in the marketing and sale of contact lenses by selling interchangeable contact lenses, under different brand names and for different replacement regimens, at different prices.

        Although the Company has not been named in any of the foregoing lawsuits, the Company from time to time receives claims or threats similar to those brought against its competitors, and in one circumstance a suit was filed against the Company making allegations similar to those made in the Alabama and New Jersey Lawsuits, which suit was dismissed without prejudice for non-substantive reasons. There can be no assurance that the

Company will not face similar actions relating to its marketing and pricing practices or other claims or lawsuits in the future. The defense of any such action, lawsuit or claim could result in substantial expense to the Company and significant diversion of attention and effort by the Company's management personnel. There can be no assurance that any such lawsuit would be settled or decided in a manner favorable to the Company, and a settlement or adverse decision in any such action, lawsuit or claim could have a material adverse effect on the Company's business, financial condition and results of operations.

        In addition to the foregoing lawsuits, there is substantial federal and state governmental regulation related to the prescribing of contact lenses. These regulations relate to who is permitted to prescribe and fit contact lenses, the prescriber's obligation to provide prescriptions to its patients, the length of time a prescription is valid, the ability or obligation of prescribers to prescribe lenses by brand rather than by generic equivalent or specification, and other matters. Although these regulations primarily affect contact lens prescribers, and not manufacturers or distributors of lenses such as the Company, changes in these regulations, or their interpretation or enforcement, could adversely affect the effectiveness of the Company's marketing strategy to eyecare practitioners, most notably the effectiveness of the Company's channel-specific and private label branding strategies. Additionally, given the Company's strategic emphasis on focusing its marketing efforts on eyecare practitioners, the Company may be more vulnerable than its competitors to changes in current trade practices. Finally, although cost controls or other requirements imposed by third party health-care payors such as insurers and health maintenance organizations have not historically had a significant effect on contact lens prices or distribution practices, this could change in the future, and could adversely affect the Company's business, financial condition and results of operations. Adverse regulatory or other decisions affecting eyecare practitioners, or material changes in the selling and prescribing practices for contact lenses, could have a material adverse effect on the Company's business, financial condition and results of operations.

        Fluctuations in Operating Results; Seasonality; Decreasing Average Sales Prices. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors. The Company's quarterly results can be affected significantly by pricing changes by the Company or its competitors, the Company's ability to increase manufacturing capacity efficiently and to reduce per unit manufacturing costs, the time and costs involved in expanding existing distribution channels and establishing new distribution channels, discretionary marketing and promotional expenditures such as cooperative merchandising allowances paid to the Company's customers, timing of the introduction of new products by the Company or its competitors, inventory shortages, timing of regulatory approvals and other factors. The Company's customers generally do not have long-term commitments to purchase products and products are generally shipped as orders are received. Consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based on sales forecasts. If sales levels fall below expectations, operating results are likely to be materially adversely affected. In particular, net income may be disproportionately affected because only a small portion of the Company's expenses varies with net sales in the short term. In response to competition, the Company may reduce prices, increase cooperative merchandising allowances or otherwise increase marketing expenditures, and such responses may adversely affect the Company's business, financial condition and results of operations. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company's net sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

        Sales in the contact lens industry historically have exhibited significant seasonality, with the third quarter having the highest sales in a given year.

The Company's sales have historically deviated somewhat from this pattern, with fourth quarter sales being even with or higher than third quarter sales, and sales in the first quarter of the following year being lower than the preceding two quarters. The Company believes that its seasonality patterns will more closely reflect those of the industry in the future. In addition, due to the relatively high proportion of the Company's fixed costs to its total costs, the Company's level of profitability has historically increased significantly with increasing sales volumes, resulting in disproportionately better results in the second half of each year. There can be no assurance that these patterns will not continue in future years although the pattern may be somewhat less pronounced if the Company's sales seasonality patterns become more like the rest of the industry, and if the Company continues to increase the proportion of sales represented by lenses marketed for more frequent replacement regimens.

        The Company expects that the overall average selling price that it realizes across its products will decline over time because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens and, within the disposable segment, to lenses that are marketed for more frequent replacement, (ii) decreases in the prices of lenses marketed for disposable replacement regimens and (iii) increases in products sold internationally through distributors at prices lower than direct sales prices in the United States. The Company does not expect there to be significant growth in its sales of lenses marketed for annual replacement. Accordingly, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margins, and the Company does not believe that its recent net sales and operating income growth rates are indicative of the Company's long-term growth rates.

        Need to Increase Sales of Lenses Marketed for Disposable Replacement Regimens. The market for contact lenses is shifting from lenses marketed for annual replacement regimens, where the Company has significant experience and a leading market position, to lenses marketed for disposable replacement regimens, where the Company is less experienced and has a significantly smaller market share. The Company's success depends on both continued growth of the disposable replacement market and increased penetration of this market by the Company's products. There can be no assurance that the Company's contact lenses marketed for disposable replacement regimens will achieve widespread consumer acceptance, or that net sales or net income from the sale of such lenses will be sufficient to offset the decline in the Company's net sales or net income from its contact lenses marketed for annual replacement regimens, which have higher prices and gross margins. The Company anticipates that prices for its products targeted for disposable replacement regimens will decline in the future. In addition, the lenses currently offered in the United States by the Company in the disposable lens segment are marketed for weekly and monthly replacement regimens. Certain of the Company's competitors have introduced lenses for daily replacement at lower prices than their current weekly and bi-weekly disposable lenses. The Company's ability to enter and to compete effectively in the market for daily disposable lenses will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs.

        Risks Relating to International Operations; Need to Increase Sales in International Markets. In 1995, 1996 and the first nine months of 1997, the Company's international sales represented 17.6%, 18.1% and 20.6%, respectively, of the Company's net sales. In addition, a substantial portion of the Company's products are manufactured in the United Kingdom. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign consumer preferences, disruptions or delays in shipments, changes in currency exchange rates, longer accounts receivable payment cycles and greater difficulties in collecting accounts receivable, foreign tax laws or tariffs, political unrest and changing economic conditions in countries in which the Company's products are sold or manufacturing facilities are located. These factors, among others, could adversely affect the Company's ability to sell its products in international markets, as well as its ability to manufacture its products. If any such factors were to render the conduct of business in a particular country undesirable or impractical, there could be a material adverse effect on the Company's business, financial condition and results of operations. The Company and its representatives, agents and distributors are also subject to the laws and regulations of foreign jurisdictions in which they operate or in which the Company's products are sold, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

        A substantial portion of the Company's sales and expenditures are collected or paid in currencies other than the U.S. dollar. Therefore, the Company's operating results are affected by fluctuations in foreign currency exchange rates. In the three and nine months ended September 30, 1997, the Company had an exchange loss of $385,000 and $326,000, respectively, primarily relating to changes in exchange rates between the U.S. dollar and the U.K. pound sterling. There can be no assurance that in the future exchange rate movements will not have a material adverse effect on the Company's sales, gross profit, operating expenses or foreign currency exchange gains and losses.

        The Company's continued growth is dependent on the expansion of international sales of its products. This expansion will involve operations in markets with which the Company is not experienced and there can be no assurance that the Company will be successful in capturing a significant portion of these markets for contact lenses. In addition, the Company will not be able to market and sell its products in certain international markets, such as Japan, until it obtains regulatory approval. The failure of the Company to increase its international sales substantially could have a material adverse effect on the Company's business, financial condition and results of operations.

        Uncertain Ability to Manage Growth; Risks Associated with Implementation of New Management Information Systems. The Company has experienced rapid growth in recent years. Continued rapid growth may place a significant strain on management, operational infrastructure, working capital and financial and management control systems. Growth in the Company's business has required, and is expected to continue to require, significant personnel management and other infrastructure resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational, financial and management information systems. The Company is in the process of replacing its management information systems. The new systems will significantly affect many aspects of the Company's business, including its manufacturing, sales and marketing, and accounting functions, and the successful implementation of these systems will be important to facilitate future growth. Implementation of the new management information systems could cause significant disruption in operations. If the Company is not successful in implementing its new systems or if the Company experiences difficulties in such implementation, the Company could experience problems with the delivery of its products or an adverse impact on its ability to access timely and accurate financial and operating information.

PART II - OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

        On July 31, 1997, the Company reincorporated in Delaware through a merger of the Company's California predecessor ("OSI California") into the Company.

        Between July 1, 1997 and September 30, 1997, the Company and OSI California sold the following equity securities that were not registered under the Securities Act of 1933.

                                                                                           Aggregate
                                                                                        Purchase Price and
Class of                                                 Number of   Exemption from        Form of
Purchasers        Date of Sale    Title of Securities   Securities   Registration        Consideration
----------        ------------    -------------------   ----------   ------------        -------------
Employees (1)       07/02/97        Common Stock            1,200    Rule 701 (1)         $  1,503.24
President (1)       08/04/97        Common Stock        1,280,000    Rule 701 (1)         $375,808.00


----------------------------------------------------
 (1)Represents shares issued upon exercise of stock options

        The Company's registration statement (the "Registration Statement") on Form S-1, registering the offer and sale of an aggregate of 8,280,000 shares of the Company's common stock in connection with the Company's initial public offering (Securities and Exchange Commission File No. 333-27421) was declared effective by the Securities and Exchange Commission on August 4, 1997, the offering date for the initial public offering. The managing underwriters for the offering were Morgan Stanley Dean Witter Incorporated, Bear, Stearns & Co. Inc. and Cowen and Company.

        In August 1997, the Company completed its initial public offering in which 8,280,000 shares of its Common Stock were sold to the public at a price of $16.50 per share (including shares sold pursuant to the underwriters' over-allotment option). The shares sold consisted of 3,600,000 shares sold by the Company at an aggregate public offering price of $59.4 million and 4,680,000 shares sold by selling stockholders at an aggregate public offering price of $77.2 million. Effective immediately prior to the closing of the initial public offering, all outstanding shares of the Company's then outstanding preferred stock were automatically converted into shares of common stock.


        Expenses incurred by the Company in connection with the initial public offering were:

          Underwriting discounts and commissions.....................$4,158,000*
          Expenses paid to or for underwriters...........................93,000
          Other expenses..............................................1,520,000
          Total expenses..............................................5,771,000

        None of such payments were direct or indirect payments to directors or officers of the Company or any of their associates, to persons holding ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

        The aggregate net offering proceeds to the Company from the initial public offering after deducting the total expenses described above were $53.6 million. From the effective date of the Registration Statement through September 30, 1997, such proceeds were used for the following purposes:


--------

* excludes discounts and commissions of $5.4 million paid by the selling stockholders.

Construction of plant, building and facilities ..................... $   200,000
Purchase and installation of machinery and equipment................   2,139,000
Repayment of indebtedness...........................................  14,495,000
Working capital ....................................................           0
Cash equivalents (1)................................................  19,920,000
Short-term and long-term investments (2)............................  10,190,000
Final payment pursuant to UK settlement agreement...................   6,685,000


-------------------------------------------
(1)Represents investments with original maturities of three months or less

(2)Represents investments with original maturities of more than three months

        None of such payments were direct or indirect payments to directors or officers of the Company or any of their associates, to persons holding ten percent or more of any class of equity securities of the Company or to affiliates of the Company, except that $2,895,000 of the net proceeds were used to repay indebtedness owed to John Fruth, the Company's Chief Executive Officer and a Director and holder of in excess of ten percent of the Company's common stock.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In June 1997, OSI California solicited the written consent of its shareholders to approve the following maters: (i) the change of the state of incorporation of the Company from California to Delaware; (ii) the approval of the Company entering into Indemnity Agreements with its officers and directors;
(iii) the adoption by the Company of a 1997 Equity Incentive Plan and the reservation for issuance thereunder of 2,000,000 shares of Common Stock of the Company; (iv) the adoption by the Company of a 1997 Directors' Stock Option Plan and the reservation for issuance thereunder of 300,000 shares of Common Stock of the Company; (v) the adoption by the Company of a 1997 Employee Stock Purchase Plan and the reservation for issuance thereunder of 400,000 shares of Common Stock of the Company; and (vi) the deletion from the Certificate of Incorporation of the Company of the terms of the preferred stock of the Company after the closing of the Company's initial public offering and the resulting conversion of the Company's preferred stock to Common Stock. OSI California received the consent of 15,830,266 shares of outstanding Common Stock (94%) and 236,336 shares of its outstanding preferred stock (100%) approving each of the foregoing matters. Consents were not returned with respect to 375,862 shares of the Company's outstanding Common Stock.

        In July 1997, OSI California solicited the written consent of its shareholders to approve the following matters: (i) the amendment of the Certificate of Incorporation of the Company to (a) increase the number of authorized shares of the Company's Common Stock from 40,000,000 to 80,000,000 and (b) effect a 2-for-1 split of the Company's Common Stock; (ii) the approval of the amendment and restatement by the Company of its 1997 Equity Incentive Plan; (iii) the approval of the amendment and restatement by the Company of its 1997 Directors Stock Option Plan; (iv) the approval of the amendment and restatement by the Company of its 1997 Employee Stock Purchase Plan, and (v) the amendment of the Company's Certificate of Incorporation to be filed after the conversion of all shares of the Company's outstanding preferred stock into Common Stock in connection with the public offering. OSI California received the consent of 13,859,730 shares of outstanding Common Stock (83%) and 236,336 shares of its outstanding preferred stock (100%) approving each of the foregoing matters. Consents were not returned with respect to 2,731,460 shares of the Company's outstanding Common Stock.

        The matters described above as having received the consent of the shareholders of OSI California also each received the consent of the then sole stockholder of the Company.

ITEM 5.  OTHER INFORMATION

        Effective October 15, 1997, the Company appointed Norwick "Wick" B.H. Goodspeed as its President and Chief Operating Officer and as a director. Mr. Goodspeed had served as the President and Chief Executive Officer of McGaw, Inc. since January 1994.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

The following exhibits are filed herewith:

Exhibit
Number                      Exhibit Title
------                      -------------

 11.01   -    Statement regarding computation of pro forma net income per share
 27.01   -    Financial Data Schedule



         (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the period ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     OCULAR SCIENCES, INC.
                                     (Registrant)




Date: November 11, 1997              /s/ Gregory E. Lichtwardt
                                     ----------------------------------------
                                     Gregory E. Lichtwardt
                                     Vice President, Finance, Chief
                                     Financial Officer, and Treasurer
                                     (Duly Authorized Officer and Chief
                                     Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit                  Description                                                Page
-------                  -----------                                                ----
Number
------
 11.01        Statement Regarding Computation of Pro Forma Net Income Per Share      27

 27.01        Financial Data Schedule                                                28
