Form 10-K405
period 1997-12-31
OCULAR SCIENCES INC /DE/
filed 1998-03-30
CIK 882484

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997; or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _____.

                          COMMISSION FILE NO. 0 - 27421

                              OCULAR SCIENCES, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                           94 - 2985696
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

           475 ECCLES AVENUE
     SOUTH SAN FRANCISCO, CALIFORNIA                              94080
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (650) 583-1400

Securities registered pursuant to Section 12(b)
of the Act:                                                        NONE

Securities registered pursuant to Section 12(g)
of the Act:                                            COMMON STOCK, PAR VALUE
                                                           $0.001 PER SHARE
                                                            (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant's Common Stock on March 16, 1998 ($26.00) as reported on the Nasdaq National Market, was approximately $253,556,537.

As of Monday, March 16, 1998, Registrant had outstanding 22,013,556 shares of Common Stock.

                              OCULAR SCIENCES, INC.
                                 1997 FORM 10-K
                                TABLE OF CONTENTS


                                                                                                                 PAGE
                                                                                                                 ----
                                     PART I
Item 1.         Business                                                                                            3
Item 2.         Properties                                                                                         28
Item 3.         Legal Proceedings                                                                                  29
Item 4.         Submission of Matters to a Vote of Security Holders                                                29

                                     PART II
Item 5.         Market for the Registrant's Common Equity and Related Stock
                Holder Matters                                                                                     30
Item 6.         Selected Consolidated Financial Data                                                               32
Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                          33
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                                         40
Item 8.         Financial Statements and Supplementary Data                                                        41
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                                                           65

                                    PART III
Item 10.        Directors and Executive Officers of the Registrant                                                 66
Item 11.        Executive Compensation                                                                             68
Item 12.        Security Ownership of Certain Beneficial Owners and Management                                     73
Item 13.        Certain Relationships and Related Transactions                                                     74

                                     PART IV
Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                   77

Signatures                                                                                                         81

Index to Exhibits



This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. These statements involve risks and uncertainties, including the impact of intense competition, risks of expansion and automation of manufacturing facilities, risks of trade practice litigation, fluctuations in operating results, risks of international operations, the management of growth and the other risks discussed in the sections entitled "Item 1, Business-Risk Factors" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. The actual results that the Company achieves may differ materially from the results discussed or implied in such forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," expects," future," "intends," "may" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

                                     PART I
  ITEM 1.  BUSINESS

  Ocular Sciences, Inc. (the "Company") is a rapidly growing manufacturer and marketer of soft contact lenses. The Company manufactures a broad line of soft contact lenses marketed for annual and disposable replacement regimens. The Company believes that its lens designs provide wearers with a higher level of comfort and greater ease of handling than those of its leading competitors. The Company's manufacturing technologies permit consistent, cost-effective reproduction of these designs, allowing the Company to offer its lenses at competitive prices. In addition, the Company has implemented marketing strategies designed to assist eyecare practitioners, both in independent practice and in retail chains, in retaining their patients and monitoring their patients' ocular health. These strategies provide a significant incentive for practitioners to prescribe the Company's lenses. Furthermore, the Company has continuously focused on lowering its non-manufacturing costs, or "cost-to-serve," enabling it to increase its profitability and its flexibility to reduce prices. To minimize its cost-to-serve, the Company utilizes a telemarketing sales force and directs its marketing efforts toward eyecare practitioners rather than consumers.

  The Company believes that practitioners can increase their patient retention and provide better ongoing patient care by providing competitively-priced, high-quality products that are differentiated by brand from those offered by competing distribution channels. Accordingly, the Company has successfully implemented a strategy to address the needs of eyecare practitioners. The Company markets its lenses solely to eyecare practitioners, both in private practice and in retail optical chains, rather than to consumers. The Company believes that focusing on the eyecare practitioner, who significantly influences the selection of the brand of contact lenses worn by the patient, is critical to its ability to market contact lenses successfully. The Company does not sell to mail-order companies, pharmacies or other distribution channels that do not provide the regular eye examinations necessary to maintain overall ocular health.

  Over the last five years, the Company has established itself as a leader in the spherical annual replacement segment of the United States market with a market share estimated at approximately 24% in the fourth quarter of 1997, based on unit sales. Since its introduction of lenses marketed for weekly disposable replacement regimens in 1993, the Company has steadily increased its share of this growing market, reaching approximately 12% of total unit sales in the United States during the fourth quarter of 1997, based on data published by the Contact Lens Institute. The Company's overall unit sales have increased at a compound annual growth rate of approximately 69% from 1993 to 1997, primarily due to increased sales of its lenses marketed for weekly disposable replacement regimens. During the same period, while the overall average selling prices of all of the Company's lenses declined approximately 59%, the Company reduced its per unit production costs by approximately 73% by spreading its relatively fixed manufacturing and operating costs over higher production volumes, and by improving its manufacturing and packaging processes. As a result, from 1993 to 1997, the Company's net sales and operating income have increased at compound annual growth rates of approximately 33% and 80%, respectively, while its operating margins have improved from 7.5% to 25.2% (in each case excluding non-recurring charges in 1993).

INDUSTRY OVERVIEW

  The soft contact lens industry is characterized by increasing lens consumption, declining unit prices and intense competition among the eyecare practitioners and retail chains that fit, prescribe and sell contact lenses. Industry analysts estimate that approximately 50% of the world's population needs some type of vision correction. In the United States alone, over 130 million people require some form of vision correction. Approximately 26 million people in the United States, or 20% of those requiring vision correction, wear contact lenses according to estimates by industry analysts, making the United States the world's largest market for contact lenses. While contact lenses have been available for decades, the advent of soft lenses in 1971 changed the industry substantially and stimulated significant penetration of the eyeglass market by dramatically reducing the discomfort of earlier rigid lenses.

  The first soft contact lenses were generally prescribed for replacement every one to two years. Although they were significantly more comfortable than hard contact lenses, they required an extensive cleaning routine, consisting of daily cleaning with a surfactant cleanser and an additional weekly enzymatic cleaning to reduce protein accumulation. Even with this cleaning program, these lenses often became progressively less comfortable to wear over time. Additionally, the long replacement schedule of the lenses increased the likelihood of ocular health problems if the wearer did not follow the required cleaning program. In response to these and other factors, soft contact lenses marketed for disposable replacement regimens were introduced in 1988. These replacement regimens, in which lenses are to be replaced daily, weekly or monthly, have spurred a rapid increase in contact lens consumption in the United States. While contact lenses marketed for disposable replacement regimens are often made from the same or similar polymers and can have the same or similar designs as lenses marketed for annual replacement regimens, they are generally produced at substantially higher volumes, sold in larger quantities and packaged in less expensive materials. These factors allow the lenses to be sold at substantially reduced per unit prices, making more frequent lens replacement economically feasible for the consumer.

  Largely as a result of this increased frequency of lens replacement, the number of soft contact lenses sold in the United States has increased at a compound annual growth rate of approximately 28% from 1987 through 1997, according to Health Products Research, a market research firm. This increase in unit sales has provided increased manufacturing economies of scale that, together with increased competition in distribution channels, has led to significant reductions in average retail prices for lenses marketed for disposable replacement regimens. The Company believes that this, in turn, has led to further increases in lens consumption. Despite the decline in per unit prices, as wearers switch to more frequent replacement regimens, their annual expenditures for lenses increase. For example, the Company's annual sales are from five to seven times higher for a wearer following a bi-weekly replacement regimen than they are for a wearer following an annual replacement regimen. As a result, total dollar sales of contact lenses in the U.S. have increased at a compound annual growth rate of approximately 11% per year from 1994 through 1996. The Company believes that the United States market for contact lenses will continue to grow, although at a slower rate, as wearers continue to shift towards more frequent lens replacement regimens. In addition, according to industry studies, while the United States and Canadian market represented approximately 50% of worldwide contact lens unit sales volumes in 1996, market growth rates outside the United States now exceed those in the United States. The Company believes that international contact lens sales will continue to increase as low-priced contact lenses become increasingly available in many international markets.

  Most contact lenses are purchased from optometrists, either in private practice or in retail chains, and from ophthalmologists in private practice. The Company believes, based on a 1994 study sponsored by the American Academy of Ophthalmology and management's experience in the eyecare industry, that the eyecare profession suffers from a surplus of eyecare practitioners and believes that the resulting competitive pressure has been exacerbated by the increased prevalence of retail optical chains and mass merchandisers that provide eyecare services. Eyecare practitioners in retail chains offer services and products similar to those provided by practitioners in private practice but offer longer hours in more convenient locations, such as shopping malls and other high-traffic areas. Retail chains generally require higher patient volumes and accordingly rely heavily on consumer advertising and promotional pricing to generate sales. Consequently, the Company believes that competition to acquire and retain patients has intensified.

  The typical eyecare practitioner in both the private practice and retail chain channels depends heavily on sales of products, such as contact lenses and eyeglasses. The Company believes, based on a 1996 industry survey, that the typical optometric practice or retail optical chain realizes approximately two-thirds of its revenue from sales of corrective products, such as contact lenses and eyeglasses, and approximately one-third of its revenue from professional services such as eye examinations. Since the need for vision correction is chronic, repeat sales of contact lenses can provide the practitioner with a recurring, predictable revenue base.

  While the introduction of disposable lens replacement regimens has led to growth in the contact lens market, it has placed additional competitive pressure on practitioners. Traditionally, patients purchased new lenses annually in connection with their eye examinations. Today, a patient is still required to see an eyecare practitioner initially to be fitted for contact lenses and to receive a prescription. After the initial fitting, however, while the patient may see the practitioner annually to monitor eye health, he or she may purchase new contact lenses to refill the prescription three or four times per year. Most patients select contact lenses based on the recommendation of their eyecare practitioners, and accordingly practitioners have significant influence in determining the brands of contact lenses worn by their patients. In addition, because contact lens prescriptions are generally brand-specific, patients typically continue to purchase the same brand for their prescription refills. However, the prescribing practitioner risks losing the recurring sales represented by prescription refills as nationally advertised lens brands are now available through virtually every possible channel of distribution, including mail-order companies and pharmacies.

  The Company believes that practitioners can increase their patient retention and provide better ongoing patient care by providing competitively-priced, high-quality products that are differentiated by brand from those offered by competing distribution channels. As a result, the Company believes that there exist significant opportunities for manufacturers of contact lenses that can effectively address these needs. Moreover, the Company believes that the increased frequency of lens purchases resulting from the shift to disposable replacement regimens can provide significant recurring revenues for manufacturers that are able to produce and distribute large quantities of high-quality lenses on a cost-effective basis.

STRATEGY

  The Company has successfully implemented a strategy based on addressing the needs of eyecare practitioners. This strategy has enabled the Company to achieve a leading position in the U.S. market for lenses marketed for annual replacement regimens. The Company is continuing to pursue this strategy by leveraging the practitioner relationships and reputation resulting from this leading position to increase its share of the growing disposable market segment. The Company believes that its high-quality, efficient manufacturing technology and cost-effective operations position it to profitably exploit the growth associated with this high-volume segment. The principal elements of the Company's strategy include:

     Focus Marketing on Eyecare Practitioners. The Company's sales and marketing efforts are directed at eyecare practitioners because the practitioner strongly influences the brand of lenses purchased by the patient. The Company advertises and promotes its products solely to practitioners rather than to consumers. In addition, the Company does not sell its lenses to mail-order companies, pharmacies and other distribution channels that do not provide the eyecare services necessary to confirm lens fit and monitor ocular health. By bar-coding each unit shipped for disposable replacement regimens, the Company can identify diversion of its lenses to non-eyecare practitioner channels. The Company structures its branding and marketing strategies so that the patient will be more likely to refill prescriptions from the practitioner or retail chain from whom he or she received the initial prescription. As a result, the Company believes that it assists eyecare practitioners in retaining patient reorders and improves practitioners' ability to monitor their patients' ongoing ocular health, thereby providing a significant incentive for practitioners to prescribe the Company's lenses.

     Employ Brand Segmentation by Channel. The high-volume use of lenses marketed for disposable replacement regimens has resulted in increased mass-market advertising of competing products and intensified competition across distribution channels. Unlike its larger competitors, which promote nationally advertised consumer brands across multiple distribution channels, the Company advertises and promotes its lenses marketed for disposable replacement regimens under specific brand names for the private practice channel and other brand names for the retail chain channel. The Company also provides private label brands for its larger customers. Branding by distribution channel creates brand exclusivity and allows practitioners to differentiate lenses sold by them from those sold through competing channels, providing them with a greater ability to retain their patients' prescription refill business. The Company believes that, as a result, its channel-specific branding has become increasingly valuable to eyecare practitioners. By promoting the repeat purchase of lenses from the prescribing practitioner, the Company believes that its marketing strategies increase patient satisfaction and thereby encourage long-term loyalty to its products, while also motivating practitioners to prescribe its lenses.

     Produce Superior Performing Products. The Company believes that its contact lenses are superior in performance to those of its major competitors in terms of comfort and ease of handling. The Company's advanced dry cast molding process and sophisticated lens designs maximize wearers' comfort and improve shape retention of lenses, making them easier for wearers to handle. In addition, the Company's lenses are designed and manufactured to provide fitting characteristics similar to competitors' lenses. In general, this interchangeability enables the practitioner to switch a patient to the Company's lenses without extensive refitting time. These advantages enable the Company to market its lenses to eyecare practitioners for both existing, as well as new, contact lens wearers.

     Emphasize Low-Cost Efficient Manufacturing. With the growth of the high-volume disposable market segment, low-cost, scaleable manufacturing has become increasingly important. The Company's dry cast molding technology allows it to manufacture high-quality lenses efficiently. As a result, the Company has been able to reduce its per unit production costs by approximately 73% over the last four years while increasing its production volumes by approximately 876%. The Company plans to implement highly automated production lines in its U.K. manufacturing facility beginning in the second quarter of 1998, and plans to relocate its Puerto Rican manufacturing operations to a substantially larger new facility, which is expected to also include these highly automated production lines, in 1999. The Company believes that the increased unit volumes resulting from the growing disposable replacement market and this continued investment in automation and capacity will enable it to further reduce per unit production costs and increase production volumes.

     Minimize Cost-to-Serve. A substantial portion of the Company's costs consists of the costs required to sell and market lenses and to take and fill an order. The Company focuses on lowering these non-manufacturing costs, or "cost-to-serve," in order to increase its profitability and its flexibility to reduce prices. The Company's primary means of minimizing cost-to-serve are its use of telemarketing rather than a traditional direct sales organization and its use of advertising targeted to practitioners rather than to consumers. This strategy differentiates the Company from its competitors, and the Company believes that the cost of its average sales call is substantially lower than that of its competitors that rely on field sales representatives, as the Company's inside sales personnel can make more calls per day at a lower annual cost per salesperson. Unlike its leading competitors, which market their products to consumers through expensive mass-media campaigns, the Company further controls its operating expenses by directing its marketing solely to the eyecare practitioners who prescribe contact lenses. In addition, the Company continues to invest in increased automation in its distribution operations in order to maintain its low cost-to-serve.

     Expand Internationally Through Strategic Relationships. The Company believes that many international markets for soft contact lenses will grow at faster rates than the United States market and that this growth will be driven by increased availability of low-priced lenses marketed for disposable replacement regimens in developed markets such as Europe, Japan and Canada, and by increased disposable income in emerging markets in Asia and Latin America. However, many markets outside the United States do not have the level of demand necessary for local manufacturers to achieve the economies of scale required for low-cost lens production. Consistent with its strategy of minimizing cost-to-serve, the Company's international growth strategy is to establish strategic distribution and marketing relationships with regional optical companies, such as the contact lens division of Carl Zeiss Company ("Zeiss") in Europe and Seiko Contactlens, Inc. ("Seiko") in Japan, to capitalize on their existing market presence, customer relationships and local infrastructure. The Company anticipates that Seiko will receive initial approval to sell certain of the Company's contact lenses marketed for disposable replacement regimens in Japan by the fourth quarter of 1998. The Company has also established distribution relationships with other soft contact lens distributors in a number of countries in the Asian market. The Company believes that, as a result, it can target growing international markets effectively without significant investment in direct operations.

PRODUCTS

  The Company manufactures a broad line of soft contact lenses that it believes provide superior performance to other leading products at competitive prices. Soft contact lens performance is defined primarily by comfort (how the lens feels on the eye), handling (ease of placement and removal), acuity of vision and physiological response. These qualities, in turn, are determined primarily by lens design and the manufacturing process. The Company's lenses incorporate sophisticated designs, including extremely thin edges, a lenticulated carrier and a low-edge apex, that provide a high level of comfort, enhanced shape retention and ease of handling. The Company's dry cast molding process further improves handling and comfort by consistently and accurately reproducing these designs. In addition, the Company's lenses are designed and manufactured to provide fitting characteristics similar to those of competitors' lenses. In general, these characteristics enable the practitioner to switch a patient to the Company's lenses without extensive refitting time. The Company believes that this, together with its lenses' performance and price, allows practitioners to easily prescribe the Company's lenses to existing, as well as new, contact lens wearers.

  The Company's contact lenses are made from flexible polymers containing 38% or 55% water. The Company offers different brands for different replacement regimens, from weekly and monthly replacement to annual replacement. A wearer's replacement regimen is generally based on the recommendation of his or her eyecare practitioner, who typically prescribes a lens brand targeted to that regimen and who advises the wearer on the appropriate lens care procedures for that regimen. However, the wearer may actually replace his or her lenses on a more or less frequent basis. Given the basic functional similarity of lenses marketed for different replacement regimens, many of the Company's lenses marketed for annual and disposable replacement regimens are made from the same or similar polymers and have the same or similar design specifications. Most of the Company's lenses contain a light blue bulk-applied visibility tint that enables the wearer to see and handle the lenses more easily, although some of the Company's more expensive lenses marketed for annual replacement contain a more expensive, individually applied masked tint that improves handling and is less noticeable in the eye, and some of the Company's lenses are untinted. The Company's lenses marketed for disposable and annual replacement regimens are generally packaged in different quantities and priced differently. See " -- Risk Factors -- Risk of Trade Practice Litigation; Changes in Trade Practices."

  Within different replacement regimens, the Company offers daily-wear lenses, to be removed, cleaned and disinfected each night, and extended-wear lenses that may be worn continuously, night and day, for up to seven days. In addition, within each replacement regimen, the Company offers lenses having different design parameters, diameters and base curves to enable practitioners to fit their patients better.

  Disposable Replacement Regimens

  Lenses marketed for disposable replacement regimens accounted for 75.9% of the Company's net sales in 1997. See " -- Risk Factors -- Dependence on Single Product Line; Need to Increase Sales of Lenses for Disposable Replacement Regimens."

      Weekly Replacement Regimens. The Company entered the growing weekly disposable segment of the soft contact lens market with a 38% water content lens in September 1993. The Company's introduction of a 55% water content lens in the first quarter of 1995 provided a product directly competitive with the market leader, Acuvue, which was the first soft contact lens to be marketed broadly in the United States for weekly replacement. These lenses are marketed for replacement every one to two weeks. The Company believes that its 55% water lenses marketed for weekly replacement can provide handling and comfort superior to that provided by Acuvue, at a competitive price. The design and water content of the 55% water lens permit a high level of oxygen transmissibility and provide increased comfort for overnight wear. A February 1997 independent study comparing the Company's 55% water lens marketed for weekly replacement to Acuvue found that a substantial majority of the 70 patients studied preferred the Company's lens for ease of use and comfort. This study reported that overall, 63% of these 70 patients preferred the Company's lens over the Acuvue lens. The Company believes that its lenses marketed for weekly replacement regimens have demonstrated strong market acceptance, gaining U.S. market share steadily since their introduction and representing approximately 12% of total unit sales in the growing weekly disposable market segment in the United States in the fourth quarter of 1997. The Company sells its lenses marketed for weekly disposal to independent practitioners under the Hydron Biomedics, Clinasoft, Procon and Mediflex brands and to retail chains under the UltraFlex 7/14 brand and private label brands. The Company packages its lenses for weekly replacement in boxes, each containing six identical blister-packed lenses.

      Monthly Replacement Regimens (Planned Replacement Lenses). The Company's lenses marketed for monthly replacement regimens are sold primarily under the Hydron ProActive 55, Edge III ProActive and UltraFlex SmartChoice brands. These lenses are marketed for replacement every one to three months. This replacement regimen provides a lower cost alternative to weekly replacement.

      Daily Replacement Regimens (Under Development). The Company is evaluating the introduction of a low-cost lens to be marketed for daily replacement. The product would be packaged in boxes of 30 lenses. The Company believes that there may be substantial demand for the convenience of a lens for single-day wear. However, the Company believes that the level of demand for lenses marketed for daily disposal is still uncertain. Certain of the Company's competitors, including the Vistakon division of Johnson & Johnson ("Johnson & Johnson") and, more recently, Ciba-Geigy Corporation ("Ciba-Geigy") and Bausch & Lomb, Inc. ("Bausch & Lomb"), have introduced, and certain others plan to introduce, lower-priced lenses marketed for daily replacement. The Company intends to evaluate the market response to their offerings before introducing its own lens marketed for daily disposal. In addition, because of the substantially greater volume requirements and lower selling prices that the Company believes will be required to support daily replacement, the Company does not intend to offer lenses for this replacement regimen until it has significantly increased its manufacturing capacity and decreased its per unit production costs.
    See " -- Risk Factors -- Intense Competition" and " -- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

  Annual Replacement Regimens

  The Company is a leading provider of soft lenses marketed for annual replacement regimens in the United States. Lenses marketed for annual replacement regimens accounted for 21.8% of the Company's net sales in 1997. These lenses must be cleaned nightly, with an additional weekly enzymatic cleaning to reduce protein accumulation. Patients generally wear these lenses until they become dirty or uncomfortable (usually a year for 38% water products and about nine months for 55% water products). The Company markets its lenses for annual replacement regimens primarily under three brand names, Edge III, UltraFlex and Hydron. These product lines include a number of lens designs to allow practitioners to choose the lens that best meets their patients' needs. Under both the Edge III and UltraFlex brands, the Company offers a low-priced, daily-wear product, a thinner product, a product that is both thinner and larger in diameter and a product that may be utilized as an extended-wear lens. The Company packages its lenses marketed for annual replacement regimens in single-lens vials or blister packs.

  Specialty Lenses

  Specialty lenses accounted for 2.3% of the Company's net sales in 1997. Toric lenses are designed to correct vision for people with astigmatism, which is characterized by an irregularly shaped cornea. The Company offers daily-wear toric lenses under the Ultra T brand that are manufactured for the Company by a third party. Bifocal contact lenses can help to correct presbyopia, or age-related difficulty in focusing on near objects. The Company offers daily-wear bifocal lenses under the Echelon brand that are cast-molded by the Company. In addition, the Company produces its Versa-Scribe tinted lenses, sold in blue, aqua and green, to enhance the color of the eye.

SALES AND MARKETING

  In the United States and the United Kingdom, the Company's products are sold primarily by its 51-person inside sales force (as of December 31, 1997), based in South San Francisco and the United Kingdom. In order to maintain a low cost-to-serve, the Company has utilized an inside sales force since its inception. This inside sales force relies on telemarketing to sell the Company's products to practitioners, both in independent practice and retail chains. With over 40,000 practitioners in the United States, the Company believes that this market can be reached effectively and frequently through telemarketing, mailings, trade journals and trade shows, at a relatively low cost. The Company's inside sales personnel can make presentations to a significantly greater number of practitioners per day than the traditional field sales representatives used by the Company's principal competitors, at a lower annual cost per salesperson. The Company believes that this sales efficiency provides it with a competitive advantage and contributes to its low cost-to-serve. For larger national accounts, senior management also frequently makes outside sales calls.

  In recruiting its sales personnel, the Company seeks well-educated candidates who it believes will be capable of both discussing technical information and developing relationships with practitioners. As part of a continuing effort to ensure the motivation, professionalism and effectiveness of its sales representatives, the Company provides each sales representative with substantial training in a program that was developed by the Company and has been used since its inception. This program typically includes two weeks of initial training and at least two hours a week of continuing instruction. This training emphasizes the development of personal relationships with customers and the technical aspects of contact lens fitting and design. The Company's current sales representatives average approximately three years with the Company, providing a level of experience that the Company believes enables them to work effectively with optometrists and ophthalmologists. Each salesperson is assisted by a computer database that maintains each practitioner's profile, monitors ongoing activities and orders, allows sales personnel to enter information for follow-up calls and highlights dates for return calls.

  The Company also utilizes distributors that resell the Company's contact lenses primarily to independent practitioners. In 1997, sales through distributors represented approximately 12% of the Company's United States sales and a substantial majority of its international sales. The Company believes that by using distributors, it increases the availability of its lenses to many practitioners who prefer to utilize a single source for several brands of lenses and manages the costs involved in numerous small orders. In addition, the Company utilizes advertising targeted to practitioners, such as direct-mail and advertisements in professional journals, to generate leads for its inside sales force. The Company also provides customers with substantial merchandising allowances and has developed a variety of promotional programs to offer lenses at significantly reduced prices in order to encourage trial of its products.

As a matter of policy, the Company does not sell lenses to mail-order companies because to do so would be inconsistent with its strategy of focusing on the practitioner and because they do not provide the regular eye examinations necessary to check the fit of the lenses and monitor overall ocular health. To control the distribution of its lenses marketed for disposable replacement regimens, the Company places serialized bar-codes on each disposable product box and blister pack and routinely monitors product availability at mail-order companies. The Company has a policy of terminating the supply of lenses marketed for disposable replacement regimens to its customers who are found to have diverted products to a mail-order company. See " -- Risk Factors -- Risk of Trade Practice Litigation; Changes in Trade Practices."

  In 1997, the Company sold its products to approximately 14,000 independent practitioner accounts and approximately 85 retail chains. The Company's customers in each of the past three years have included at least 18 of the top 20 United States optical retailers. Twelve of these top 20 U.S. retailers, as well as key international corporate accounts such as Synsam in Scandinavia, have selected the Company's lenses for their private label. No single customer accounted for more than approximately 8% of the Company's net sales in 1997, and the Company's ten largest customers in 1997 represented approximately 22% of the Company's net sales in that year.

  Product Branding. The Company has developed many different trademarked brands for its lenses marketed for disposable replacement regimens. Certain brands are offered only to independent practitioners. Other brands are offered only to retail chains. In addition, private label brands are offered to certain high-volume customers that wish to develop their own brand recognition and loyalty, and private practitioners (or groups of private practitioners) meeting certain volume criteria can similarly purchase "semi-exclusive" brands that are not widely offered to other practitioners in their local market. The Company believes that this approach differentiates the Company from its leading competitors, which typically rely heavily on expensive consumer advertising and promotion of national brands to generate brand awareness and demand. With the same nationally advertised and promoted brands of lenses marketed for disposable replacement regimens available in a number of major distribution channels, often including mail-order companies and pharmacies, patients can bypass their original eyecare provider when purchasing replacement lenses. By marketing its lenses under different brands, segmented by distribution channel, the Company believes that it can assist eyecare professionals in retaining their patients and improve patients' long-term eyecare. See " -- Risk of Trade Practice Litigation; Changes in Trade Practices."

  The following table summarizes the brands under which the Company's current lenses marketed for disposable replacement regimens are offered in the independent practitioner and retail chain channels:

               -------------------------------------------------------------------------------------------
                    REPLACEMENT                      INDEPENDENT                       RETAIL CHAIN
                      REGIMEN                        PRACTITIONER                         BRANDS
                                                       BRANDS
               -------------------------------------------------------------------------------------------
               Monthly Disposable              Hydron ProActive 55               UltraFlex SmartChoice 55
                                               Edge III ProActive                UltraFlex SmartChoice
                                               Clinasoft  (semi-exclusive)       Private labels
                                               Procon (semi-exclusive)
                                               Mediflex (semi-exclusive)
               -------------------------------------------------------------------------------------------
               Weekly Disposable               Hydron Biomedics 38               UltraFlex 7/14 38
                                               Hydron Biomedics 55               UltraFlex 7/14 55
                                               Clinasoft  (semi-exclusive)       Private labels
                                               Procon (semi-exclusive)
                                               Mediflex (semi-exclusive)
               -------------------------------------------------------------------------------------------

  International Markets. The Company anticipates that many international markets for soft contact lenses will grow at faster rates than the United States market, driven by increased availability of low-priced lenses in developed markets such as Europe, Japan and Canada and by increased disposable income in emerging markets in Asia and Latin America. However, many markets outside the United States do not have the volume of demand necessary for local manufacturers to achieve the economies of scale required for low cost lens production. As a result, the Company's international strategy is to enter into strategic distribution and marketing relationships with established regional optical companies. The Company offers these companies lower cost lenses afforded by its volume production efficiencies and the marketing benefits of a private label brand, and they provide the Company with the benefits of their existing market presence, customer relationships and local infrastructure. The Company believes that this strategy permits it to target growing international markets effectively without significant investment in direct operations. See " -- Risk Factors -- Risks Relating to International Operations; Need to Increase Sales in International Markets" and Note 15 of Notes to Consolidated Financial Statements. The following summarizes the Company's international sales operations:

     Europe. To expand its penetration of this growing market, the Company has developed strategic partnerships with a number of regional and local contact lens distributors including Zeiss. In this relationship, Zeiss sells the Company's contact lenses marketed for disposable replacement regimens under its brand names on a non-exclusive basis throughout Europe. The Company also currently has distribution relationships in Europe and the Middle East serving a number of countries, as well as an inside sales organization based in Southampton, England that uses telemarketing and other sales methods in the United Kingdom similar to those used by the Company in the United States.

     Canada. The Company has a direct selling organization based in Ontario that uses field sales representatives as well as direct mail, journal promotion and cooperative merchandising allowance programs similar to those used by the Company in the United States. The Company also utilizes a small number of Canadian distributors to resell its products, primarily to independent eyecare practitioners.

     Latin America. Although the Company expects unit growth in the disposable segment of this emerging market, it also believes that unit sales of lenses marketed for annual replacement regimens will grow at a much faster pace than in North America or Europe because of the lower level of consumer disposable income. To expand the Company's penetration of this growing market, the Company has entered into a number of non-exclusive distribution arrangements in Latin America.

     Asia. The Company believes that the growth of unit sales in this market will be driven primarily by sales of contact lenses marketed for disposable replacement regimens, particularly in Japan. Unit sales of lenses marketed for annual replacement regimens in East Asia are also expected to grow at a faster rate than in North America or Europe due to comparatively low levels of consumer disposable income. To capitalize on expected growth in the Japanese market, the Company has formed a strategic distribution relationship with Seiko, which is responsible for obtaining local regulatory approvals and will distribute the Company's lenses to Japanese eyecare practitioners through its network of approximately 69 direct sales representatives. The Company anticipates that Seiko will receive initial approval to sell certain of the Company's contact lenses marketed for disposable replacement regimens in Japan by the fourth quarter of 1998. The Company has also established distribution relationships with other soft contact lens distributors in a number of countries in the Asian market.

DISTRIBUTION

  The Company's distribution operations provide its customers with rapid and reliable deliveries of its products in a cost-effective manner. Because the Company's customers place both small orders for individual patients and large inventory stocking orders, the Company's fulfillment system has the flexibility to receive, fill and ship orders as small as a single lens and as large as tens of thousands of lenses. Customers may place orders by toll-free telephone call or by facsimile. Certain of the Company's larger customers use the Company's electronic data interchange ("EDI") services to place orders and receive order acknowledgments, invoices, inventory status reports and customized pricing information online, improving efficiency and timeliness for both the Company and the customer. If the product is in stock, customer orders received by 2:00 p.m. local time are generally shipped the same day.

  The Company maintains its primary warehouse and distribution facilities in South San Francisco, California; Romsey, United Kingdom; and Markham, Ontario. The largest and most sophisticated of these distribution centers is the South San Francisco location, which primarily serves customers in the United States and Latin America. Customers in Europe and Asia are primarily served from the Romsey, United Kingdom facility and customers in Canada are primarily served from the Markham, Ontario facility. Lenses are labeled and boxed at the distribution center based on actual and anticipated customer orders. In 1997, an average of approximately 2,596 orders were placed daily at the South San Francisco facility from customers in North and Latin America and downloaded to the distribution center for picking and shipping.

  To further reduce its cost-to-serve and improve customer service, the Company has recently implemented a highly computerized and automated retrieval system at its South San Francisco facility. This system incorporates advanced handling processes such as automatic dispensing, automated conveyors and radio frequency dispatch. These processes are integrated by software that, in turn, is integrated into the Company's order entry system, allowing orders to be downloaded, stocking locations determined and fulfillment instructions delivered automatically. The Company intends to implement a similar system in the United Kingdom.

MANUFACTURING

  Substantially all of the Company's products are manufactured in facilities in Santa Isabel, Puerto Rico and in Eastleigh, United Kingdom. The Company produces its lenses primarily through a manufacturing process known as dry cast molding. This process uses a single use, two-part plastic mold that is manufactured by injection-molding machines utilizing high-precision optical tooling that is also made by the Company. A liquid monomer mixture is dispensed into the mold and polymerized to form a finished dry lens. The mold containing the polymerized lens can be inventoried for an extended period under proper conditions. The dry lens, once removed from the mold, is immersed in a fluid bath to extract unreacted monomer and to be hydrated and is then inspected, packaged and sterilized. Each of the Puerto Rico and United Kingdom plants can generally hydrate dry lenses manufactured by the other. These capabilities substantially increase the efficiency and flexibility of the Company's manufacturing operations.

  The Company's dry cast molding process enables the Company to reproduce consistently the sophisticated designs of its lenses, including the lenticulated carrier and low-edge apex that provide enhanced shape retention and superior handling characteristics. In addition, the Company believes that this process allows the reproduction of lenses that are designed to provide fitting characteristics similar to those of leading competitors' lenses, regardless of their manufacturing process. The Company also believes that the dry cast molding process provides advantages over certain alternate production methods in yield, throughput efficiency and performance. For example, each dry lens in the Company's cast molding process emerges from the mold completely finished, eliminating the need for additional polishing. This cast molding process reduces manufacturing steps and facilitates automated handling and inspection. The Company relies on a non-exclusive, perpetual, irrevocable patent license for a significant element of its dry cast molding technology. See " -- Trademarks, Trade Secrets and Patent Licenses." In addition to dry cast molding, certain of the Company's competitors utilize wet cast molding, lathing or spin-casting processes.

  The Company believes that dry cast molding is a highly scaleable process, which makes it well suited to address the high-volume requirements of the growing disposable replacement market. Using this technology, the Company has been able to increase production volumes by approximately 876% from 1993 to 1997. The disposable replacement market, however, is relatively price-sensitive, and lenses marketed for disposable replacement regimens generally have significantly lower selling prices than lenses marketed for annual replacement regimens. The Company believes that its ability to compete effectively in this growing market will depend on its ability to continue to reduce its per unit production costs while increasing manufacturing capacity and maintaining the high quality of its products.

  The Company believes that reducing its manufacturing costs requires increased automation to further improve manufacturing efficiencies and yields, improved packaging designs that utilize lower cost materials and larger production volumes to take advantage of economies of scale. While the Company has implemented a number of cost reduction measures, such as blister packaging, hot water extraction, automatic demolding and in-monomer tinting over the past several years, the most significant improvements are expected to come from the planned implementation of additional production lines incorporating a new automated process based on the Company's current dry cast molding technology. This automated process is currently being developed in a joint effort between the Company and an engineering consulting firm. Initial design has been substantially completed, and the Company is assembling and testing much of the equipment necessary, for the first of the planned new production lines, to be installed at its United Kingdom facility. The Company anticipates commencing initial production on this line in the second quarter of 1998, and believes that a year may be required before the new line can operate at anticipated yields and production levels. The Company anticipates installing additional automated lines in both the United Kingdom and Puerto Rico. The Company believes that, as the new automated lines are implemented and their production volumes increased, they will reduce significantly the labor content of production as well as unit packaging costs while increasing yields and efficiencies through improved controls and consistency of environment. The Company believes that the automated production lines will be capable of manufacturing considerably greater volumes while occupying less space than the Company's existing lines. The Company currently expects that from 1998 through the end of 2000, it will invest approximately $64.0 million in capital expenditures on these automated production lines, and the Company expects to continue to invest in additional automated production lines after this period. See " -- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

  Over the past two years, the Company at times has experienced significant backorders for certain of its products, including lenses for disposable replacement regimens. These backorders resulted primarily from customer demand for certain products being in excess of the Company's inventory and short-term production capabilities as well as the Company's inability to gain timely FDA clearance or approval for certain products. The level of backorders is currently minimal and is limited to certain low-volume products.

  The Company's success will depend in part upon its ability to increase its production volume on a timely basis while maintaining product quality, reducing per unit production costs and complying with the FDA's quality system (including GMP) regulations. There can be no assurance that the Company will not encounter difficulties in expanding and automating its manufacturing facilities and increasing production, including problems involving production yields, quality control, construction delays and shortages of qualified personnel. The Company's failure to reduce per unit production costs and maintain product quality could have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Risk Factors -- Manufacturing Capacity Constraints; Risks of Expansion and Automation of Manufacturing Operations" and " -- Risk Factors -- Risks Associated with Interruption of Manufacturing Operations."

INFORMATION SYSTEMS

  The Company believes that its information systems are an integral component of its strategy to minimize its cost-to-serve and improve customer service. The Company is in the process of replacing its information systems with new systems that are expected to include a number of integrated applications, including order entry, billing and labeling. The new systems will significantly affect many aspects of the Company's business, including its manufacturing, sales and marketing, distribution and accounting functions, and the successful implementation and integration of these applications will be important to facilitate future growth. Applications for forecasting and demand management were implemented in the fourth quarter of 1997, and the Company anticipates implementing applications providing the remaining planned functions by the end of 1999. However, the Company could experience unanticipated delays in the implementation of the new systems and implementation of the new information systems could cause significant disruption in operations. See " -- Risk Factors -- Uncertain Ability to Manage Growth; Risks Associated with New Management Information Systems."

RESEARCH AND DEVELOPMENT

  The Company's research and development efforts are focused primarily on the development of automated manufacturing processes to increase the efficiency and capacity of the manufacturing operation. See " -- Manufacturing." In addition, the Company is engaged to a limited extent in development of new soft contact lens products and additional features. For example, the Company is developing lenses that absorb ultraviolet light and is evaluating the introduction of lenses marketed for daily disposable replacement regimens. See " -- Government Regulation." During the years ended December 31, 1997, 1996 and 1995, expenditures for research and development (including obtaining regulatory approvals) were approximately $2.4 million, $1.1 million and $1.0 million, respectively. See " -- Risk Factors -- Risk of New Products and Technological Change."


TRADEMARKS, TRADE SECRETS AND PATENT LICENSES

  The Company believes that its trademarks are among its most valuable assets and has numerous trademark registrations in the United States, Europe and other foreign countries. The Company's channel-specific branding strategy is dependent on the Company's strategic use of its trademark portfolio, as the trademark for each product brand is generally registered. The Company licenses the Hydron trademarks under a license agreement that prohibits the use of those trademarks outside of the Americas. The Company believes that there are no currently pending challenges to the use or registration of any of the Company's material trademarks. There can be no assurance, however, that the Company's trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its trademarks, any of which could have a material adverse effect on the Company and its business.

  The Company has obtained non-exclusive licenses from third parties to patents for certain contact lens designs and manufacturing technologies used in the production of its products. Pursuant to a patent license agreement with several parties, including Geoffrey and Anthony Galley, who were significant stockholders of the Company prior to its initial public offering and adverse parties to the U.K. Litigation, the Company has obtained a perpetual, fully paid, worldwide, non-exclusive, irrevocable license to certain patents and patent applications covering technology that is significant in the Company's dry cast molding processes. See " -- Risk Factors -- Intense Competition." The Company has also obtained non-exclusive, fully paid, perpetual, worldwide licenses to use certain technology relating to the tinting of lenses and to manufacture a monomer used to produce certain of its lenses. In addition, the Company licenses technology used in manufacturing its toric and bifocal contact lenses under non-exclusive license agreements that limit the sales of products manufactured using the licensed technology to the Americas. The Company believes that it has all patent licenses that are necessary for the conduct of the Company's business. However, to the extent the Company desires or is required to obtain additional licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be available on terms acceptable to the Company, if at all.

  In addition to trademarks and patent licenses, the Company owns certain trade secrets, copyrights, know-how and other intellectual property. The Company seeks to protect these assets, in part, by entering into confidentiality agreements with certain of its business partners, consultants and vendors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any such breach or that the Company's trade secrets and other intellectual property will not otherwise become known or be independently developed by others and thereby become unprotected. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology or that the Company can meaningfully protect its rights in unpatented proprietary technology.

  The defense and prosecution of intellectual property suits and related administrative proceedings are both costly and time-consuming. There can be no assurance that the prosecution and defense of the Company's intellectual property will be successful or that the Company will be able to secure adequate intellectual property protections in the future. The protection of intellectual property in certain foreign countries is particularly uncertain. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, and such events would have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Risk Factors -- Dependence on Trademarks, Patent Licenses and Trade Secrets; Risk of Intellectual Property Infringement" and "Item 13 -- Certain Relationships and Related Transactions - OSL Acquisition and Related Litigation."

COMPETITION

  The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. As the number of wearers of soft contact lenses in the U.S. has not grown significantly in recent years, increased U.S. market penetration by the Company will require wearers of competing products to switch to the Company's products. The Company's products compete with products offered by a number of larger companies including Johnson & Johnson, Ciba-Geigy, Bausch & Lomb, Wesley Jessen Vision Care, Inc. ("Wesley Jessen") and The Cooper Companies, Inc. ("Cooper"). Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. The Company believes that certain of its competitors are expanding, or are planning to expand, their manufacturing capacity, and are implementing new, more automated manufacturing processes, in order to support anticipated increases in volume. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. In addition, competitors may reduce prices to achieve the sales volumes necessary to utilize their increased capacity. Price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to reduce its prices in response. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. Any significant decrease in the Company's costs per lens will depend, in part, on the Company's ability to increase its sales volume and production capacity. There can be no assurance that the Company will be able to continue to increase its sales volume or reduce its per unit production costs. In response to competition, the Company may also increase cooperative merchandising allowances or otherwise increase spending, which may adversely affect its business, financial condition and results of operations. The failure of the Company to respond to competitive pressures, and particularly price competition, in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

  The market for contact lenses is shifting from lenses marketed for annual replacement regimens, where the Company has significant experience and a leading market position, to lenses marketed for disposable replacement regimens, where the Company is less experienced and has a significantly smaller market share. The disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue product produced by Johnson & Johnson. The Company believes that the per unit production costs of Johnson & Johnson and certain of the Company's other competitors are currently lower than those of the Company. A significant price reduction by Johnson & Johnson or certain of the Company's other competitors could limit or reduce the Company's market share in the disposable replacement market and, as a result, could materially adversely affect the Company's business, financial condition and results of operations. In addition, the lenses currently offered in the United States by the Company in the disposable replacement market are marketed for weekly and monthly replacement regimens. Certain of the Company's competitors, including Johnson & Johnson, have introduced lenses marketed for daily replacement at lower prices than their lenses currently marketed for weekly and bi-weekly disposal. Recently, Ciba-Geigy has introduced a lower-priced lens marketed for daily replacement in the U.S. market, and Bausch & Lomb has begun selling lenses marketed for daily replacement in certain European markets. The Company is evaluating the introduction of a lens marketed for daily disposal regimens. The Company's ability to enter and to compete effectively in the market for daily disposable lenses will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs. Additionally, as contact lenses marketed for different replacement regimens are often similar, the ability of competitors to reduce their per unit costs for lenses marketed for daily disposal may also permit them to reduce their costs for lenses marketed for other replacement regimens. Such reductions, if not matched by the Company, could significantly adversely affect the Company's ability to compete in marketing lenses for a much broader range of replacement regimens. See " -- Risk Factors -- Dependence on Single Product Line; Need to Increase Sales of Lenses for Disposable Replacement Regiments."


  Soft contact lens manufacturers have generally sought to differentiate themselves from their competitors on the basis of product performance, marketing, distribution channels and price. In addition, the Company believes that its manufacturing process technology, lens designs and marketing strategies differentiate it from its leading competitors. Since the purchase of contact lenses requires a prescription in the United States, the Company also competes on the basis of its relationships and reputation with eyecare practitioners. There can be no assurance that the Company will continue to so distinguish its products or that competitors will not adopt technologies, lens designs or marketing strategies that are similar to those used by the Company. Any such action by competitors could have a material adverse effect on the Company's business, results of operations and financial condition. In this regard, in December 1997, Cooper acquired Aspect Vision Care Ltd. ("AVCL"), a U.K.-based manufacturer and marketer of soft contact lenses. The Company believes that AVCL's manufacturing process technology and lens designs are based in significant part on technology also licensed to, and used by, the Company. AVCL was, until recently, contractually prohibited from selling lenses in the United States. See "Certain Transactions - OSL Acquisition and Related Litigation." Cooper has recently announced that it has introduced a new line of contact lenses marketed in the United States for weekly and monthly replacement regimens that utilize AVCL's manufacturing process technology and lens designs, and that this new line will provide practitioners with products that are proprietary to their practice.

  The Company also encounters competition from manufacturers of eyeglasses and from alternative technologies, such as surgical refractive procedures (including new refractive laser procedures such as PRK, or photorefractive keratectomy, and LASIK, or laser in situ keratomileusis). If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could substantially reduce the demand for contact lenses by enabling patients to avoid the ongoing cost and inconvenience of contact lenses. Accordingly, there can be no assurance that these procedures, or other alternative technologies that may be developed in the future, will not cause a substantial decline in the number of contact lens wearers and thus have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Risk Factors -- Intense Competition" and " -- Risk Factors -- Risk of New Products and Technological Change."

GOVERNMENT REGULATION

  The U.S. Federal Food, Drug and Cosmetic Act (the "FDC Act"), other statutes, regulations of the U.S. Food and Drug Administration (the "FDA") and other agencies as well as state laws govern the preclinical and clinical testing, manufacture, labeling, distribution, sale, marketing, advertising and promotion of medical devices such as contact lenses. Noncompliance with applicable regulations can result in, among other things, fines, injunctions, product recall or product seizures, operating restrictions (including suspension of production and distribution), refusal of the FDA to grant approval of a Pre-Market Approval Application ("PMA") or clearance of a Section 510(k) Pre-Market Notification ("a 510(k) Notification"), withdrawal of previously granted marketing approvals or clearances, and criminal prosecution. Sales of the Company's products outside the U.S. are subject to regulatory requirements that, while generally comparable to those in the U.S., vary widely from country to country.

  FDA Regulation. For purposes of the applicable statutes and regulations, the Company's products are generally treated as "medical devices." With exceptions for certain medical devices first marketed before May 28, 1976, prior to their commercial sale in the United States, medical devices must be cleared by the FDA, exempted from the requirement of FDA clearance, or approved by the FDA.
In general, the regulatory process can be lengthy, expensive and uncertain, and securing FDA clearances or approvals may require the submission of extensive clinical data together with other supporting information to the FDA.

  In the United States, medical devices are classified as Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to FDA-mandated quality system (including current GMP) requirements and, in some cases, 510(k) notification), and Class II devices are subject to general controls including, in most cases, 510(k) notification and special controls (e.g., performance standards). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices) and also include most devices that were not on the market before May 28, 1976 ("new medical devices") and for which the FDA has not made a finding of "substantial equivalence" based on a 510(k). Class III devices usually require clinical testing as well as FDA approval prior to marketing and distribution.

  The Company's daily-wear products have been classified as Class II devices subject to the 510(k) pre-market notification process, while the Company's extended-wear products have been classified as Class III devices subject to the PMA requirements. Regulation of the Company's daily- wear products under the pre-market notification process requires that new product introductions in this category be preceded by FDA clearance of a 510(k) pre-market notification containing information which establishes the new product as substantially equivalent to a legally marketed Class I or II medical device or to a legally marketed Class III device that does not itself require an approved PMA prior to marketing ("predicate device"). A 510(k) must contain information to support a claim of substantial equivalence, and this information may include laboratory test results or the results of clinical studies of the device in humans. The FDA may determine that a device is not "substantially equivalent" to a predicate device or that additional information is needed before a substantial equivalence determination can be made. An FDA review of a 510(k) generally is expected to take from four to five months from the date the 510(k) is accepted for review by the agency, but it may take far longer, and 510(k) clearance may never be obtained. The range of clinical data required to be included in a 510(k), if any, or a PMA application varies depending on the nature of the new product or product modification. Generally, the 510(k) notifications filed by the Company do not require clinical data, and, if clinical data are required, the necessary clinical trials are short-term. If the Company is unable to establish to the FDA's satisfaction that a new product is substantially equivalent to a predicate device, extensive preclinical and clinical testing will be required, additional costs will be incurred, and FDA approval of a PMA for the product will be required prior to market entry. Such approval, which cannot be assured in a timely manner or at all, generally takes at least eighteen to twenty-four months, and can take substantially longer.

  Regulation of the Company's extended-wear products as Class III devices requires that the Company submit a PMA to the FDA and obtain its approval of the application prior to marketing such products in the United States. A PMA must be supported by valid scientific evidence that typically includes extensive data, including data from preclinical testing and human clinical trials to demonstrate the safety and effectiveness of the device. The FDA ordinarily requires the performance of at least two independent, statistically significant human clinical trials that must demonstrate the safety and effectiveness of the device in order to obtain FDA approval of the PMA. If the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an investigational device exemption ("IDE") application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and the study protocol is approved by one or more appropriate institutional review boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the human clinical trials after obtaining approval of the study protocol by one or more appropriate IRBs, but FDA approval of an IDE is not necessary unless the FDA notifies the sponsor that an IDE application is required. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or an investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects. The FDA has the authority to re-evaluate, alter, suspend or terminate clinical testing based on its assessment of data collected throughout the trials.

  The PMA must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling and promotional labeling. Once the FDA accepts a PMA submission for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA generally is expected to take from ten to eleven months from the date the PMA is accepted for filing, but may take significantly longer if the FDA requests additional information and if the sponsor files any major amendments to the PMA. The review time is often significantly extended by the FDA's request for clarification of information already provided in the submission. During the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the quality system (including current GMP) requirements.

  If the FDA's evaluations of both the PMA and the manufacturing facilities are favorable, the FDA will issue either an approval letter (order) or an "approvable letter" containing a number of conditions that must be met in order to secure approval of a PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue an order approving the PMA and authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a "not approvable letter." The FDA may also determine that additional preclinical testing or human clinical trials are necessary, in which case approval of the PMA could be delayed for several years while additional testing or trials are conducted and submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

  Even if 510(k) clearance or PMA approval is obtained, this clearance or approval can be withdrawn by the FDA due to the failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial clearance or approval. Modifications to existing 510(k)-cleared devices, including changes in design, material, or manufacturing process that could significantly affect safety or effectiveness, require submission and clearance of new 510(k) notifications as do significant changes in labeling, e.g., a change in indications for use. Modifications to a device that is the subject of an approved PMA, its labeling, or manufacturing process ordinarily require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA typically require the submission of similar information as is required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. The approval of supplemental PMAs requires approximately one to two years.

  All of the products currently marketed by the Company have received 510(k) clearance or PMA approval. The Company anticipates that its planned ultraviolet-absorbing daily-wear lens will be regulated as a Class II medical device, requiring submission and clearance of a 510(k), and that its planned ultraviolet-absorbing extended-wear lens will be regulated as a Class III medical device, requiring submission and approval of a PMA supplement. There can be no assurance that these planned products or any other future products will receive FDA marketing clearance or approval on a timely basis or at all, or that its new daily-wear lens will not be subjected to the PMA process. The Company has made minor modifications to its lenses which it believes do not require the submission and clearance of new 510(k) notifications or the submission and approval of PMA supplements. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit new 510(k) notifications or PMA supplements for these changes, that the FDA will not require the Company to cease sales and distribution while seeking clearances of 510(k) notifications or approvals of PMA supplements for the changes, or that such clearances and approvals, if required, will be obtained in a timely manner or at all.

  The FDC Act requires that medical devices, including contact lenses, be manufactured in accordance with the FDA's quality system ("QS") regulation, which includes, among other things, the FDA's GMP requirements. This regulation requires, among other things, that (i) the manufacturing process be regulated, controlled and documented by the use of written procedures, and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. The regulation also requires (i) investigation of any deficiencies in the manufacturing process or in the products produced, (ii) purchasing controls,
(iii) detailed record-keeping including the maintenance of service records and
(iv) pre-production design controls. Manufacturing facilities are subject to FDA inspection on a periodic basis to monitor compliance with QS (including current GMP) requirements. If violations of the applicable regulations are noted during FDA inspections of manufacturing facilities, the FDA can prohibit further manufacturing, distribution and sale of the devices until the violations are cured. The pre-production design control requirements became effective June 1, 1997, except that the FDA has stated that, as long as manufacturers are taking reasonable steps to come into compliance with the design control requirements, the FDA will not initiate action (including enforcement cases) based on a failure to comply with these requirements before June 1, 1998. The Company believes that its facilities are in compliance with the FDA's QS regulations and that the planned automation of its manufacturing facilities will not require clearance or approval.

  In March 1996, the Company received a warning letter from the FDA regarding certain procedures used in manufacturing products at its facilities in Puerto Rico. The Company has taken steps to address the FDA's concerns, and after reinspecting the facilities, the FDA notified the Company that its concerns were satisfactorily addressed. In February and March 1998, the FDA again inspected the Company's facilities in Puerto Rico for compliance with quality system (including GMP) requirements. The Company has received a summary of certain deficiencies observed by the FDA inspector. These deficiencies related to aspects of the Company's complaint handling and certain other procedures. The Company is addressing these deficiencies and believes that the FDA will find the Company's responses to be satisfactory. There can be no assurance, however, that the FDA will accept the Company's responses, or that the Company will be found in compliance with quality system (including GMP) requirements in future inspections by regulatory authorities. Any actions required by the FDA as a result of its recent inspection or future inspections could involve significant costs or disruption to the Company's operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, noncompliance with quality system (including GMP) requirements could result in the cessation or reduction of the Company's production volume, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company is also required to register as a medical device manufacturer and to list its products with the FDA. Devices marketed in the United States are subject to pervasive and continuing regulatory oversight by the FDA and other agencies, and the Company is subject to periodic inspection and record-keeping requirements. As a medical device manufacturer, the Company is further required to comply with FDA requirements regarding the reporting of allegations of death or serious injury associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. Other FDA requirements govern product labeling and prohibit a manufacturer from marketing a device with a cleared 510(k) or an approved PMA for an uncleared or unapproved indication. Failure to comply with applicable regulatory requirements can result in a wide variety of severe administrative, civil, and criminal sanctions and penalties. See " -- Risk Factors -- Risks of Regulatory Action."

  International Regulation. Sales of medical devices outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls such as those described above in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of the

Company's products, and there can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries.

  Medical devices sold or marketed in the European Union ("EU") are subject to the EU's medical devices directive. Under this directive, CE mark certification procedures became available for medical devices, and the successful completion of such procedures would allow certified devices to be marketed in all EU countries. In order to obtain the right to affix the CE mark to its products, medical device companies must obtain certification that its processes meet European quality standards and establish that the product is considered safe and fit for its intended purpose. After June 14, 1998, medical devices other than active implants and in vitro diagnostic products may not be sold in EU ntries unless they display the CE mark. Although member countries must accept for marketing medical devices bearing a CE marking without imposing further requirements related to product safety and performance, each country may require the use of its own language or labels and instructions for use.

  The Company may also have to obtain additional approvals from foreign regulatory authorities in order to sell its products in non-EU countries. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States permit. Other countries, such as Japan, have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in the United States, while approvals in countries such as Japan may require longer periods than in the United States. Seiko Contactlens Inc., the Company's distributor in Japan, will be responsible for management of clinical trials and obtaining regulatory approval for the Company's products, and such approval will therefore be outside the Company's control. Accordingly, there can be no assurance as to when or whether such approval will be received.

  Other Regulation. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that compliance with such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

  The Company's success depends to a significant extent upon the success of its customers in the retail optical industry. These customers are subject to a variety of federal, state and local laws, regulations and ordinances, including those regarding advertising, location and design of stores, products sold and qualifications and practices of the industry. The state and local legal requirements vary widely among jurisdictions and are subject to frequent change. Furthermore, numerous health-care related legislative proposals have been made in recent years in the United States Congress and in various state legislatures. The potential impact of these proposals with respect to the business of the Company's customers is uncertain, and there is no assurance that the proposals, if adopted, would not have a material adverse impact on the Company.

  There is substantial United States federal and state governmental regulation related to the prescribing of contact lenses. These regulations relate to who is permitted to prescribe and fit contact lenses, the prescriber's obligation to provide prescriptions to its patients, the length of time a prescription is valid, the ability or obligation of prescribers to prescribe lenses by brand rather than by generic equivalent or specification, and other matters. Although these regulations primarily affect contact lens prescribers, and not manufacturers or distributors of lenses such as the Company, changes in these regulations, or their interpretation or enforcement, could adversely affect the effectiveness of the Company's marketing strategy to eyecare practitioners, most notably the effectiveness of the Company's channel-specific and private label branding strategies. Additionally, given the Company's strategic emphasis on focusing its marketing efforts on eyecare practitioners rather than consumers, the Company may be more vulnerable than its competitors to changes in current trade practices. Adverse regulatory or other decisions affecting eyecare practitioners, or material changes in the selling and prescribing practices for contact lenses, could have a material adverse affect on the Company's business, operating results and financial condition.

PRODUCT LIABILITY AND INSURANCE

  The Company has in the past been, and continues to be, subject to product liability claims and lawsuits. The Company's Canadian subsidiary is currently a defendant in one such lawsuit, filed by an individual in 1997 in the Province of Ontario, Canada, alleging that the Company's lenses injured the plaintiff's cornea and seeking damages of 500,000 Canadian dollars plus interest and costs. Because contact lenses are medical devices, the Company faces an inherent risk of exposure to product liability claims in the event that the use of its products results in personal injury. The Company also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall. From time to time, the Company has received, and may continue to receive, complaints of significant patient discomfort, including corneal scarring and complications, while using the Company's contact lenses. In certain cases, the reasons for the problems have never been established. In addition, on two occasions, in 1995 and 1997, the Company has recalled limited volumes of certain of its product because certain labels on the vial or blister did not match the enclosed lens. Although the Company has not experienced material losses to date due to product liability claims or product recalls, there can be no assurance that the Company will not experience such losses in the future, that insurance coverage will be adequate to cover such losses, or that insurance coverage will be available on acceptable terms or at all. The Company maintains product liability insurance with coverage of $1 million per occurrence and an annual aggregate maximum of $2 million with umbrella coverage of $20 million. A product liability or other judgment against the Company in excess of the Company's insurance coverage or a product recall could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

  As of December 31, 1997, the Company had 1,167 full-time employees, including 297 in the United States, 373 in the United Kingdom, 460 in Puerto Rico, 27 in Canada and 10 in Hungary. Of the Company's full-time employees, 119 are engaged in sales and marketing, 749 in manufacturing, 198 in distribution, eight in process development and 93 in finance and administration. The Company also utilizes a number of part-time employees in its manufacturing and distribution operations to supplement its full-time workforce. The Company's success is dependent in part on its ability to attract and retain qualified employees. In particular, the loss of John D. Fruth, the Company's founder and Chief Executive Officer, would have a material adverse effect on the Company's development and marketing efforts. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement with respect to his or her employment by the Company. The Company has never experienced a work stoppage and believes that its employee relations are good. See " -- Risk Factors -- Dependence on Key Personnel".

RISK FACTORS

  This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed or implied in such forward-looking statements due to such risks and uncertainties. Factors that may cause such a difference include, but are not limited to, those discussed below, in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K.

  Intense Competition. The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. As the number of wearers of soft contact lenses in the United States has not grown significantly in recent years, increased U.S. market penetration by the Company will require wearers of competing products to switch to the Company's products. The Company's products compete with products offered by a number of larger companies including Johnson & Johnson, Ciba-Geigy, Bausch & Lomb, Wesley Jessen and Cooper. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. The Company believes that certain of its competitors are expanding, or are planning to expand, their manufacturing capacity, and are implementing new, more automated manufacturing processes, in order to support anticipated increases in volume. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. In addition, competitors may reduce prices to achieve the sales volumes necessary to utilize their increased capacity. Price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to reduce its prices in response. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. Any significant decrease in the Company's costs per lens will depend, in part, on the Company's ability to increase its sales volume and production capacity. There can be no assurance that the Company will be able to continue to increase its sales volume or reduce its per unit production costs. In response to competition, the Company may also increase cooperative merchandising allowances or otherwise increase spending, which may adversely affect its business, financial condition and results of operations. The failure of the Company to respond to competitive pressures, and particularly price competition, in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

  The market for contact lenses is shifting from lenses marketed for annual replacement regimens, where the Company has significant experience and a leading market position, to lenses marketed for disposable replacement regimens, where the Company is less experienced and has a significantly smaller market share. The disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue product produced by Johnson & Johnson. The Company believes that the per unit production costs of Johnson & Johnson and certain of the Company's other competitors are currently lower than those of the Company. A significant price reduction by Johnson & Johnson or certain of the Company's other competitors could limit or reduce the Company's market share in the disposable replacement market and, as a result, could materially adversely affect the Company's business, financial condition and results of operations. In addition, the lenses currently offered in the United States by the Company in the disposable replacement market are marketed for weekly and monthly replacement regimens. Certain of the Company's competitors, including Johnson & Johnson, have introduced lenses marketed for daily replacement at lower prices than their lenses currently marketed for weekly and bi-weekly disposal. Recently, Ciba-Geigy has introduced a lower-priced lens marketed for daily replacement in the U.S. market, and Bausch & Lomb has begun selling lenses marketed for daily replacement in certain European markets. The Company is evaluating the introduction of a lens marketed for daily disposal regimens. The Company's ability to enter and to compete effectively in the market for daily disposable lenses will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs. Additionally, as contact lenses marketed for different replacement regimens are often similar, the ability of competitors to reduce their per unit costs for lenses marketed for daily disposal may also permit them to reduce their costs for lenses marketed for other replacement regimens. Such reductions, if not matched by the Company, could significantly adversely affect the Company's ability to compete in selling lenses for a much broader range of replacement regimens. See " -- Dependence on Single Product Line; Need to Increase Sales of Lenses for Disposable Replacement Regimens."

  The Company believes that its manufacturing process technology, lens designs and marketing strategies differentiate it from its leading competitors. However, there can be no assurance that competitors will not adopt technologies, lens designs or marketing strategies that are similar to those used by the Company. Any such action by competitors could have a material adverse effect on the Company's business, results of operations and financial condition. In this regard, in December 1997, Cooper acquired AVCL, a U.K.-based manufacturer and marketer of soft contact lenses. The Company believes that AVCL's manufacturing process technology and lens designs are based in significant part on technology also licensed to, and used by, the Company. AVCL was, until recently, contractually prohibited from selling lenses in the U.S. See "Certain Transactions -- OSL Acquisition and Related Litigation." Cooper has recently announced that it has introduced a new line of contact lenses marketed in the U.S. for weekly and monthly replacement regimens that utilize AVCL's manufacturing process technology and lens designs, and that this new line will provide practitioners with products that are proprietary to their practice.

  The Company also encounters competition from manufacturers of eyeglasses and from alternative technologies, such as surgical refractive procedures (including new refractive laser procedures such as PRK, or photorefractive keratectomy, and LASIK, or laser in situ keratomileusis). If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could substantially reduce the demand for contact lenses by enabling patients to avoid the ongoing cost and inconvenience of contact lenses. Accordingly, there can be no assurance that these procedures, or other alternative technologies that may be developed in the future, will not cause a substantial decline in the number of contact lens wearers and thus have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Competition."

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

  The Company intends to add highly automated production lines at its facilities in the United Kingdom and Puerto Rico to increase its manufacturing capacity and reduce its per unit manufacturing costs. However, there can be no assurance that the Company will be able to implement these automated lines on a timely basis or that the new automated lines will operate as efficiently as expected. The Company has encountered certain delays in implementing these automated lines, and there can be no assurance that it will not encounter significant delays and difficulties in the future. For example, suppliers could miss their equipment delivery schedules, the efficiency of the new production lines could improve less rapidly than expected, if at all, or the equipment or processes could require longer design time than anticipated, or redesigning after installation. In addition, these new production lines will involve processes and equipment with which the Company and its personnel are not experienced. Difficulties experienced by the Company in automating its manufacturing facilities could impair the Company's ability to reduce its per unit production costs and to compete in the disposable market and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the installation of these highly automated production lines in Puerto Rico could increase the Company's tax rate if it results in a significant reduction in the Company's labor costs in Puerto Rico in relation to its Puerto Rican earnings.

  The Company currently expects that from 1998 through the end of 2000, it will invest approximately $64.0 million in capital expenditures on automated production lines in the United Kingdom and Puerto Rico and expects to continue to invest in additional automated production lines after this period. The Company intends to finance these capital expenditures with net cash provided by operating activities, existing cash balances and borrowings under its credit facilities. No assurances can be given as to the availability of such net cash from operations or borrowings, and if such funds are not available, the Company could be required to curtail the installation of the automated lines.

  The Company is currently experiencing space constraints at its Puerto Rican facility. As a result, the Company intends to relocate its Puerto Rican manufacturing operations to a substantially larger new facility to be constructed to the Company's specifications and leased to the Company by the Puerto Rico Industrial Development Company. The Company has entered into a letter of intent, and is negotiating the final terms of the lease for the facility. The Company began construction of the new facility in January 1998 and expects to complete construction, and initial installation of equipment, by the second quarter of 1999. However, the Company has encountered certain delays in the construction of the facility, and there can be no assurance as to when it will complete construction and commence production. Before this new facility begins production, it must be inspected by the FDA for compliance with the FDA's quality system regulation, which includes GMP requirements, and determined by the FDA to be in compliance with this regulation. The inspection process and determination of compliance by the FDA could significantly delay the Company's ability to begin production in this new facility. See " -- Risks of Regulatory Action." The development and construction of a new manufacturing facility is subject to significant risks and uncertainties, including cost estimation errors and overruns, construction delays, weather problems, equipment delays or shortages, production start-up problems and other factors. As many of such factors are beyond the Company's control, the Company cannot predict the length of any such delays, which could be substantial. Given the long lead times associated with constructing a new facility, as well as delays while seeking FDA clearance or approval of new or modified products, the Company will incur substantial cash expenditures before it commences production of commercial volumes of contact lenses at its planned new facility in Puerto Rico. Furthermore, the Company's development of a new facility will result in new fixed and operating expenses, including substantial increases in depreciation expense that will increase the Company's cost of sales. If revenue levels do not increase sufficiently to offset these new expenses, the Company's operating results could be materially adversely affected. There can be no assurance that the Company will not encounter unforeseen difficulties, costs or delays in constructing and equipping the new manufacturing facility in Puerto Rico, in relocating operations to the new facility or in commencing production at the new facility. Any such difficulties or delays would limit the Company's ability to increase production volume and lower per unit costs (and consequently prices), would limit the Company's ability to compete in the disposable market and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company has in the past experienced, and may in the future experience, delays in its ability to fill customer orders for certain products on a timely basis because of limits on its production capacity. Significant delays in filling orders over an extended period would damage customer relations, which would materially adversely affect the Company's business, financial condition and results of operations. The production schedules for each of the Company's products are based on forecasts of customer demand for such products, and the Company has only limited ability to modify short-term production schedules. If the Company were to underestimate materially the demand for any of its products, it would not be able, on a short-term basis, to satisfy such demand fully. The ability of the Company to estimate demand may be less precise during periods of rapid growth or with respect to new products. The failure of the Company to forecast its requirements accurately could lead to inventory shortages or surpluses that could materially adversely affect results of operations and lead to fluctuations in quarterly operating results. See " -- Manufacturing."

  Risk of Trade Practice Litigation; Changes in Trade Practices. The contact lens industry has been the subject of a number of class action and government lawsuits and government investigations in recent years. In December 1996, over twenty states sued three of the Company's largest competitors, as well as certain eyecare practitioners and trade organizations. The lawsuit alleges, among other things, a conspiracy among such persons to violate antitrust laws by refusing to sell contact lenses to mail-order and other non-practitioner contact lens providers, so as to reduce competition in the contact lens industry. See " -- Sales and Marketing." One of the defendants has agreed to settle the lawsuit as to itself by agreeing to sell contact lenses to mail-order and other alternative distribution channels, and to make substantial cash and product rebates available to consumers. The lawsuit has been consolidated with certain related lawsuits, including several class action lawsuits, and trial has been set for April 1999 in Florida.

  In an unrelated matter, one of the Company's largest competitors was sued in a national class action lawsuit brought in the Federal District Court in the Northern District of Alabama in 1994 (the "Alabama Lawsuit"). This suit alleged that the defendant engaged in fraudulent and deceptive practices in the marketing and sale of contact lenses by selling identical contact lenses, under different brand names and for different replacement regimens, at different prices. The defendant subsequently modified certain of its marketing practices and ultimately settled the lawsuit in August 1996 by making substantial cash and product payments available to consumers. In August 1997, such competitor also settled an investigation by 17 states into similar matters by agreeing to certain significant restrictions on its future contact lens marketing practices and making certain payments to each of the states. In October 1996, a class action lawsuit was brought against another of the Company's largest competitors in the Superior Court of New Jersey-Camden (the "New Jersey Lawsuit"). This suit alleges that the defendant engaged in fraudulent and deceptive practices in the marketing and sale of contact lenses by selling interchangeable contact lenses, under different brand names and for different replacement regimens, at different prices. The suit was certified as a national class action in December 1997. See " -- Products."

  Although the Company has not been named in any of the foregoing lawsuits, the Company from time to time receives claims or threats similar to those brought against its competitors, and in one circumstance a suit was filed against the Company making allegations similar to those made in the Alabama and New Jersey Lawsuits, which suit was dismissed without prejudice for non-substantive reasons. There can be no assurance that the Company will not face similar actions relating to its marketing and pricing practices or other claims or lawsuits in the future. Additionally, the lawsuits against certain of the Company's competitors have generated, and may continue to generate, unfavorable publicity for the contact lens industry, which publicity could increase the possibility of trade practice-related litigation or governmental action. The defense of any trade practice-related action, lawsuit or claim could result in substantial expense to the Company and significant diversion of attention and effort by the Company's management personnel. There can be no assurance that any such action, lawsuit or claim would be settled or decided in a manner favorable to the Company, and a settlement or adverse decision in any such action, lawsuit or claim could have a material adverse effect on the Company's business, financial condition and results of operations.

  In addition to the foregoing lawsuits, there is substantial federal and state governmental regulation related to the prescribing of contact lenses. These regulations relate to who is permitted to prescribe and fit contact lenses, the prescriber's obligation to provide prescriptions to its patients, the length of time a prescription is valid, the ability or obligation of prescribers to prescribe lenses by brand rather than by generic equivalent or specification, and other matters. Although these regulations primarily affect contact lens prescribers, and not manufacturers or distributors of lenses such as the Company, changes in these regulations, or their interpretation or enforcement, could adversely affect the effectiveness of the Company's marketing strategy to eyecare practitioners, most notably the effectiveness of the Company's channel-specific and private label branding strategies. See " -- Strategy." Additionally, given the Company's strategic emphasis on focusing its marketing efforts on eyecare practitioners, the Company may be more vulnerable than its competitors to changes in current trade practices. Finally, although cost controls or other requirements imposed by third party health-care payors such as insurers and health maintenance organizations have not historically had significant effect on contact lens prices or distribution practices, this could change in the future, and could adversely affect the Company's business, financial condition and results of operations. Adverse regulatory or other decisions affecting eyecare practitioners, or material changes in the selling and prescribing practices for contact lenses, could have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Government Regulation."

  Dependence on Single Product Line; Need to Increase Sales of Lenses Marketed for Disposable Replacement Regimens. All of the Company's net sales to date have been attributable to the Company's sale of soft contact lenses. Should the demand for the Company's soft contact lenses decline due to increased competitive pressures, changes in consumer preferences, the inability of the Company to respond to reduced prices by its competitors, the acceptance of alternative technologies for correcting vision or other factors, the Company's business, financial condition and results of operations would be materially adversely affected.

  A substantial portion of the Company's net sales to date (and, through 1994, a majority of the Company's net sales) have been attributable to the Company's sales of soft contact lenses marketed for annual replacement regimens. The U.S. market for contact lenses for annual replacement regimens has been marked by reduced overall demand in recent years. The Company expects that demand for contact lenses for annual replacement regimens will continue to contract in its major geographic markets as wearers continue to shift to disposable replacement regimens. The Company, a relatively recent entrant in the disposable replacement market, introduced its first product marketed for weekly replacement in September 1993. The Company's success depends on both continued growth of this market and increased penetration of this market by the Company's products. The Company anticipates that prices for its products marketed for disposable replacement regimens will decline in the future. There can be no assurance that the Company's contact lenses marketed for disposable replacement regimens will achieve widespread consumer acceptance, or that net sales or net income from the sale of the Company's lenses marketed for disposable replacement regimens will be sufficient to offset the decline in the Company's net sales or net income from its contact lenses marketed for annual replacement regimens, which have higher prices and gross margins. Any such failure to achieve broad market acceptance or to capture a significant share of the disposable replacement market would impair the Company's ability to reduce its per unit production costs and would have a material adverse effect on the Company's business, financial condition and results of operations. The lenses currently offered in the U.S. by the Company in the disposable replacement market are marketed for weekly and monthly replacement regimens. Certain of the Company's competitors have introduced lenses marketed for daily replacement at lower prices than their lenses currently marketed for weekly and bi-weekly regimens. The Company is evaluating the introduction of a lens for daily disposal regimens. The Company's ability to enter and to compete effectively in the daily disposable market will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs. See " -- Intense Competition," "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," " -- Products" and " -- Competition."

  Risk of New Products and Technological Change. The Company does not allocate substantial resources to new product development and has historically leveraged or licensed the technology developments of others. The Company believes that many of its competitors have invested, and will continue to invest, substantial amounts in developing new products and technologies, and there can be no assurance that the Company's competitors do not have or will not develop new products and technologies that could render the Company's products less competitive. For example, Johnson & Johnson has recently introduced lenses marketed for disposable replacement regimens with an ultraviolet light inhibitor, which could increase the appeal of its products. The Company is developing lenses with a similar feature, but no assurance can be given as to when or whether the Company will be able to offer this feature. In addition, it has been reported that Ciba-Geigy and Bausch & Lamb are seeking to develop lenses based on new polymers that may significantly increase the period over which the lens may be left in the eye. There can be no assurance that the Company will be able to develop its own technology or utilize technology developed by third parties in order to remain competitive. Any failure by the Company to stay current with its competitors with regard to new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products would have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Dependence on Single Product Line; Need to Increase Sales of Lenses Marketed for Disposable Replacement Regimens" and " -- Research and Development."

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

  The Company's historical net sales have exhibited significant seasonality, with the third and fourth quarters having the highest net sales in any year and the first quarter of the following year having lower net sales than the preceding two quarters. Consistent with its historical seasonality, the Company expects its net sales for the quarter ending March 31, 1998 to be lower than its net sales for the quarter ended December 31, 1997. The Company believes that the historical increases in sales of its products in the third and fourth quarters have been primarily due to late summer (back-to-school) purchases by consumers and to higher traffic in the fourth quarter through malls and mass merchandisers with optical outlets. The Company further believes that the historical decline in the first quarter has been due to reduced consumer buying in the post-holiday season. In addition, due to the relatively high proportion of the Company's fixed costs to its total costs, the Company's level of profitability has historically increased significantly with increasing sales volumes, resulting in disproportionately better results in the second half of each year. There can be no assurance that these patterns will not continue in future years, although the pattern may be somewhat less pronounced if the Company continues to increase the proportion of sales represented by more frequently replaced lenses marketed for disposable replacement regimens.

  The Company expects that the overall average selling price that it realizes across its products will decline over time because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens and, within the disposable segment, to lenses that are marketed for more frequent replacement, (ii) decreases in the prices of lenses marketed for disposable replacement regimens and (iii) increases in products sold internationally through distributors at prices lower than direct sales prices in the U.S. The Company does not expect there to be significant growth in its sales of lenses marketed for annual replacement. Accordingly, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margins, and the Company does not believe that its recent net sales and operating income growth rates are indicative of the Company's long-term growth rates. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Risks Relating to International Operations; Need to Increase Sales in International Markets. In 1997, 1996 and 1995, the Company's international sales represented approximately 21.0%, 18.2% and 18.7%, respectively, of the Company's net sales. In addition, a substantial portion of the Company's products are manufactured in the United Kingdom. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign consumer preferences, disruptions or delays in shipments, changes in currency exchange rates, longer accounts receivable payment cycles and greater difficulties in collecting accounts receivable, foreign tax laws or tariffs, political unrest and changing economic conditions in countries in which the Company's products are sold or manufacturing facilities are located. These factors, among others, could materially adversely affect the Company's ability to sell its products in international markets, as well as its ability to manufacture its products. If any such factors were to render the conduct of business in a particular country undesirable or impractical, there could be a material adverse effect on the Company's business, financial condition and results of operations. The Company and its representatives, agents and distributors are also subject to the laws and regulations of the foreign jurisdictions in which they operate or in which the Company's products are sold. The regulation of medical devices in a number of jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

  A substantial portion of the Company's sales and expenditures is collected or paid in currencies other than the U.S. dollar. Therefore, the Company's operating results are affected by fluctuations in foreign currency exchange rates. Although the impact of exchange rate fluctuations on the Company's results of operations have not been material in the past three years, there can be no assurance that future exchange rate movements will not have a material adverse effect on the Company's sales, gross profit, operating expenses or foreign currency exchange gains and losses.

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

  The Company will depend on distributors to market and sell its contact lenses and, in some cases, to obtain necessary regulatory approvals in a number of international markets, including Europe and Japan. There can be no assurance that these distributor relationships will be successful, that other existing distributor relationships will be maintained or that any disruptions in such relationships will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company's sales to many of its distributors are made pursuant to short-term agreements or purchase orders. There can be no assurance that any such agreements will be renewed or replaced upon their expiration or that the volume of purchases by any distributor will not decline in future periods. See " -- Sales and Marketing."

  Uncertain Ability to Manage Growth; Risks Associated with Implementation of New Management Information Systems. The Company has experienced rapid growth in recent years. Continued rapid growth may place a significant strain on management, operational infrastructure, working capital and financial and management control systems. Growth in the Company's business has required, and is expected to continue to require, significant personnel management and other infrastructure resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational, financial and management information systems. See " -- Employees."

  The Company is in the process of replacing its information systems with new systems that are expected to include a number of integrated applications, including order entry, billing and labeling. The new systems will significantly affect many aspects of the Company's business, including its manufacturing, sales and marketing and accounting functions, and the successful implementation and integration of these applications will be important to facilitate future growth. The Company has implemented several of these applications, and anticipates implementing the other planned applications by the middle of 1999. However, the Company could experience unanticipated delays in the implementation of the new systems and implementation of the new information systems could cause significant disruption in operations. If the Company is not successful in implementing its new systems or if the Company experiences difficulties in such implementation, the Company could experience problems with the delivery of its products or an adverse impact on its ability to access timely and accurate financial and operating information. In addition, delays in implementing the new systems could require additional expenditures by the Company to modify or replace portions of its existing information systems so that they will function properly with respect to dates in the year 2000 and thereafter and there can be no assurance that the Company will be able to correct any problems with respect to such dates in a timely manner.

  Risks Associated with Interruption of Manufacturing Operations. The Company manufactures substantially all of the products it sells. As a result, any prolonged disruption in the operations of the Company's manufacturing facilities, whether due to technical or labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on the Company's business, financial condition and results of operations. In this regard, one of the Company's two principal manufacturing facilities is located in Puerto Rico and is thus exposed to the risks of damage from hurricanes. To date, hurricanes have not materially affected the Company's operations in Puerto Rico. However, if this facility were to be out of production for an extended period, the Company's business, financial condition and results of operation would be materially adversely affected. See " -- Manufacturing."

  Dependence on Trademarks, Patent Licenses and Trade Secrets; Risk of Intellectual Property Infringement. The Company has numerous trademark registrations in the United States, Europe and other foreign countries. The Company believes that its trademarks have significant value and are instrumental to its ability to create and sustain demand for its products and to implement its channel-based branding strategy. The Company believes that there are no currently pending challenges to the use or registration of any of the Company's material trademarks. There can be no assurance, however, that the Company's trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its trademarks, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company may discover products in the marketplace that infringe on trademark rights held by the Company. If the Company is unsuccessful in challenging a third party's trademark infringement, continued sales of such product could adversely affect the Company's marketing strategy, which relies heavily on the Company's proprietary trademarks, and could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company currently relies on a licensed patent for a significant element of the dry cast molding technology used in the production of its products. This license is non-exclusive, and therefore this patented process may be licensed to the Company's competitors. Also, prior to its 1997 acquisition by Cooper, the patent owners had a significant interest in AVCL, a United Kingdom company that competes with the Company in certain markets and that was, until recently, contractually prohibited from selling certain lenses in the U.S. See "Item 13 -- Certain Relationships and Related Transactions -- OSL Acquisition and Related Litigation." In 1997, AVCL was acquired by Cooper and Cooper has recently announced that it will use AVCL's technology, which the Company believes includes the licensed technology, to compete in the U.S. See " -- Intense Competition." The Company also relies on non-exclusive licenses to certain design patents for its toric and bifocal contact lenses, and these licenses limit the Company's sales of products using the licensed technology to the Americas. The Company owns no patents and has no patent applications pending. Certain of the Company's competitors have significant patent portfolios. To the extent the Company desires or is required to obtain additional licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be available on terms acceptable to the Company, if at all. The inability of the Company to obtain any of these licenses could result in an inability to make or sell products or reductions or delays in the introduction of new products to meet consumer preferences. Any such prohibitions, reductions or delays in the introduction of such products could have a material adverse effect on the Company's business, financial condition and results of operations.

  In addition to trademarks and patent licenses, the Company owns certain trade secrets, copyrights, know-how and other intellectual property. The Company seeks to protect these assets, in part, by entering into confidentiality agreements with certain of its business partners, consultants and vendors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any such breach or that the Company's trade secrets and other intellectual property will not otherwise become known or independently developed by others and thereby become unprotected. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology or that the Company can meaningfully protect its rights in unpatented proprietary technology.

  The defense and prosecution of intellectual property suits and related administrative proceedings are both costly and time-consuming. Litigation may be necessary to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or administrative proceedings will likely result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. The prosecution and defense of intellectual property rights, as with any lawsuit, are inherently uncertain and carry no guarantee of success. The protection of intellectual property in certain foreign countries is particularly uncertain. An adverse determination in litigation or administrative proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, prevent the Company from selling its products or require the Company to modify its products. Although patent and intellectual property disputes regarding medical devices are often settled through licensing and similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that any necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, and such events would have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Trademarks, Trade Secrets and Patent Licenses."

  Risks of Regulatory Action. The Company's products and manufacturing facilities are subject to stringent regulation by the FDA and by various governmental agencies for the states and localities in which the Company's products are manufactured and/or sold, as well as by governmental agencies in certain foreign countries in which the Company's products are manufactured and/or sold. Pursuant to the FDC Act, and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution, sale, marketing, advertising and promotion of medical devices such as contact lenses. The process of obtaining FDA and other required regulatory clearances or approvals can be lengthy, expensive and uncertain. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions or withdrawals of regulatory clearances or approvals, product recalls, operating restrictions (including suspension of production, distribution, sales and marketing), product seizures and criminal prosecution of a company and its officers and employees. In addition, governmental regulations may be established that could prevent or delay regulatory clearances or approval of the Company's products. Delays in receiving necessary U.S. or foreign regulatory clearances or approvals, failure to receive clearances or approvals, or the loss of previously received clearances or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

  In general, the FDC Act requires that a new medical device be cleared by the FDA prior to introducing such product to the U.S. market through the submission of a 510(k) notification; exempted from the requirement of such clearance; or approved by the FDA prior to introducing such product to the market through the submission of a PMA. An FDA review of a 510(k) notification generally is expected to take from four to five months from the date the 510(k) is accepted for review by the FDA, but it may take far longer, and 510(k) clearance may never be obtained. Approval through the PMA process, which likewise may never be obtained, generally is expected to take from ten to eleven months from the date the PMA is accepted for filing, and can take substantially longer, is more expensive and requires the submission of extensive preclinical and clinical data and manufacturing information, among other things. The soft contact lenses currently marketed by the Company have received FDA clearance through the 510(k) process or approval through the PMA process. In addition, the Company has made modifications to its products that the Company believes do not require the submission of new 510(k) notifications or PMA supplements. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit new 510(k) notifications or PMA supplements for these changes, that the FDA will not require the Company to cease sales and distribution while seeking clearances of 510(k) notifications and approvals of PMA supplements for the changes, or that such clearances and approvals, if required, will be obtained in a timely manner or at all. In addition, there can be no assurance that any future products developed by the Company or any modifications to current products will not require additional clearances or approvals from the FDA, or that such approvals, if necessary, will be obtained in a timely manner or at all.

  The Company's manufacturing facilities are subject to periodic GMP and other inspections by the FDA. In March 1996, the Company received a warning letter from the FDA regarding certain procedures used in manufacturing products at its facilities in Puerto Rico. The Company has taken steps to address the FDA's concerns, and, after reinspecting the facilities, the FDA notified the Company that its concerns were satisfactorily addressed. In February and March 1998, the FDA again inspected the Company's facilities in Puerto Rico for compliance with quality system (including GMP) requirements. The Company has received a summary of certain deficiencies observed by the FDA inspector. These deficiencies related to aspects of the Company's complaint handling and certain other procedures. The Company is addressing these deficiencies and believes that the FDA will find the Company's responses to be satisfactory. There can be no assurance, however, that the FDA will accept the Company's responses, or that the Company will be found in compliance with quality system (including
GMP) requirements in future inspections by regulatory authorities. Any actions required by the FDA as a result of its recent inspection or future inspections could involve significant costs or disruption to the Company's operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, noncompliance with quality system (including GMP) requirements could result in the cessation or reduction of the Company's production volume, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  Sales of medical devices outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States permit. Other countries have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in the United States, while approvals in countries such as Japan may require longer periods than in the United States. These differences may also affect the efficiency and timeliness of international market introduction of the Company's products, and there can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries in a timely manner or at all. See " -- Government Regulation."

  Product Liability; Insurance. The Company has in the past been, and continues to be, subject to product liability claims and lawsuits. The Company's Canadian subsidiary is currently a defendant in one such lawsuit, filed by an individual in 1997 in the Province of Ontario, Canada, alleging that the Company's lenses injured the plaintiff's cornea and seeking damages of $500,000 Canadian dollars plus interest and costs. Because contact lenses are medical devices, the Company faces an inherent risk of exposure to product liability claims in the event that the use of its products results in personal injury. The Company also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall. From time to time, the Company has received, and may in the future receive, complaints of significant patient discomfort, including corneal scarring and complications, while using the Company's contact lenses. In certain cases, the reasons for the problems have never been established. In addition, on two occasions, in 1995 and 1997, the Company has recalled certain of its products due to labeling errors. Although the Company has not experienced material losses to date due to product liability claims or product recalls, there can be no assurance that the Company will not experience such losses in the future, that insurance coverage will be adequate to cover such losses, or that insurance coverage will be available on acceptable terms or at all. A product liability or other judgment against the Company in excess of the Company's insurance coverage or a product recall could have a material adverse effect upon the Company's business, financial condition and results of operations. See " -- Product Liability and Insurance."

  Environmental Regulations. Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of certain substances used in the Company's manufacturing processes and on the Company's facilities. The Company believes that its activities conform to present governmental regulations applicable to its current operations and facilities, including those related to environmental, land use, public utility utilization and fire code matters. There can be no assurance that such governmental regulations will not in the future impose the need for additional capital equipment or other process requirements upon the Company or restrict the Company's ability to expand its operations. The adoption of such measures or any failure by the Company to comply with applicable environmental and land use regulations or to restrict the discharge of hazardous substances could subject the Company to future liability or could cause its manufacturing operations to be curtailed or suspended.

  Dependence on Key Personnel. The Company is dependent upon a limited number of key management and technical personnel. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in retaining or hiring qualified personnel. The loss of any of the Company's senior management or other key research, clinical, regulatory, or sales and marketing personnel, particularly to competitors, could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the loss of John D. Fruth, the Company's founder and Chief Executive Officer, could have a material adverse effect on the Company. See " -- Employees" and "Item 10 -- Directors and Executive Officers of the Registrant."

  Influence by Existing Stockholders. Directors, officers and principal stockholders of the Company, in the aggregate, beneficially own approximately 32.5% of the Company's outstanding Common Stock. As a result, these stockholders, acting together, possess significant voting influence over the election of the Company's Board of Directors and the approval of significant corporate transactions, among other matters. Such influence could have the effect of delaying, deferring or preventing a change in control of the Company. See "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."

  Certain Anti-Takeover Provisions. The Company's Board of Directors has the authority to issue up to 4,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of Preferred Stock. The Company's Bylaws and indemnity agreements provide that the Company will indemnify officers and directors against losses they may incur in legal proceedings resulting from their service to the Company. Further, the Company's charter documents contain a provision eliminating the ability of the Company's stockholders to take action by written consent. This provision is designed to reduce the vulnerability of the Company to an unsolicited acquisition proposal and to render the use of stockholder written consents unavailable as a tactic in a proxy fight. However, such provision could have the effect of discouraging others from making tender offers for the Company's shares, thereby inhibiting increases in the market price of the Company's shares that could result from actual or rumored takeover attempts. Such provision also may have the effect of preventing changes in the management of the Company. In addition, Section 203 of the Delaware General Corporation Law, to which the Company is subject, restricts certain business combinations with any "interested stockholder" as defined by such statute. This statute may delay, defer or prevent a change in control of the Company.

  Volatility of Stock Price. The market price of Company's Common Stock is, and is likely to continue to be, highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results or those of its competitors, competitive factors, trade practice litigation, new products offered by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in its industry and other related industries, regulatory actions, adoption of new accounting standards, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources. See "Item 5 -- Market for the Registrant's Common Equity and Related Stock Holder Matters."

  ITEM 2.  PROPERTIES

  The Company's principal administrative, sales, marketing, customer service, packaging and distribution facility is located in South San Francisco, California. The Company's principal manufacturing facilities are located near Southampton, United Kingdom, and in Santa Isabel, Puerto Rico. The Company also maintains sales offices in Canada, Hungary and the United Kingdom.

  Rapid growth in sales volumes has required that the Company increase its capacity by adding manufacturing space. The Company's first United Kingdom manufacturing facility was established in 1988 and operated by PLL until 1992, when it was acquired by the Company. The Company opened its second United Kingdom manufacturing facility in 1996. The Company's Puerto Rican manufacturing facility was acquired in late 1992 as part of the American Hydron acquisition. This facility is currently operating at or near capacity (based on a single production shift per work day.) As part of the Company's plan to increase its manufacturing capacity, it intends to relocate its Puerto Rican manufacturing facilities to a substantially larger new facility to be constructed to the Company's specifications and leased to the Company by the Puerto Rico Industrial Development Company. The Company has entered into a letter of intent and is negotiating the final terms of the lease for this facility. The Company began construction of the new facility during the first quarter of 1998 and expects to complete construction, and initial installation of equipment, by the second quarter of 1999. Until the new Puerto Rican facility is completed, the Company intends to utilize excess capacity in the United Kingdom, or increase capacity in Puerto Rico through additional production shifts, to meet any requirements for increased volumes of lens production. See "Business -- Manufacturing" and "Business -- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

  The following table describes the Company's principal facilities as of December 31, 1997:

                                                                                            APPROXIMATE
                   LOCATION                               FUNCTION                   SQUARE FEET     OWNED/LEASED
                   --------                               --------                 -------------     ------------
                   South San Francisco,California(1)      Corporate                  122,000            Leased
                                                          Headquarters/Sales/
                                                          Distribution
                   Eastleigh, United Kingdom(2)           Manufacturing/Sales         58,700            Leased
                   Eastleigh, United Kingdom(3)           Warehouse                   10,000            Leased
                   Romsey, United Kingdom(4)              Distribution/Warehouse      23,000            Leased
                   Santa Isabel, Puerto Rico(5)           Manufacturing               34,372            Leased
                   Markham, Ontario(6)                    Sales/Marketing              4,217            Leased
                   Markham, Ontario(7)                    Distribution/Warehouse       2,940            Leased
                   Nursling, United Kingdom(8)            Manufacturing               18,400         Owned/Leased
                   Budapest, Hungary                      Sales/Distribution             775            Leased
----------

(1) The Company's lease for this facility expires on October 30, 2002, and the Company has an option to extend the lease until 2007 and to lease an additional 30,000 square feet.

(2)  The Company's lease for this facility expires on December 23, 2010.

(3) The Company occupies this facility under a three-month license that expires on March 25, 1998. The Company is currently negotiating with respect to a longer-term lease of this facility

(4) The Company's lease for this facility expires August 18, 2002, and the Company has an option to extend the lease to 2007

(5) Represents three separate buildings. The Company plans to construct a substantially larger facility in Santa Isabel, Puerto Rico, and to relocate to this facility from its existing facilities.

(6) The Company's lease for this facility expires October 31, 2007, and the Company has an option to extend the lease to 2012.

(7) The Company's lease for this facility expires October 31, 1998, and the Company has an option to extend the lease to 1999.

(8) Represents three separate buildings, each of which are currently vacant. One is leased under a lease that expires March 24, 2011. The Company has a month-to-month lease to a second building and the Company is currently negotiating with respect to a longer term lease for the building. The third building is owned by the Company.

ITEM 3.    LEGAL PROCEEDINGS

The Company has in the past been, and continues to be, subject to product liability claims and lawsuits. The Company's Canadian subsidiary is currently a defendant in one such lawsuit, filed by an individual in 1997 in the Province of Ontario, Canada, alleging that the Company's lenses injured the plaintiff's cornea and seeking damages of 500,000 Canadian dollars plus interest and costs. Because contact lenses are medical devices, the Company faces an inherent risk of exposure to product liability claims in the event that the use of its products results in personal injury.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
           MATTERS

PRICE RANGE OF COMMON STOCK

  The Common Stock of the Company began trading publicly on the Nasdaq National Market on August 5, 1997 under the symbol "OCLR." Prior to that date, there was no public market for the Common Stock. The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Stock as reported by Nasdaq.

                                                                  HIGH      LOW
                                                                  ----      ---
                   YEAR ENDED DECEMBER 31, 1997:
                      Third Quarter (since August 5, 1997)        $23.375   $16.50
                      Fourth Quarter                              $28.125   $19.25


                   YEAR ENDED DECEMBER 31, 1997:
                      First Quarter (through March 27, 1998)      $31.125   $22.625

  As of December 31, 1997, there were 87 holders of record of the Company's Common Stock.

DIVIDEND POLICY

  The Company has never declared or paid any cash dividends on its Common Stock, and the payment of cash dividends on its Common Stock is prohibited under the Company's Amended and Restated Credit Agreement with Comerica Bank - California (the "Comerica Credit Agreement"). The Company currently expects to retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

CHANGES IN SECURITIES AND USE OF PROCEEDS

   On July 31, 1997, the Company reincorporated in Delaware through a merger of the Company's California predecessor ("OSI California") into the Company.
  Between January 1, 1997 and December 31, 1997, the Company and OSI California sold the following equity securities that were not registered under the Securities Act of 1933.

                                                                                  EXEMPTION         AGGREGATE
             CLASS OF                                                NUMBER OF    FROM              PURCHASE        FORM OF
             PURCHASES         DATE OF SALE     TITLE OF SECURITIES  SECURITIES   REGISTRATION      PRICE           CONSIDERATION
             ---------         ------------     -------------------  ----------   ------------      -----           -------------
             Employees (1)     01/03/97-        Common Stock         48,960       Rule 701 (1)      $76,880.10      Cash
                               07/02/97
             President (1)     08/04/97         Common Stock         1,280,000    Rule 701 (1)      $375,808.00     Cash

__________________________
(1)Represents shares issued upon exercise of stock options

Initial Public Offering

  The Company's registration statement (the "Registration Statement") on Form S-1, registering the offer and sale of an aggregate of 8,280,000 shares of the Company's common stock in connection with the Company's initial public offering (Securities and Exchange Commission File No. 333- 27421) was declared effective by the Securities and Exchange Commission on August 4, 1997. The managing underwriters for the offering were Morgan Stanley Dean Witter Incorporated, Bear, Stearns & Co. Inc. and Cowen and Company.

  In the initial public offering, 8,280,000 shares of Common Stock were sold to the public at a price of $16.50 per share (including shares sold pursuant to the underwriters' over-allotment option). The shares sold consisted of 3,600,000 shares sold by the Company at an aggregate public offering price of $59.4 million and 4,680,000 shares sold by selling stockholders at an aggregate public offering price of $77.2 million. Effective immediately prior to the closing of the initial public offering, all outstanding shares of the Company's then outstanding preferred stock were automatically converted into shares of common stock.

         Expenses incurred by the Company in connection with the initial public offering were:

                  Underwriting discounts and commissions      $4,158,000*
                  Expenses paid to or for underwriters
                                                                  93,000
                  Other expenses                               1,452,000
                                                              ----------
                  Total expenses                               5,703,000

  __________________________
  * excludes discounts and commissions of $5.4 million paid by the selling stockholders.

  None of such payments were direct or indirect payments to directors or officers of the Company or any of their associates, to persons holding ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

  The aggregate net offering proceeds to the Company from the initial public offering after deducting the total expenses described above were $53.7 million. From the effective date of the Registration Statement through December 31, 1997, such proceeds were used for the following purposes:

                  Construction of plant, building and facilities            $   400,000
                  Purchase and installation of machinery and equipment        8,225,000
                  Repayment of indebtedness                                  14,628,000
                  Working capital                                                     0
                  Cash equivalents (1)                                        4,689,000
                  Short-term and long-term investments (2)                   19,070,000
                  Final payment pursuant to UK settlement agreement           6,685,000

  __________________________
           (1) Represents investments with original maturities of three months or less

           (2) Represents investments with original maturities of more than three months

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected data presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1997 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, and the KPMG Peat Marwick LLP report thereon, are included in Item 8 starting on page 41 of this Form 10-K.

                                                                              YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------
                                                            1997         1996        1995          1994        1993
                                                         ---------    ---------    ---------    ---------    ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
     CONSOLIDATED STATEMENT OF OPERATIONS
     DATA:
     Net sales ........................................  $ 118,605    $  90,509    $  68,087    $  48,503    $  38,533
     Cost of sales ....................................     41,066       36,553       26,820       22,553       24,673
                                                         ---------    ---------    ---------    ---------    ---------
       Gross profit ...................................     77,539       53,956       41,267       25,950       13,860
     Selling and marketing expenses ...................     27,139       18,101       11,728        6,405        4,122
     General and administrative expenses ..............     20,470       18,420       14,287       11,087       10,509
     Reorganization costs .............................       --           --           --           --            746
                                                         ---------    ---------    ---------    ---------    ---------
       Income (loss) from operations(1) ...............     29,930       17,435       15,252        8,458       (1,517)
     Interest expense .................................     (1,387)      (3,216)      (3,024)      (3,128)      (3,328)
     Interest income ..................................        939          132          280          123           65
     Other (expense) income, net ......................         (6)        (186)         151         (416)          (1)
                                                         ---------    ---------    ---------    ---------    ---------
       Income (loss) before taxes .....................     29,476       14,165       12,659        5,037       (4,781)
     Income taxes .....................................     (8,843)      (3,989)      (3,869)        --            368
                                                         ---------    ---------    ---------    ---------    ---------
       Net income (loss) ..............................     20,633       10,176        8,790        5,037       (4,413)
     Preferred stock dividends ........................        (49)         (82)         (82)         (82)         (96)
                                                         ---------    ---------    ---------    ---------    ---------
       Net income (loss) applicable to common
          stockholders ................................  $  20,584    $  10,094    $   8,708    $   4,955    $  (4,509)
                                                         =========    =========    =========    =========    =========
     Net income per share (basic)(2) ..................  $    1.10    $    0.61    $    0.55    $    0.38    $   (0.35)
                                                         =========    =========    =========    =========    =========
     Net income per share(diluted)(2) .................  $    0.98    $    0.52    $    0.46    $    0.27    $   (0.35)
                                                         =========    =========    =========    =========    =========
     Shares used in computing net income per
       share (basic)(2) ...............................     18,722       16,445       15,791       13,067       12,788
                                                         =========    =========    =========    =========    =========
     Shares used in computing net income per
       share(diluted)(2) ..............................     21,107       19,439       19,194       18,578       12,788
                                                         =========    =========    =========    =========    =========
     OTHER DATA:
     Lenses marketed for disposable replacement
       regimens as a percentage of total lenses sold ..       89.6%        83.5%        73.4%        53.0%        19.1%
     Depreciation and amortization ....................  $   6,863    $   4,904    $   2,578    $   2,137    $   1,775
     Capital expenditures .............................     16,156       12,256       13,558        2,153        2,489

                                                                   AS OF DECEMBER 31,
                                                  ------------------------------------------------
                                                    1997      1996      1995     1994       1993
                                                  --------  --------  --------  --------  --------
                                                                  (IN THOUSANDS)
     CONSOLIDATED BALANCE SHEET DATA:
     Cash, cash equivalents, restricted cash and
       short-term and long-term investments ....  $ 47,429  $  5,541  $  5,346  $  9,639  $  3,774
     Working capital ...........................    55,988    15,118    11,913    17,305    13,957
     Total assets ..............................   129,735    63,503    50,874    35,645    32,191
     Total debt ................................     3,879    22,740    22,911    22,863    24,772
     Stockholders' equity (deficit) ............   106,104    23,889    13,292     4,447      (403)


       ----------
(1) Loss from operations for 1993 includes a non-recurring charge of $4.4 million related to writedowns in the carrying value of certain assets purchased in connection with the Company's acquisition of American Hydron.

(2) For an explanation of the determination of the number of shares used in computing net income per share (basic and diluted) see Notes 2 and 12 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

   Since the Company was incorporated in 1985, its strategy has been to market high-quality contact lenses to eyecare practitioners at competitive prices using a low cost-to-serve operating structure. Until 1992, the Company was principally a distributor of contact lenses. In September 1992, the Company became an integrated contact lens company by acquiring the primary supplier of its lenses, Precision Lens Laboratories Ltd. ("PLL"), a United Kingdom-based company now called Ocular Sciences Ltd. ("OSL"). In October 1992, the Company acquired the North and South American contact lens business of Allergan, Inc. ("Allergan"), which had been operating under the name American Hydron. This acquisition provided the Company with a significantly expanded customer base, an additional line of contact lens products and a manufacturing facility in Puerto Rico. The purchase price was $24.5 million, including acquisition costs of $1.2 million. The American Hydron acquisition resulted in goodwill and other intangible assets of $3.4 million, all of which were fully amortized by the end of 1997. See Note 14 of Notes to Consolidated Financial Statements.

   Prior to the summer of 1993, the company derived a substantial majority of its sales from lenses marketed for annual replacement regimens and the remainder of its sales from lenses marketed for monthly disposable replacement regimens. In the third quarter of 1993, the Company began selling lenses marketed for weekly disposable replacement regimens. Since that time, substantially all of the Company's growth in net sales has resulted from sales of lenses marketed for disposable replacement regimens, primarily weekly disposable replacement regimens. The Company's lenses marketed for disposable replacement regimens historically have had lower selling prices and gross margins and are sold in much greater volumes than its lenses marketed for annual replacement regimens. In 1997, lenses marketed for disposable replacement regimens accounted for 89.6% of the Company's unit volume and 75.9% of net sales. See "Business-Risk Factors." In 1997, approximately 54% of the Company's U.S. net sales came from sales to optometrists, ophthalmologists, and the distributors that sell to such practitioners, and approximately 46% of the Company's U.S. net sales came from sales to chain stores and mass merchants.

RESULTS OF OPERATIONS

  All results of operations data in the following tables is presented in thousands.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996



  Net Sales

                                            YEARS ENDED DECEMBER 31,
                                          ---------------------------
                                          1997       % CHANGE    1996
                                          ----       --------    ----

         U.S ........................  $ 93,711        26.6%   $74,004
         International ..............    24,894        50.8%    16,505
                                       --------                -------
         Net sales ..................  $118,605        31.0%   $90,509
                                       ========                =======

         As a percentage of net sales

           U.S ......................      79.0%                   81.8%

           International ............      21.0%                   18.2%


  Net sales represents gross sales less volume discounts, trial set discounts, prompt payment discounts and allowances for sales returns. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. Net sales increased 31.0% to $118.6 million in 1997 from $90.5 million in 1996. Substantially all of this growth resulted from increased sales of the Company's lenses marketed for weekly disposable replacement regimens. The Company's international sales as a percentage of total sales increased from 18.2% in 1996 to 21.0% in 1997 primarily as a result of increased demand experienced by the Company's international distributors and new partnering and distributor relationships established by the Company abroad. In 1997, 89.6% of all lenses sold by the Company were marketed for use in disposable replacement regimens, compared to 83.5% in 1996. The Company's overall average selling price declined approximately 11.2% from 1996 to 1997, primarily as a result of a shift in product mix from lenses marketed for annual replacement regimens to lower priced lenses marketed for disposable replacement and, to a lesser extent, as a result of an increase in the percentage of the Company's products sold internationally to distributors at prices lower than direct sales prices in the United States. Within each principal distribution channel, the average selling price of each of the Company's primary products remained relatively stable from 1996 to 1997. The Company expects that the overall average selling price that it realizes across its products will continue to decline over time, and may decline at a greater rate than in the past, because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens and, within the disposable category, to lenses marketed for more frequent replacement, (ii) decreases in the average per unit selling prices of lenses marketed for disposable replacement regimens and (iii) increases in products sold internationally to distributors at lower prices than direct sales prices in the United States. The Company does not expect there to be significant growth, if any, in its sales of lenses marketed for annual replacement regimens as a result of the continuing shift in consumer demand towards more frequent replacement regimens. Historically, the Company's first quarter net sales have been lower than its fourth quarter net sales, and the Company expects that its net sales for the quarter ending March 31, 1998 will be lower than its net sales for the quarter ended December 31, 1997. In addition, the Company does not believe that its net sales growth rate from 1996 to 1997 is indicative of the Company's long-term sales growth rate.





  Gross Profit



                                             YEARS ENDED DECEMBER 31,
                                          -------------------------------
                                             1997     % CHANGE     1996
                                          ---------     ------    -------
         Gross profit ..................  $  77,539     43.7%     $53,956
         As a percentage of net sales ..       65.4%                 59.6%

  Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, royalties to third parties and amortization of certain intangible assets. A substantial portion of the Company's cost of sales is fixed and therefore declines as a percentage of net sales as volume increases. Gross profit increased 43.7% to $77.5 million, or 65.4% of net sales in 1997, from $54.0 million, or 59.6% of net sales, in 1996. The increase in gross profit from 1996 to 1997 was due primarily to increased net sales, and to decreases in per unit production costs resulting from the implementation of certain process improvements and increases in manufacturing volume. The Company expects cost reductions resulting from the Company's current production process to be less significant in the immediate future. The Company intends to add new, highly automated production lines at its United Kingdom and Puerto Rico facilities, which are designed to reduce further its per unit cost of production over time, and anticipates installing the first such line in the second quarter of 1998. As the Company expects that its overall average selling price will continue to decline over time, and anticipates higher depreciation, which is a component of cost of sales, as a result of significantly increased investment in property and equipment, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve or even to maintain, its gross margins. In addition, the Company may experience decreased per unit prices in future periods, while not achieving comparable decreases in its cost of sales until subsequent periods, if at all. As a result, the Company would experience significant variability in its gross margins. For example, if the Company introduces a lower-priced contact lens marketed for daily replacement regimens, its average selling price will decline, and may decline significantly, while reductions in costs of sales would likely not reach comparable levels until subsequent periods, if at all. Accordingly, the Company would expect its gross margins to decrease at least in the short term following the introduction of lenses marketed for daily replacement regimens. See "Business -- Risk Factors -- Fluctuations in Operating Results; Seasonality; Decreasing Average Sales Prices."

  In the fourth quarter of 1997, the Company finalized plans to change the packaging component of its manufacturing process in late 1998, resulting in an $824,000 write-down in 1997 of certain of its manufacturing assets to estimated fair value and a corresponding $824,000 increase in cost of sales. See Note 5 of Notes to Consolidated Financial Statements. In addition, cost of sales in 1997 included approximately $690,000 for amortization of intangible assets acquired in connection with the February 1997 settlement of certain U.K. litigation (the "U.K. Litigation"), and the Company anticipates amortizing approximately $860,000 per year over the remainder of the ten-year useful life of these
intangible assets.   See Note 16 of Notes to Consolidated Financial Statements.

  Selling and Marketing Expenses


                                             YEARS ENDED DECEMBER 31,
                                         -------------------------------
                                            1997     % CHANGE      1996
                                         ---------     ------    -------
         Selling and marketing expenses  $  27,139     49.9%     $18,101
         As a percentage of net sales .       22.9%                 20.0%

  Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eyecare practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements made principally to chain stores and mass merchants for items such as advertising, displays and mailings that are intended to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. Selling and marketing expenses increased 49.9% to $27.1 million, or 22.9% of net sales, in 1997 from $18.1 million, or 20.0% of net sales, in 1996. The increase, both in absolute dollars and as a percentage of net sales from 1996 to 1997 resulted primarily from an increase in cooperative merchandising allowances and, to a lesser extent, an increase in the shipment of sample diagnostic products. The Company expects selling and marketing expenses, particularly cooperative merchandising allowances, to continue to grow at a faster rate than its net sales as the Company seeks to increase its market share.

  General and Administrative Expenses

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                   1997    % CHANGE      1996
                                                ---------  --------    -------
         General and administrative expenses .  $  20,470     11.1%    $18,420
         As a percentage of net sales ........       17.3%                20.4%

  General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative and research and development personnel, professional services, consultants' fees and non-manufacturing facilities costs. General and administrative expenses increased 11.1% to $20.5 million in 1997 from $18.4 million in 1996, but declined as a percentage of net sales from 20.4% to 17.3%. The dollar increase was due primarily to increased salaries and other personnel-related benefits to employees, increases in research and development related to the Company's ongoing focus on reducing per unit costs of production, sales and use tax provisions, fees to regulatory consultants, relocation and recruiting fees associated with the hiring of a new chief operating officer, and increased depreciation, partially offset by reductions in legal and professional fees as a result of the settlement of the U.K. Litigation in February 1997. The decrease in the percentage of net sales resulted from the limited growth in distribution and administrative expenses relative to the growth in net sales. The Company believes that its general and administrative expenses will increase in absolute dollars, in part as a result of the expenses associated with being a public company, and are expected to decrease as a percentage of net sales if net sales grow.



  Income from Operations

                                         YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                          1997     % CHANGE     1996
                                       ---------   --------    -------
         Income from operations .....  $  29,930     71.7%     $17,435
         As a percentage of net sales       25.2%                 19.3%


  Income from operations increased 71.7% to $29.9 million in 1997 from $17.4 million in 1996 and increased to 25.2% of net sales in 1997 from 19.3% of net sales in 1996. Excluding expenses of the U.K. Litigation, income from operations would have been 25.3% of net sales in 1997 compared to 22.0% of net sales in 1996.

  Interest and Other Expense, Net

                                                       YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1997   % CHANGE       1996
                                                     ------  --------      ------
         Interest and other expenses, net .........  $  454    (86.1)%     $3,270
         As a percentage of net sales .............     0.4%                  3.6%


  Interest and other expense, net decreased 86.1% to $454,000, or 0.4% of net sales, in 1997 from $3.3 million, or 3.6% of net sales, in 1996. This decrease primarily resulted from a reduction in interest expense as the aggregate amount of the Company's borrowings was reduced following its initial public offering in August 1997 and an increase in interest earned as a result of the investment of a portion of the net proceeds from the Company's initial public offering.

  Income Taxes

                                           YEARS ENDED DECEMBER 31,
                                       ------------------------------
                                         1997     % CHANGE      1996
                                       --------   --------     ------
         Income taxes ...............  $  8,843     121.7%     $3,989
         Effective tax rate .........      30.0%                 28.2%

  Income taxes were $8.8 million in 1997 and $4.0 million in 1996. The Company's effective tax rate increased from 28.2% in 1996 to 30.0% in 1997 as a result of an increase in the percentage of international earnings, which are subject to full U.S. taxation, as compared to earnings attributable to the Company's Puerto Rican operations, which are partially exempt from U.S. taxation. The Company anticipates that it will continue to benefit from the favorable effect of this partial exemption through 2001, when the benefit will expire under the current provisions of the Internal Revenue Code. Pending federal legislation would, if adopted, extend this exemption beyond 2001 or replace it with other tax benefits after that year. In addition, the Company's planned installation of highly automated production lines in Puerto Rico could cause an increase in the Company's tax rate if the automation results in a reduction in the Company's labor costs in Puerto Rico relative to its Puerto Rican earnings. See Note 13 of Notes to Consolidated Financial Statements.

Net Income

                                                      YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                    1997     % CHANGE     1996
                                                 ---------   --------    -------
         Net income ...........................  $  20,633     102.8%    $10,176
         As a percentage of net sales .........       17.4%                 11.2%

  Net income increased 102.8% to $20.6 million in 1997 from $10.2 million in 1996. The increase was due primarily to increased net sales and improved gross margins.


  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net Sales

                                           YEARS ENDED DECEMBER 31,
                                        -----------------------------
                                          1996    % CHANGE      1995
                                        -------   --------    -------
         U.S .........................  $74,004     33.7%     $55,334
         International ...............   16,505     29.4%      12,753
                                        -------               -------
         Net sales ...................  $90,509     32.9%     $68,087
                                        =======               =======

         As a percentage of net sales
          U.S ........................     81.8%                 81.3%
          International ..............     18.2%                 18.7%

  Net sales increased 32.9% to $90.5 million in 1996 from $68.1 million in 1995. Substantially all of this growth resulted from increased sales of the Company's lenses marketed for weekly disposal regimens. The overall average price of the Company's lenses marketed for weekly disposable replacement regimens was similar in 1995 and 1996. The Company's sales of lenses marketed for annual replacement regimens declined slightly in both volume and average price from 1995 to 1996.

The Company's international sales represented approximately 18.2% and 18.7% of the Company's net sales in 1996 and 1995, respectively.


  Gross Profit

                                                      YEARS ENDED DECEMBER 31,
                                                  -------------------------------
                                                     1996    % CHANGE      1995
                                                  ---------  --------     -------
         Gross profit ..........................  $  53,956     30.7%      $41,267
         As a percentage of net sales ..........       59.6%                  60.6%


  Gross profit increased 30.7% to $54.0 million in 1996 from $41.3 million in 1995, but gross margin decreased to 59.6% in 1996 from 60.6% in 1995. Gross margin declined primarily as a result of a faster decrease in overall average selling price than in unit cost of sales. The reduction in overall average selling price of 13.2% was caused by an increased percentage of lenses marketed for disposable replacement regimens, which have lower prices. Implementation of certain manufacturing process improvements was delayed by a postponement by the FDA of its GMP inspection of the Company's new United Kingdom facility, and this delay prevented the reduction in per unit cost of sales from completely offsetting the reduction in average selling price as planned. Additionally, the Company recorded provisions in 1996 totaling $548,000 related to start-up and scrap costs in connection with the transition from vial to blister packaging of the Company's lenses for disposable replacement regimens.

  Selling and Marketing Expenses

                                                        YEARS ENDED DECEMBER 31,
                                                   --------------------------------
                                                      1996     % CHANGE      1995
                                                   ---------   --------     -------
         Selling and marketing expenses .........  $  18,101     54.3%      $11,728
         As a percentage of net sales ...........       20.0%                  17.2%

  Selling and marketing expenses increased 54.3% to $18.1 million in 1996 from $11.7 million in 1995, while increasing to 20.0% of net sales in 1996 from 17.2% of net sales in 1995. A combination of increased expenditures for cooperative merchandising allowances and, to a lesser extent, for Company-paid freight caused both by an increase in volume and by the need to fulfill product backorders rapidly and for shipments of diagnostic lenses to eyecare practitioners without charge accounted for $4.6 million of the year-to-year increase. Both the shipment of free diagnostic lenses and the payment of cooperative merchandising allowances were factors related to the Company's sales of lenses marketed for disposable replacement regimens, which grew at rates in excess of the Company's overall net sales. The increase in cooperative merchandising allowances accounted for substantially all of the increase in selling and marketing expenses as a percentage of net sales, with increases in advertising and promotion accounting for the remainder.

  General and Administrative Expenses

                                                              YEARS ENDED DECEMBER 31,
                                                          ------------------------------
                                                            1996     % CHANGE     1995
                                                          ---------  --------    -------
         General and administrative expenses ...........  $  18,420     28.9%    $14,287
         As a percentage of net sales ..................       20.4%                21.0%

  General and administrative expenses increased 28.9% to $18.4 million in 1996 from $14.3 million in 1995, but decreased as a percentage of net sales to 20.4% from 21.0%. Legal expenses related to the U.K. Litigation and the expense of the associated settlement accounted for $1.2 million of the year-to-year dollar increase in general and administrative expenses. Most of the remaining increase resulted from increases in building and utilities expenses, salaries and benefits for general and administrative personnel, and professional fees. Excluding expenses of the U.K. Litigation, general and administrative expenses would have decreased to 17.6% of net sales in 1996 from 19.0% of net sales in 1995. This decrease was the result of limited growth in distribution expenses relative to the growth in net sales and absolute declines in the dollar amounts of amortization of goodwill and other intangibles and of research and development expenses.

  Income From Operations

                                                     YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1996      % CHANGE     1995
                                                 ---------     ----     -------
         Income from operations ...............  $  17,435     14.3%    $15,252
         As a percentage of net sales .........       19.3%                22.4%

  Income from operations increased 14.3% to $17.4 million in 1996 from $15.3 million in 1995 but decreased to 19.3% of net sales in 1996 from 22.4% of net sales in 1995. Excluding expenses of the U.K. Litigation, income from operations in 1996 would have been 22.0% of net sales, as compared to 24.3% of net sales in 1995.

  Interest and Other Expense, Net

                                                      YEARS ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1996    % CHANGE     1995
                                                    --------  --------    ------
         Interest and other expense, net .........  $  3,270     26.1%    $2,593
         As a percentage of net sales ............       3.6%                3.8%

  Interest and other expense, net increased to $3.3 million in 1996 from $2.6 million in 1995 as a result of an increase in interest expense, a decrease in interest income and a decrease in other income.

  Income Taxes

                                              YEARS ENDED DECEMBER 31,
                                            -----------------------------
                                              1996     % CHANGE     1995
                                            --------   --------    ------
         Income taxes ....................  $  3,989      3.1%     $3,869
         Effective tax rate ..............      28.2%                30.6%

  Income taxes were $4.0 million in 1996 and $3.9 million in 1995. Income taxes declined as a percentage of income before taxes to 28.2% in 1996 from 30.6% in 1995. This reduction in the Company's effective income tax rate resulted from an increase in earnings attributable to the Company's Puerto Rican operations, which are partially exempt from United States income taxation.

  Net Income

                                            YEARS ENDED DECEMBER 31,
                                          ----------------------------
                                            1996   % CHANGE     1995
                                          -------  --------   --------
         Net income ....................  $10,176    15.8%    $  8,790
         As a percentage of net sales ..     11.2%                12.9%

  Net income increased 15.8% to $10.2 million in 1996 from $8.8 million in 1995. Excluding expenses of the U.K. Litigation, net income would have increased $2.3 million or 23.5% from 1995 to 1996.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

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

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents at December 31, 1997 of $27.9 million increased from a December 31, 1996 balance of $3.8 million. The restricted cash held in escrow for the rent of the Company's United Kingdom facility at December 31, 1997 of $0.5 million was reduced from $1.7 million at December 31, 1996. Working capital increased from $15.1 million at December 31, 1996 to $56.0 million at December 31, 1997. The increase in both cash and cash equivalents and working capital from 1996 to 1997 was primarily attributable to the Company's sale of 3.6 million shares of Common Stock in its August 1997 initial public offering, partially offset by the repayment of debt then outstanding under the Comerica Credit Agreement and to the Company's Chief Executive Officer, the final payment for intangible assets pursuant to the settlement of the U.K. Litigation and investments in long-term securities. See Note 14 of Notes to Consolidated Financial Statements.

  From January 1, 1995 to December 31, 1997, the Company's cash flows from operating activities and the Company's initial public offering have been sufficient to fund substantially all of the Company's cash requirements. Over this three-year period, the Company generated cash-based earnings (net income plus depreciation and amortization) of $53.9 million. This operating cash, along with the proceeds from the initial public offering of $53.7 million, was utilized to purchase property, plant and equipment of $42.0 million, intangible assets of $8.8 million as part of the settlement of the U.K. Litigation, and to make short and long-term investments of $19.1 million and to effect net repayment of long-term debt of $19.4 million.

  Net cash provided by operating activities was $31.6 million, $12.7 million and $9.5 million in 1997, 1996 and 1995, respectively, representing net income of $20.6 million, $10.2 million and $8.8 million, respectively, adjusted primarily for depreciation and amortization of $6.9 million, $4.9 million and $2.6 million, respectively, and in 1997 a tax benefit of $7.9 million from a gain related to an employee stock option exercise, offset by increases in accounts receivables and inventory.

  Net cash used in investing activities in 1997, 1996 and 1995 was $42.5 million, $11.5 million and $15.9 million, respectively. In 1996 and 1995, substantially all of this net cash was used to purchase property and equipment. In 1997, the Company used $8.8 million to purchase intangible assets as part of the settlement of the U.K. Litigation and $19.1 million to purchase short and long-term investments. The $31.0 million increase from 1996 to 1997 in net cash used in investing activities was due primarily to the settlement of the U.K. Litigation and to the purchase of short and long-term investments using proceeds from the Company's initial public offering.

  Net cash used in financing activities in 1996 and 1995 was $316,000 and $217,000, respectively. In each of these years, net cash was used primarily for repayments of long-term debt. Net cash provided by financing activities in 1997 was $35.2 million, due primarily to net proceeds to the Company from its August 1997 initial public offering of $53.7 million, partially offset by net repayments of long-term debt of $18.9 million.

  In addition to cash, cash equivalents, short-term investments and long-term investments, the Company has a credit facility with Comerica Bank -- California. Under the Comerica Credit Agreement, the Company and its subsidiary Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") can borrow up to an aggregate of $30.0 million. The Comerica Credit Agreement provides for up to $20 million of revolving credit loans to the Company and up to $10 million of term loans to Ocular Sciences Puerto Rico. Revolving credit borrowings under the Comerica Credit Agreement bear interest at the bank's base rate or at 1.00% to 1.50% above the eurodollar rate, and term loans bear interest at the bank's base or at 1.25% to 1.75% above the eurodollar rate, in each case with the applicable margin over the eurodollar rate depending on the Company's ratio of debt to tangible net worth. As of December 31, 1997, there were no revolving credit loans outstanding under the Comerica Credit Agreement. $2.4 million of term loans were borrowed on November 7, 1997 and used to repay outstanding loans from the Banco Bilbao de Vizcaya, and the remaining $7.6 million of term loans will be available to finance the construction and development of the Company's planned new Puerto Rican manufacturing facility. The revolving credit loans will be available through June 30, 2000 and the term loan facility provides for advances through April 30, 1999, at which time the principal amount outstanding will become payable over twenty-two quarterly principal installments, with a final maturity date of October 31, 2004. The Company is required to maintain minimum ratios of debt to tangible net worth and of current assets to current liabilities, and a minimum tangible net worth. Borrowings under the Comerica Credit Agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding capital stock of the Company's United Kingdom and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other's borrowings under the Comerica Credit Agreement. See Note 7 of Notes to Consolidated Financial Statements.

  The Company is obligated to make minimum base payments on noncancelable operating leases of $2.6 million, $2.5 million and $1.6 million in 1998, 1999 and 2000, respectively, and has existing commitments to make capital expenditures of $8.6 million. The Company currently expects to make capital expenditures of approximately $45.0 million in 1998 (including the $8.6 million), primarily related to the development and implementation of automated production lines at its manufacturing facilities and the development and construction of a new Puerto Rican manufacturing facility. However, the amount of capital expenditures may increase or decrease, as the Company may accelerate or delay the implementation of the automated production lines based on market conditions and demand for its products. See "Business -- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations."


  The Company is in the process of replacing its information systems with new systems that function properly with respect to dates in the year 2000 and thereafter. The Company has implemented several of these applications and anticipates implementing the other planned applications by the middle of 1999. Delays in implementing the new systems could require additional expenditures, estimated at approximately $500,000, to modify or replace portions of its existing information systems so that they will function properly with respect to dates in the year 2000 and thereafter. See "Business -- Risk Factors -- Uncertain Ability to Manage Growth; Risks Associated with Implementation of New Management Information Systems."

  The Company believes that its current cash and cash equivalents, borrowings available under its credit facilities and its anticipated net cash flow from operations will be sufficient to meet its anticipated cash needs for working capital, contractual commitments and capital expenditures for at least the next 12 months. If cash generated from operations proves insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or obtain further credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. The sale of additional debt or further bank borrowings could subject the Company to additional restrictive financial covenants and restrictions on the payment of dividends. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company, if at all.


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              OCULAR SCIENCES, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                     ASSETS

                                                               December 31,
                                                         --------------------------
                                                           1997             1996
                                                         ---------        ---------
Current Assets:
  Cash and cash equivalents ......................       $  27,895        $   3,795
  Restricted cash ................................             464            1,746
  Short-term investments .........................          10,000               --
  Accounts receivable, less allowance
    for sales returns and doubtful
    accounts of $1,655 and $1,451
    for 1997 and 1996, respectively ..............          18,785           16,022
  Inventories ....................................          12,941           12,956
  Loans to officers and employees ................             927               --
  Other current assets ...........................           5,173            1,746
                                                         ---------        ---------
        Total Current Assets .....................          76,185           36,265
  Property and equipment, net ....................          36,248           26,462
  Intangible assets, net .........................           8,137              683
  Long-term investments ..........................           9,070               --
  Other assets ...................................              95               93
                                                         ---------        ---------
        Total Assets .............................       $ 129,735        $  63,503
                                                         =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ...............................       $   3,723        $   4,006
  Accrued liabilities ............................           9,354            8,578
  Accrued cooperative merchandise allowances .....           4,238            2,194
  Current portion of long-term debt ..............             445            4,273
  Current deferred taxes .........................           2,159            1,155
  Income and other taxes payable .................             278              941
                                                         ---------        ---------
        Total Current Liabilities ................          20,197           21,147
Long-term debt, less current portion .............           3,434           15,572
Long-term related-party debt .....................              --            2,895
                                                         ---------        ---------
        Total Liabilities ........................       $  23,631        $  39,614
                                                         ---------        ---------

Commitments, contingencies and
  subsequent events
Stockholders' Equity:
  Preferred Stock, $0.001 par value;
    4,000,000 shares authorized;
    no and 118,168 shares issued and
    outstanding for 1997 and 1996, respectively ..              --                1
  Common Stock, $0.001 par value;
    80,000,000 shares authorized;
    21,738,166 and 16,539,570 shares
    issued and outstanding for 1997
    and 1996, respectively .......................              22               16
  Additional paid-in capital .....................          70,438            8,360
  Retained earnings ..............................          36,164           15,580
  Unrealized gain on investments .................              11               --
  Cumulative translation adjustment ..............            (531)             (68)
                                                         ---------        ---------
        Total Stockholders' Equity ...............         106,104           23,889
                                                         ---------        ---------
        Total Liabilities and Stockholders' Equity       $ 129,735        $  63,503
                                                         =========        =========

          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except share and per share amounts)

                                                                 Year Ended December 31,
                                                   ------------------------------------------------
                                                       1997              1996              1995
                                                   ------------      ------------      ------------
Net sales ....................................     $    118,605      $     90,509      $     68,087
Cost of sales ................................           41,066            36,553            26,820
                                                   ------------      ------------      ------------
    Gross profit .............................           77,539            53,956            41,267
Selling and marketing expenses ...............           27,139            18,101            11,728
General and administrative expenses ..........           20,470            18,420            14,287
                                                   ------------      ------------      ------------
    Income from operations ...................           29,930            17,435            15,252
Interest expense .............................           (1,387)           (3,216)           (3,024)
Interest income ..............................              939               132               280
Other (expense) income, net ..................               (6)             (186)              151
                                                   ------------      ------------      ------------
    Income before taxes ......................           29,476            14,165            12,659
Income taxes .................................           (8,843)           (3,989)           (3,869)
                                                   ------------      ------------      ------------
    Net income ...............................           20,633            10,176             8,790
Preferred stock dividends ....................              (49)              (82)              (82)
                                                   ------------      ------------      ------------
    Net income applicable to common
      stockholders ...........................     $     20,584      $     10,094      $      8,708
                                                   ============      ============      ============
Net income per share data:
    Net income per share (basic) .............     $       1.10      $       0.61      $       0.55
                                                   ============      ============      ============
    Net income per share (diluted) ...........     $       0.98      $       0.52      $       0.46
                                                   ============      ============      ============
    Weighted average common shares outstanding       18,721,749        16,445,404        15,790,770
    Weighted average dilutive potential common
      shares .................................        2,385,691         2,994,053         3,403,554
                                                   ------------      ------------      ------------
           Total weighted average common and
             dilutive potential common shares
             outstanding .....................       21,107,440        19,439,457        19,194,324
                                                   ============      ============      ============

          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                                                        Retained
                                            Preferred Stock            Common Stock      Additional     Earnings
                                          -------------------     ---------------------    Paid-In    (Accumulated)
                                          Shares       Amount        Shares      Amount    Capital       Deficit)
                                          ---------------------------------------------------------------------------
BALANCES AS OF DECEMBER 31, 1994 .....    118,168       $ 1       15,733,824      $16      $ 7,764      $ (3,222)
   Exercise of employee stock
     options .........................         --        --           85,136       --           42            --
   Directors' compensation ...........         --        --           35,904       --           53            --
   Net income ........................         --        --               --       --           --         8,790
   Preferred stock dividends .........         --        --               --       --           --           (82)
   Cumulative translation
     adjustment ......................         --        --               --       --           --            --
                                          ---------------------------------------------------------------------------
BALANCES AS OF DECEMBER 31, 1995 .....    118,168         1       15,854,864       16        7,859         5,486
   Exercise of employee stock
     options .........................         --        --          679,140       --          200            --
   Directors' compensation ...........         --        --            5,566       --           28            --
   Income tax benefits from stock
     options exercised ...............         --        --               --       --          273            --
   Net income ........................         --        --               --       --           --        10,176
   Preferred stock dividends .........         --        --               --       --           --           (82)
   Cumulative translation
     adjustment ......................         --        --               --       --           --            --
                                          ---------------------------------------------------------------------------
BALANCES AS OF DECEMBER 31, 1996 .....    118,168         1       16,539,570       16        8,360        15,580
   Exercise of employee stock
     options .........................         --        --        1,359,600        1          494            --
   Directors' compensation ...........         --        --            2,660       --           22            --
   Conversion of preferred stock to
     common stock ....................   (118,168)       (1)         236,336        1           --            --
   Sale of common
     stock in initial public offering,
     net of issuance costs of $1,545..         --        --        3,600,000        4       53,693            --
   Income tax benefits from stock
     options exercised ...............         --        --               --       --        7,869            --
   Unrealized gain on investments.....         --        --               --       --           --            --
   Net income ........................         --        --               --       --           --        20,633
   Preferred stock dividends .........         --        --               --       --           --           (49)
   Cumulative translation
     adjustment ......................         --        --               --       --           --            --
                                          ---------------------------------------------------------------------------
BALANCES AS OF DECEMBER 31, 1997 .....         --       $--       21,738,166      $22      $70,438      $ 36,164
                                          ===========================================================================


                                           Unrealized     Cumulative     Total
                                              Gain on     Translation  Stockholders'
                                            Investments    Adjustment     Equity
                                          ------------------------------------------
BALANCES AS OF DECEMBER 31, 1994 .....          $--         $(112)      $   4,447
   Exercise of employee stock
     options .........................           --            --              42
   Directors' compensation ...........           --            --              53
   Net income ........................           --            --           8,790
   Preferred stock dividends .........           --            --             (82)
   Cumulative translation
     adjustment ......................           --            42              42
                                          ------------------------------------------
BALANCES AS OF DECEMBER 31, 1995 .....           --           (70)         13,292
   Exercise of employee stock
     options .........................           --            --             200
   Directors' compensation ...........           --            --              28
   Income tax benefits from stock
     options exercised ...............           --            --             273
   Net income ........................           --            --          10,176
   Preferred stock dividends .........           --            --             (82)
   Cumulative translation
     adjustment ......................           --             2               2
                                          ------------------------------------------
BALANCES AS OF DECEMBER 31, 1996 .....           --           (68)         23,889
   Exercise of employee stock
     options .........................           --            --             495
   Directors' compensation ...........           --            --              22
   Conversion of preferred stock to
     common stock ....................           --            --              --
   Sale of common
     stock in initial public offering,
     net of issuance costs of $1,545..           --            --          53,697
   Income tax benefits from stock
     options exercised ...............           --            --           7,869
   Unrealized gain on investments.....           11            --              11
   Net income ........................           --            --          20,633
   Preferred stock dividends .........           --            --             (49)
   Cumulative translation
     adjustment ......................           --          (463)           (463)
                                          ------------------------------------------
BALANCES AS OF DECEMBER 31, 1997 .....          $11         $(531)      $ 106,104
                                          ==========================================


          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         Year Ended December 31,
                                                                 --------------------------------------
                                                                   1997           1996           1995
                                                                 --------       --------       --------
Cash flows from operating activities:
  Net income ..............................................      $ 20,633       $ 10,176       $  8,790
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization .........................         6,863          4,904          2,578
    Income tax benefits from stock options exercised ......         7,869             --             --
    Allowances for sales returns and doubtful accounts ....           968            193            311
    Provision for excess and obsolete inventory............           893            605            475
    Provision for damaged and scrap products ..............           729            548             --
    Impairment loss on fixed asset revaluation ............           824             --             --
    Loss/(gain) on sale of property and equipment .........          (165)           (35)            28
    Exchange loss (gain) ..................................             9            (49)            37
    Deferred income taxes .................................         1,014            932          1,353
  Changes in operating assets and liabilities:
    Accounts receivable ...................................        (3,859)        (4,339)        (5,942)
    Inventories ...........................................        (1,792)        (1,259)        (3,005)
    Other current and non-current assets...................        (4,363)          (164)        (1,115)
    Accounts payable ......................................          (269)          (973)         2,759
    Accrued liabilities ...................................         2,899          3,183          1,915
    Income and other taxes payable.........................          (664)        (1,024)         1,333
                                                                 --------       --------       --------
        Net cash provided by operating activities..........        31,589         12,698          9,517
                                                                 --------       --------       --------
Cash flows from investing activities:
  Purchase of property and equipment.......................       (16,156)       (12,256)       (13,558)
  Purchase of short-term and long-term investments.........       (19,059)            --             --
  Purchase of marketing rights and license agreement ......        (8,817)            --
  Proceeds from liquidation of property and equipment .....           308             55              7
  (Deposits to)/payments from restricted cash..............         1,217            730         (2,321)
                                                                 --------       --------       --------
        Net cash used in investing activities..............       (42,507)       (11,471)       (15,872)
                                                                 --------       --------       --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt.................         5,951         19,343          1,637
  Repayment of long-term debt .............................       (24,867)       (19,805)        (1,702)
  Proceeds from initial public offering, net ..............        53,697             --             --
  Preferred stock dividends ...............................           (63)           (82)          (247)
  Proceeds from issuance of common stock...................           517            228             95
                                                                 --------       --------       --------
        Net cash (used in) provided by financing activities        35,235           (316)          (217)
                                                                 --------       --------       --------
Effect of exchange rate changes on cash and cash
  equivalents .............................................          (217)          (141)           (42)
                                                                 --------       --------       --------
             Net  (decrease) increase in cash and cash
               equivalents.................................        24,100            770         (6,614)
Cash and cash equivalents at beginning of year.............         3,795          3,025          9,639
                                                                 --------       --------       --------
Cash and cash equivalents at end of year ..................      $ 27,895       $  3,795       $  3,025
                                                                 ========       ========       ========
Supplemental cash flow disclosures:
  Cash paid during the year for:
    Interest ..............................................      $  1,439       $  3,561       $  3,021
    Income taxes ..........................................      $  2,911       $  3,393       $  1,188

          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



NOTE 1. NATURE OF BUSINESS



FORMATION AND BUSINESS OF THE COMPANY


            O.S.I. Corporation was incorporated in California in 1985. On July 31, 1997, the Company effected a reincorporation into the state of Delaware and changed its name to Ocular Sciences, Inc. The Company is engaged in the design, manufacture and distribution of contact lenses and conducts business under the name of Ocular Sciences/American Hydron.


THE INITIAL PUBLIC OFFERING (THE "IPO")


            On August 8, 1997, the Company closed its initial public offering of 8,280,000 shares of its Common Stock at an initial public offering price of $16.50 per share. Of the 8,280,000 shares, 3,600,000 shares were sold by the Company and the remaining 4,680,000 were sold by certain selling shareholders. The net proceeds to the Company were $53.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company utilized $11.6 million of the proceeds to repay all of the debt outstanding under the Company's Credit Agreement with Comerica Bank - California, $2.9 million of the proceeds to repay subordinated debt owed to the Company's Chief Executive Officer, $6.7 million of the proceeds as final payment pursuant to the settlement agreement of certain U.K. litigation (Note 16) and $400,000 for the construction of the new Puerto Rican manufacturing facility.



NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



   Basis of Consolidation


            The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ocular Sciences Ltd. ("OSL") (formerly Precision Lens Laboratories Ltd.), Ocular Sciences Puerto Rico, Inc., Ocular Sciences Canada Corporation and Ocular Sciences Hungary. All significant intercompany balances and transactions have been eliminated in consolidation.


   Accounting Estimates


            The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.


   Cash and Cash Equivalents


            Cash equivalents consist of commercial paper, money market funds, United States government debt securities and certificates of deposits with original maturities of three months or less.

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995


   Financial Instruments


            All of the Company's short-term and long-term investments are classified as "available-for-sale" under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."


            The amortized costs of available-for-sale debt securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net investment income. As required by SFAS No. 115, available-for-sale debt securities are recorded at fair value. Unrealized gains and losses, net of tax, are reported as a separate component of stockholders' equity. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities, are included in other (expense) income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.


            The Company's short-term and long-term investments in marketable equity securities are carried at fair value, based on quoted market prices for these or similar investments.


            The carrying amounts reported in the balance sheet for cash, receivables, related party loans, accounts payable, accrued liabilities and short-term and long-term debt approximate fair values due to the short-term maturities and the fact that the Company only recently entered into the long-term debt.


   Restricted Cash


            Restricted cash consists of cash held in an escrow account for payment of various commitments of the Company's United Kingdom subsidiary. The largest component of restricted cash as of December 31, 1996 related to royalties due under a molding patent license for which the Company was in litigation with the patent owners. The royalties related to liabilities that were recorded and charged to expense in 1994 and 1995. The Company settled the litigation with the patent holders in February 1997 (see Notes 14 and 16). The restricted cash balance as of December 31, 1997 related to cash held in escrow for the Company's United Kingdom leased facility.


   Inventories


            Inventories are recorded at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable factory overhead. Provision for potentially obsolete or slow moving inventory is made based upon management's analysis of inventory levels and forecasted sales.


   Revenue Recognition


            The Company recognizes sales upon shipment of products to its customers. Allowances for sales returns and discounts are accrued at the time sales are recognized.


   Cooperative Merchandise Allowances


            The Company offers a cooperative merchandise program to certain of its customers whereby the Company reimburses these customers for items such as advertising, displays and mailings that are intended to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. The Company records the provisions for cooperative merchandising at the time of sale to the customers and as a component of selling and marketing expenses.

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995



   Foreign Currencies


            The functional currencies of the Company's United Kingdom, Canadian and Hungarian subsidiaries are the respective local currencies. Accordingly, the subsidiaries translate all asset and liability accounts at current exchange rates in effect at the balance sheet date and statement of income accounts at average exchange rates during the period. Translation adjustments arising from differences in exchange rates from period to period are included in the consolidated financial statements as a separate component of stockholders' equity.


   Concentration of Credit Risk


            The Company sells its products to a diverse group of optometrists, optical retailers, optical product distributors and ophthalmologists, and therefore the concentration of credit risk with respect to accounts receivable is limited due to the large number and diversity of customers across broad geographic areas. Accounts receivable from customers are uncollateralized. As of December 31, 1997, approximately 16% of accounts receivable and 8% of consolidated net sales were concentrated in one customer, while, as of December 31, 1996, approximately 22% of accounts receivable and 12% of consolidated net sales were concentrated in two customers. To reduce credit risk, the Company performs ongoing credit evaluations of its significant customers' respective financial conditions. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.


   Property and Equipment


            Property and equipment are recorded at cost and are depreciated using the straight-line method over the respective estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are amortized over the shorter of the respective lease terms or the respective estimated useful lives of the assets.


   Long-Lived Assets, Including Intangible Assets


            The Company accounts for long-lived assets under SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company estimates fair value based on the best information available, making judgments and projections as considered necessary.


            Marketing rights, trademarks, licenses and covenants not to compete are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the respective assets, which are typically five to ten years. Goodwill, which represents the excess of purchase price over fair value of the tangible and intangible assets acquired, is amortized on a straight-line basis over five years.


   Income Taxes


            The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date based on enacted tax laws and statutory tax rates expected to apply in the periods in which the differences are expected to affect taxable income.

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995



            Provision has been made for income taxes on unremitted earnings of subsidiaries, except in cases in which earnings of foreign subsidiaries are deemed to be permanently invested.


   Net Income Per Share


            The Company adopted SFAS No. 128, "Earnings per Share," as of December 31, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. Net income per share (basic) is computed based on the weighted average number of common shares outstanding, and net income per share (diluted) is computed based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include the conversion of stock options using the treasury stock method. The August 8, 1997 conversion of the shares of Series A Preferred Stock into 236,336 shares of common stock is included in the weighted average dilutive potential common shares outstanding figures as if converted at the beginning of each period presented. All prior period net income per share data was restated by the Company upon adoption of SFAS 128.


   Stock-Based Compensation


            The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and has elected to continue to account for stock-based compensation using methods prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.


            The Company follows the practice of recording amounts received upon the exercise of options by crediting common stock and additional paid-in capital. The Company realizes an income tax benefit from the exercise and early disposition of certain stock options and the exercise of other stock options. The benefit results in a decrease in current income taxes payable and an increase in additional paid-in capital.


    New Accounting Standard


            In June 1997, the Financial Accounting Standards Board issued SFAS Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS No. 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130 and SFAS No. 131, respectively. Application of the Statements' disclosure requirements will have no impact on the Company's consolidated financial position, results of operations or net income per share data as currently reported.

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995



NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS



            As of December 31, 1997, short-term and long-term investments amounted to $10,000,000 and $9,070,000, respectively. Short-term and long-term investments have been classified as available-for-sale securities as of December 31, 1997, and consisted of the following (in thousands):

               Tax-exempt municipal funds ..............  $ 8,779
               United States government debt securities     8,285
               Corporate notes .........................    2,006
                                                          -------
                                                          $19,070
                                                          =======

        Available-for-sale securities as of December 31, 1997, consisted of the following, by contractual maturity (in thousands):


               Due in one year or less .............      $10,000
               Due in one to three years ...........        9,070
                                                          -------
                                                          $19,070
                                                          =======


        The Company's available-for-sale securities are carried at market value and, as of December 31, 1997, included an unrealized gain of $11,000, net of tax, principally from tax-exempt municipal funds and United States government securities.


NOTE 4. INVENTORIES


        Inventories consisted of the following (in thousands):



Inventories consisted of the following (in thousands):

                                                 December 31,
                                           ----------------------
                                             1997           1996
                                           -------        -------
               Raw materials ......        $ 2,767        $ 1,845
               Work in process ....            812          1,535
               Finished goods .....          9,362          9,576
                                           -------        -------
                                           $12,941        $12,956
                                           =======        =======

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995



NOTE 5. PROPERTY AND EQUIPMENT, NET


        Property and equipment, net consisted of the following (in thousands):


                                                                         December 31,
                                                                   -----------------------
                                                                     1997           1996
                                                                   --------       --------
               Equipment and machinery ......................      $ 22,485       $ 18,247
               Furniture and fixtures .......................         2,416          1,870
               Vehicles .....................................           248            297
               Building and leasehold improvements ..........        10,304          8,911
               Construction in progress .....................        14,824          6,668
                                                                   --------       --------
                                                                     50,277         35,993
               Less accumulated depreciation and amortization       (14,029)        (9,531)
                                                                   --------       --------
                                                                   $ 36,248       $ 26,462
                                                                   ========       ========

     The Company leases a portion of its distribution machinery and equipment and vehicles under long-term leases (See Note 7), and has the option to purchase these assets for fair market value at the termination of the lease. Included in property and equipment, net are (in thousands):


                                                                        DECEMBER 31,
                                                                   ---------------------
                                                                     1997         1996
                                                                   -------       -------
               Equipment and machinery ......................      $ 3,233       $ 1,701
               Furniture and fixtures .......................          205          --
               Vehicles .....................................          161           161
               Construction in progress .....................         --           1,136
                                                                   -------       -------
                                                                     3,599         2,998
               Less accumulated depreciation and amortization         (910)         (559)
                                                                   -------       -------
                                                                   $ 2,689       $ 2,439
                                                                   =======       =======


  Depreciation and amortization expense on machinery and equipment and vehicles under long-term leases was approximately $478,000, $148,000, and $62,000 for the years ended December 31, 1997, 1996 and 1995.

     In the fourth quarter of 1997, the Company finalized plans to change the packaging component of its manufacturing process to be implemented in late 1998, which will render certain of the Company's existing manufacturing equipment obsolete. In accordance with SFAS No. 121, the Company recorded a pretax charge to cost of sales of $824,000 related to this impairment loss and reduced the carrying amount of this asset by a corresponding amount. The amount of impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset.

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995



NOTE 6. INTANGIBLE ASSETS, NET


        Intangible assets, net consisted of the following (in thousands):


                                                                                   DECEMBER 31,
                                                                                ---------------------
                                                                                 1997           1996
                                                                                -------       -------
               Marketing rights, trademarks, licenses and covenants not to
                 compete .................................................      $ 8,921       $ 1,475
               Goodwill ..................................................         --           2,094
                                                                                -------       -------
                                                                                  8,921         3,569
               Less accumulated amortization .............................         (784)       (2,886)
                                                                                =======       =======
                                                                                $ 8,137       $   683
                                                                                =======       =======

NOTE 7. LONG-TERM DEBT


        Long-term debt consisted of the following (in thousands):


                                                                                                           DECEMBER 31,
                                                                                                     -----------------------
                                                                                                       1997            1996
                                                                                                     --------       --------
               Revolving line of credit to a bank, due October 31, 1999,
                 bearing interest at the bank's Eurodollar rate plus 2.75% ....................      $   --         $  7,474
               Term loan to a bank, principal payments due quarterly from January 31, 1997 through October 1, 1998, bearing interest
                 at the bank's Eurodollar rate plus 2.75% .....................................          --           10,000
               Term loan to a bank, principal payments due quarterly from July 31, 1999 through
                 October 31, 2004, bearing interest at the bank's Eurodollar rate plus 1.25%...         2,183           --
               Note payable to Banco Bilbao Vizcaya, Puerto Rico, due the earlier of
                 December 1997 or upon closing of permanent financing, bearing interest
                 at the bank's rate plus 2% ...................................................          --            1,069
               Capital lease obligations, bearing an effective interest rate of 10.19%, 10.5%
                 and 8.763%, respectively, for 1997, 1996 and 1995, secured by certain
                 equipment ....................................................................         1,696          1,248
               Other ..........................................................................          --               54
                                                                                                     --------       --------
                 Total long-term debt .........................................................         3,879         19,845
               Less current portion of long-term debt .........................................          (445)        (4,273)
                                                                                                     --------       --------
                                                                                                     $  3,434       $ 15,572
                                                                                                     ========       ========


        In late 1996, the Company executed a commercial lending facility (the "Agreement") with a major commercial bank. The Agreement provided for a term loan and revolving line of credit, the proceeds of which were used to retire the Company's pre-existing line of credit. The revolving line of credit was available up to the lesser of $17,000,000 or 80% of the Company's eligible accounts receivable plus 50% of the Company's net inventory, inclusive of an amount of up to $3,000,000 for letters of credit. The term loan was in the amount of $10,000,000. The facility was secured by the Company's accounts receivable, inventory, loans and notes receivable, the stock of the Company's subsidiaries and certain intangible assets; provided that the collateral did not include more than 65% of any class of

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995


equity securities of any foreign subsidiary. The Agreement provided the Company with two interest rate options - interest at 0.25% to 0.75% above the bank's base rate or at 2.25% to 2.75% above the rate at which deposits in eurodollars are offered to the bank by other prime banks in the eurodollar market, with the percentages varying based on certain leverage ratios. The agreement contained a commitment fee of 0.375% per annum on the unused portion of the revolving line of credit. The Company was also required under the Agreement to maintain minimum debt to tangible net worth, interest coverage and tangible net worth ratios, and the Agreement placed certain limitations on debt, liens, contingent obligations, investments and cash dividends on common stock. The term loan and the credit facility were paid off, in full, during 1997.

        On November 7, 1997 the Company amended its credit agreement (the "Amended Credit Agreement") with this same commercial bank. Under the new agreement, the Company and its subsidiary, Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") can borrow up to an aggregate of $30,000,000. The Amended Credit Agreement provides for a revolving line of credit of up to $20,000,000 to the Company and up to $10,000,000 of term loans to Ocular Sciences Puerto Rico. Under the Amended Credit Agreement, the revolving line of credit has two interest rate options - interest at the bank's base rate or at 1.00% to 1.50% above the rate at which deposits in eurodollars are offered to the bank by other prime banks in the eurodollar market, with the applicable margin over the eurodollar rate depending on the Company's ratio of debt to tangible net worth. The Company pays commitment fees of 0.250% to 0.375% on the revolving line of credit, with percentages varying based on the Company's ratio of debt to tangible net worth. Loans under the revolving line of credit are due in full on June 30, 2000. The Company may elect to prepay any principal due under the revolving line of credit but would be required to reimburse the lending bank for any breakage costs with respect to prepayment of any eurodollar rate loan prior to the end of an applicable interest period. At December 31, 1997, the Company had no borrowings under the revolving line of credit and thus the full $20,000,000 remained available.

        A term loan, with a December 31, 1997 balance of $2,183,000, was borrowed on November 7, 1997 under the Amended Credit Agreement and used to repay outstanding notes payable to Banco Bilbao de Vizcaya, Puerto Rico ("BBV"). The remainder of the $10,000,000 term loan is available to finance the construction and development of Ocular Sciences Puerto Rico's new manufacturing facility. The term loan provides for three interest rate options - interest at the bank's base rate, interest at 1.25% to 1.75% above the rate at which deposits in eurodollars are offered to the bank by other prime banks in the eurodollar market, or interest at 1.25% to 1.75% above the negotiated rate, defined as the lending bank's cost of funds (after reserve requirements) plus its FDIC insurance rate. The negotiated rate option is available only after April 30, 1999. The effective interest rate of the term loan as of December 31, 1997 was 7.1875%. There are no commitment fees on the term loan. On April 30, 1999, the then outstanding term loan will become payable in twenty-two quarterly principal installments beginning July 31, 1999, $250,000 each quarter with any balance to be paid on October 31, 2004. The Company may elect to prepay the principal due under the term loan but would be required to reimburse the lending bank for any breakage costs with respect to prepayment of any eurodollar rate loan prior to the end of an applicable interest period.

        Borrowings by the Company under the Amended Credit Agreement are guaranteed by Ocular Sciences Puerto Rico, and borrowings by Ocular Sciences Puerto Rico, under the Amended Credit Agreement are guaranteed by the Company. Borrowings under the Amended Credit Agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding capital stock of the Company's United Kingdom and Canadian subsidiaries. The Company is also required under the Amended Credit Agreement to maintain minimum ratios of debt to tangible net worth, and of current assets to current liabilities, and a minimum tangible net worth, and the Amended Credit Agreement places certain limitations on debts, liens, contingent obligations, investments and cash dividends on common stock.

        In late 1995, the Company entered into a bank line of credit under which up to $3,500,000 was available for borrowings through September 30, 1996. The Company's accounts receivable, inventory and equipment located in the United States were pledged as collateral under the agreement. The interest rate for this facility was fixed at the bank's reference rate plus 0.75% (9.25% at December 31, 1995). The agreement contained a commitment fee of 0.5% per

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995


annum on the unused portion of the line of credit and also contained restrictive financial covenants that required maintenance of certain financial ratios and limited the total amount of fixed or capital purchases. As of December 31, 1995, no amounts were outstanding on this credit line, which was terminated on October 30, 1996.

        In 1995, the Company guaranteed the borrowings of Ocular Sciences Puerto Rico, under a loan agreement with BBV for the financing of the construction of an industrial building at Santa Isabel Industrial Park, Santa Isabel, Puerto Rico, and for the purchase of machinery and equipment not to exceed the total sum of $5,800,000. The loan was secured by a chattel mortgage upon all machinery and equipment purchased with any part of the loan proceeds and for the full amount of the loan plus interest and other sums due to the bank. The principal amount of this loan was payable in December 1997 or upon the closing of a permanent financing loan from the Government Development Bank of Puerto Rico ("GDB"). The BBV loan bore interest at 2% over the lender's defined cost of funds or, in the event that such funds were not available, 1.5% over the lender's prime lending rate. The effective interest rate as of December 31, 1996 was 8%. The BBV loan agreement also contained a commission fee equal to 1% of the principal and drawing fees equal to 0.5% of the loan amount. This loan was fully paid by a portion of the term loan under the Amended Credit Agreement in 1997. As of December 31, 1996, the loan amount outstanding on this agreement was $1,069,000.

        The long-term debt, including current portion, is due in aggregate annual installments of $445,000, $993,000, $1,497,000, and $944,000 in each of the years from 1998 through 2001.


NOTE 8. OPERATING LEASES


        The Company leases its offices, warehouse facilities and certain equipment under noncancelable operating leases. The future minimum lease payments on these noncancelable operating leases with an initial term in excess of one year, as of December 31, 1997, are as follows (in thousands):


               Year Ending December 31,
                       1998 .....................         $ 2,552
                       1999 .....................           2,486
                       2000 .....................           1,650
                       2001 .....................           1,563
                       2002 .....................           1,554
                       Thereafter ...............           4,404
                                                          =======
                                                          $14,209
                                                          =======


        Rent expense on operating leases was approximately $2,301,000, $1,643,000 and $918,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 9. STOCK SPLIT

        On August 4, 1997, the Company effected a two-for-one stock split of the Company's common stock. On February 21, 1995, the stockholders of the Company approved a four-for-one split of the Company's common and preferred stock. All applicable share and per share amounts have been retroactively adjusted to reflect both stock splits.

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995


NOTE 10. PREFERRED STOCK AND ACCRUED DIVIDENDS


        Each share of preferred stock outstanding at December 31, 1996 automatically converted into two shares of common stock upon the consummation of the Company's initial public offering. Cumulative dividends outstanding as of December 31, 1996, equaled $14,000 and are included in accrued liabilities. Cumulative dividends were paid on a quarterly basis from January 1995 to August 1997.


NOTE 11. COMMON STOCK


   Warrants

        As of December 31, 1995, warrants were outstanding that entitled the warrant holders to purchase up to 588,296 shares of common stock for $0.00125 per share, subject to adjustment for dilution. The warrants, by their terms, expired on the earlier of October 30, 2002 or the date of effectiveness of a registration statement covering at least 35% of the common stock then outstanding. The warrants were issued on October 30, 1992 in connection with the acquisition of the contact lens business in North and South America of Allergan, Inc. The number of shares subject to the warrants were to be reduced if the Company met certain financial performance goals and the Company prepaid the subordinated notes payable to stockholders on or before October 30, 1996. The Company repaid this note on October 30, 1996 (see Notes 7 and 14) and achieved the financial performance goals. As a result, all outstanding warrants were cancelled effective December 31, 1996.

   Stock-based Compensation Plans

    The Company has the following stock-based compensation plans:

         (i)    1989 Stock Option Plan

         The 1989 Stock Option Plan provided for the grant to employees, directors and consultants of incentive stock options, exercisable at a price not less than the fair market value of the shares on the grant date, or for non-qualified options, exercisable at a price not less than 85% of the fair market value of the shares on the date of grant. The options generally were granted for a six year-term and vested over a five year period. This plan was terminated upon the effective date of the Company's initial public offering on August 4, 1997. Any authorized shares not issued or subject to outstanding grants under this plan on August 4, 1997 and any shares that are issuable upon exercise of options granted pursuant to this plan that expire or become unexercisable for any reason without having been exercised in full will be available for future grant and issuance under the 1997 Equity Incentive Plan. As of December 31, 1997, options to purchase a total of 1,756,454 shares are outstanding under this plan.

         (ii)   1992 Officers and Directors Stock Option Plan

         The 1992 Officers and Directors Stock Option provided for the grant of incentive stock options exercisable at a price not less than the fair market value of the Company's common stock on the grant date or nonqualified stock options exercisable at a price not less than 85% of the fair market value of the Company's common stock on the grant date. A total of 1,280,000 shares of common stock were reserved for issuance under this plan. In 1992 the Company's Chief Executive Officer was granted an option to purchase the 1,280,000 shares of common stock reserved under this plan. This option was exercised, in full, during 1997 at an exercise price of $0.29365 per share. The Plan was terminated upon the effective date of the Company's initial public offering.


         (iii)  1997 Equity Incentive Plan

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995


         The 1997 Equity Incentive Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company. The exercise price of all incentive stock options must be no less than the fair market value of the Company's Common Stock on the date of grant and the exercise price of all nonqualified stock options must be at a price not less than 85% of such fair market value. The options generally are granted for a ten-year term and vest over a five-year period. Any authorized shares not issued or subject to outstanding grants under the 1989 Plan on August 4, 1997 and any shares that are issuable upon exercise of options granted pursuant to the 1989 Plan that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the 1997 Equity Incentive Plan. As of December 31, 1997, a total of 2,290,694 shares of common stock were reserved for issuance under the plan.

         (iv)   1997 Directors Stock Option Plan

         The 1997 Directors Stock Option Plan provides for grants of nonqualified stock options to certain non-employee directors of the Company. The exercise price per share of all options granted under the plan must be equal to the fair market value of the Company's common stock on the date of grant. The options generally are granted for a ten-year term and vest over a three-year period. A total of 300,000 shares of common stock are reserved for issuance under the plan.

         (v)    1997 Employee Stock Purchase Plan

         The 1997 Employee Stock Purchase Plan (the "Purchase Plan") permits employees to purchase common stock at a price equal to 85% of fair market value of the Company's common stock. A total of 400,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan was not effective as of December 31, 1997 and accordingly, no shares of common stock have been purchased under the Purchase Plan.

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995


A summary of stock option transactions under the plans indicated at (i), (iii) and (iv) follows:


                                                                                   WEIGHTED
                                                                                    AVERAGE
                                              RANGE OF           NUMBER OF         EXERCISED
                                          EXERCISE PRICES         SHARES             PRICE
                                         =================      ==========       =============
Outstanding as of December 31, 1994      $0.267 to $1.4688       2,157,280       $      1.0018
 Exercised ........................        0.267 to 1.4688         (85,136)             0.5036
 Granted ..........................        1.4688 to 3.035         392,120              2.8752
 Canceled .........................         0.267 to 3.035        (243,094)             1.4361
                                         -----------------      ----------       -------------
Outstanding as of December 31, 1995       $0.267 to $3.035       2,221,170       $      1.3040
 Exercised ........................         0.267 to 3.035        (679,140)             0.2993
 Granted ..........................         5.030 to 7.355         395,534              5.8159
 Canceled .........................         0.267 to 7.355        (133,260)             2.4839
                                         -----------------      ----------       -------------
Outstanding as of December 31, 1996       $0.267 to $7.355       1,804,304       $      2.5842
 Exercised ........................         0.267 to 8.085         (79,600)             1.5018
 Granted ..........................        8.085 to 25.375         575,150             19.7429
 Canceled .........................        1.4688 to 14.00         (80,400)             3.6103
                                         -----------------      ----------       -------------
Outstanding as of December 31, 1997      $0.267 to $25.375       2,219,454       $      7.0284
                                         =================      ==========       =============



        The total number of shares exercisable as of December 31, 1997 was 876,790, at exercise prices ranging from $0.267 to $16.50, and as of December 31, 1996 was 602,566, at exercise prices ranging from $0.267 to $5.03. As of December 31, 1997, 1996 and 1995, there were available for grant 2,127,694, 322,444 and 584,718 shares, respectively under the plans.

        Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to disclose the pro forma effects on net income and net income per share as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined in a manner consistent with the fair value approach enumerated in SFAS No. 123, the Company's pro forma net income and pro forma net income per share for the years ended December 31, 1997, 1996 and 1995, would have been reduced to the pro forma amounts indicated below (in thousands):


                                                        DECEMBER 31,
                                          -----------------------------------------
                                            1997             1996            1995
                                          ==========      ==========      =========
     Pro forma net income:
      As reported ..................      $   20,633      $   10,176      $   8,790
      Adjusted pro forma ...........          20,527           9,787          8,632
     Net income per share (basic):
      As reported ..................      $     1.10      $     0.61      $    0.55
      Adjusted pro forma ...........            1.09            0.59           0.54
     Net income per share (diluted):
      As reported ..................      $     0.98      $     0.52      $    0.46
      Adjusted pro forma ...........            0.97            0.50           0.45


        In 1996 and 1995, the Company calculated the fair value of options using the minimum value method, which applies a dividend rate and expected volatility of zero.

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995


        In 1997, the Company calculated the fair value of options using the Black-Scholes option-pricing model. The assumptions used were as follows:


     Weighted-average risk free rate .....................................          5.94%
     Expected life (years) ...............................................             3
     Volatility (options granted from January 1, 1997 to August 3, 1997) .          0.00%
     Volatility (options granted from August 4, 1997 to December 31, 1997)          35.3%
     Dividend yield ......................................................            --



        The following table summarizes information about fixed stock options outstanding as of December 31, 1997:


                                                OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                -------------------------------------------------     ------------------------------
                                  NUMBER         WEIGHTED-AVERAGE                     NUMBER
                                    OF               REMAINING    WEIGHTED-AVERAGE       OF        WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES         OPTIONS         CONTRACTUAL LIFE  EXERCISE PRICE      OPTIONS      EXERCISE PRICE
=========================       =========        ================  ==============     ========      ================
  $0.27 - 1.47............      1,039,440              2.1          $    1.44         676,560          $    1.42
  $3,04 - 5.03............        495,964              3.8               3.99         155,428               3.69
  $7.36 -16.50............        354,050              6.4              11.56          44,802              10.17
$24.25 - 25.38............        330,000              5.8              24.35              --                 --
                                ---------              ---           --------         -------          ---------
 $0.27 - 25.38............      2,219,454              3.7           $   7.03         876,790          $    2.27
                                =========              ===           ========         =======          =========

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995


NOTE 12. NET INCOME PER SHARE

        The following table reconciles net income per share (basic) to net income per share (diluted).

                                                                                         DECEMBER 31,
                                                                        -----------------------------------------------
                                                                            1997              1996              1995
                                                                        -----------       -----------       -----------
Net income used in the net income per share (basic) calculation ....    $    20,584       $    10,094       $     8,708
Preferred stock dividends ..........................................             49                82                82
                                                                        ===========       ===========       ===========
Net income used in the net income per share (diluted) calculation ..    $    20,633       $    10,176       $     8,790
                                                                        ===========       ===========       ===========
Weighted average common shares outstanding .........................     18,721,749        16,445,404        15,790,770
Weighted average dilutive potential common shares ..................      2,385,691         2,994,053         3,403,554
                                                                        -----------       -----------       -----------
Weighted average common and dilutive potential common shares
outstanding ........................................................     21,107,440        19,439,457        19,194,324
                                                                        ===========       ===========       ===========
Net income per share (basic) .......................................    $      1.10       $      0.61       $      0.55
                                                                        ===========       ===========       ===========
Net income per share (diluted) .....................................    $      0.98       $      0.52       $      0.46
                                                                        ===========       ===========       ===========


NOTE 13. INCOME TAXES


        Deferred taxes are provided, where warranted, to reflect the future tax consequences of differences between the financial reporting and tax reporting of various assets and liabilities; these differences will be either taxable or deductible when the related assets and liabilities are recovered or settled. The income tax benefits related to the exercise of stock options reduces taxes currently payable and is credited to additional paid-in capital. Such amounts approximated $7,869,000 and $273,000 for 1997 and 1996.


        Income before income tax expense includes the following components (in thousands):


                           1997        1996        1995
                         -------     -------     -------
United States ........   $28,580     $12,993     $10,689
Foreign ..............       896       1,172       1,970
                         =======     =======     =======
Total ................   $29,476     $14,165     $12,659
                         =======     =======     =======


        Income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995, consisted of (in thousands):


                         1997                             1996                             1995
           -------------------------------   -------------------------------   -------------------------------
            CURRENT   DEFERRED      TOTAL     CURRENT   DEFERRED      TOTAL     CURRENT   DEFERRED      TOTAL
           --------   --------    --------   --------   --------    --------   --------   --------    --------
FEDERAL    $  5,866   $   (231)   $  5,635   $  1,963   $   (648)   $  1,315   $    764   $  1,311    $  2,075
STATE         1,729       (402)      1,327        627        389       1,016        611        254         865
FOREIGN         963        918       1,881        706        952       1,658      1,141       (212)        929
           --------   --------    --------   --------   --------    --------   --------   --------    --------
           $  8,558   $    285    $  8,843   $  3,296   $    693    $  3,989   $  2,516   $  1,353    $  3,869
           ========   ========    ========   ========   ========    ========   ========   ========    ========

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995


        The total income tax expense (benefit) differed from the amount computed by applying the federal statutory income tax rate of 35% for 1997 and 34% for 1996 and 1995 to income before taxes as a result of the following (in thousands):


                                                                    YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                              1997           1996           1995
                                                            --------       --------       --------
Computed tax expense at federal statutory rate of 35%
for 1997 and 34% for 1996 and 1995 .......................  $ 10,317       $  4,816       $  4,304
Foreign tax rate differential ............................        44             (4)           (33)
Puerto Rico possessions tax credit .......................    (2,554)        (1,135)          (429)
State taxes ..............................................       719            367            510
Amortization of goodwill .................................       124            168            168
Other permanent differences ..............................       193           (223)           529
Net change in deferred tax asset valuation allowance .....      --             --           (1,180)
                                                            --------       --------       --------
                                                            $  8,843       $  3,989       $  3,869
                                                            ========       ========       ========


        The Company has used the profit split method to calculate taxable income since January 1, 1995. Prior to that date, the Company used the cost plus method.

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):


                                                                                           DECEMBER 31,
                                                                                      ---------------------
Deferred tax assets:                                                                    1997          1996
                                                                                      -------       -------
   Accrual of royalties deductible when paid ....................................     $  --         $   425
   Net operating loss carryforwards .............................................         295          --
   Deferred compensation and interest ...........................................        --             295
   Accounts receivable, principally due to allowance for doubtful accounts ......         939           660
   Inventories, principally due to reserves and additional costs capitalized
      for tax purposes ..........................................................       1,300         1,189
   State taxes ..................................................................        --             236
   Other accrued liabilities ....................................................       1,312           576
                                                                                      -------       -------
      Total gross deferred tax assets ...........................................       3,846         3,381
Deferred tax liabilities:
   Investment in subsidiaries ...................................................        (448)         (461)
   Puerto Rico tollgate tax .....................................................      (1,400)         (818)
   Puerto Rico profit split and basis difference ................................        (926)         (957)
   Other basis differences ......................................................      (1,348)       (1,401)
   Depreciation of property and equipment .......................................      (1,821)         (899)
   State taxes ..................................................................         (62)         --
                                                                                      -------       -------
      Total gross deferred tax liabilities ......................................      (6,005)       (4,536)
                                                                                      -------       -------
      Net deferred tax asset (liability) ........................................     $(2,159)      $(1,155)
                                                                                      =======       =======

        At December 31, 1997, taxes have not been provided on $2,586,000 of accumulated foreign unremitted earnings, which are expected to remain invested indefinitely. Applicable foreign income taxes have been provided. Although it is not practical to estimate the amount of additional tax that might be payable on the foreign unremitted earnings, credits for foreign income taxes paid will be available, at tax rates substantially equal to any U.S.
tax liability.

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995


NOTE 14. RELATED PARTY TRANSACTIONS

        On September 30, 1992, the Company entered into a non-exclusive patent license agreement, which granted the Company the right to manufacture, use and sell products and processes covered by patents and patent applications owned by certain former stockholders of OSL, some of whom were stockholders of the Company prior to the initial public offering. The term of the patent license agreement was the life of the licensed patents (up to 17 years). The agreement required the Company to pay royalties to the patent owners of $0.50 per lens, with a minimum $1,000,000 per royalty year (from July 1 to June 30) commencing in 1993, until $4,400,000 in total royalties has been paid on a cumulative basis. Royalty payments totaling $1,650,000 were made in 1994, and as of December 31, 1994, the Company made cumulative royalty payments of approximately $3,200,000. Royalty payments of $1,200,000 were deposited into an escrow account pending settlement of litigation against certain stockholders of the Company (see Note 16).

        Also, on September 30, 1992, the Company entered into a purchase and supply agreement with Aspect Vision Care Ltd. ("AVCL"), an entity affiliated with certain stockholders of the Company. The agreement provided that the Company would sell lenses to AVCL at a purchase price equal to the Company's direct and indirect costs of processing the lenses, plus 20%. As discussed in
Note 16, AVCL and the Company were involved in litigation, which was settled in February 1997. AVCL accounted for $407,000 of accounts receivable as of December 31, 1996. There were no sales to AVCL in 1997, 1996 or 1995. A provision was recorded for the full amount of the accounts receivable from AVCL as of December 31, 1996, which was subsequently written off during the year ended December 31, 1997.

        During 1994, certain individuals who held a controlling interest in AVCL also served as members of the board of directors of the Company's United Kingdom subsidiary ("OSL").

        On September 30, 1992, the Company entered into consulting agreements with two stockholders that called for an aggregate of approximately $7,000 per month to be paid for consulting services rendered. These agreements were terminated in February 1997 (see Note 16).

        As of December 31, 1995, the Company had approximately $16,042,000 in subordinated notes, net of debt discount, of which $2,868,000 represented the current portion. The Company also had accrued interest of $481,000 due to the Company's warrant holders and certain stockholders. This debt agreement contained certain restrictive financial covenants requiring the Company to maintain certain levels of tangible net worth and cash, to maintain specified ratios (debt to net worth and quick ratio) and to achieve certain levels of interest expense coverage. The debt was retired on October 30, 1996 (see Note
7).

        As of December 31, 1996, the Company had a $2,895,000 long-term junior subordinated note payable due to the Company's Chief Executive Officer bearing interest at the prime rate plus 3% (11.25% as of December 31, 1996). An agreement was signed by the Chief Executive Officer on October 30, 1996 that provided for subordination of this junior subordinated note to debt outstanding to a major commercial bank (see Note 7). This note was amended on June 1, 1997 whereby provisions of the subordination were removed and all principal and unpaid interest was payable to him on November 1, 1997. The Chief Executive Officer had advanced the Company funds periodically, prior to 1993, to meet certain short-term operating cash requirements. Accrued interest on this debt totaled $54,000 as of December 31, 1996. The debt was repaid in full during 1997. The Chief Executive Officer had the right to exercise stock options held by reducing the principal balance owed on the note payable in lieu of providing cash payments upon exercise. The Chief Executive Officer had the right to exercise stock options held by reducing the principal balance owed on the note payable in lieu of providing cash payments upon exercise. The Chief Executive Officer exercised options to purchase 1,280,000 shares of Common Stock with an exercise price of $0.29365 per share during 1997.

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995


        In April 1997, the Company loaned a total of $892,195 to certain employees of the Company, of which $550,923 was loaned to the Company's Vice President, U.S. Sales under a full-recourse promissory note. Total accrued interest included in loans to officers and employees amounted to $35,128, of which $23,456 related to this officer's loan. All the loans, except for the loan to this officer, are non-recourse but are secured by a total of 228,846 shares of the Company's Common Stock, 102,212 of which have been pledged by the officer. The loans bear interest at a rate of 6%, payable on or before the earliest to occur of the one year anniversary of each loan, respectively, termination of employment, liquidation or dissolution of the Company or, under certain circumstances, merger or consolidation of the Company.

        A director of the Company, who is also the brother of the Chief Executive Officer, is a partner in a law firm, which has provided legal services to the Company since its formation. The Company made payments for legal services of $77,000, $284,000 and $309,000 in the years ended December 31, 1997, 1996 and
1995, respectively.

NOTE 15. FOREIGN OPERATIONS

        The Company operates in a single industry segment and has several wholly owned subsidiaries that manufacture the Company's products in the United Kingdom and Puerto Rico. The Company sold its Canadian manufacturing operations effective October 1, 1997. The Company's operations by geographic area for 1997, 1996 and 1995 are as follows (in thousands):


                                            NORTH AMERICA      EUROPE     ELIMINATIONS    CONSOLIDATED
                                            -------------  ------------- -------------   -------------
December 31, 1997
     Sales to unaffiliated customers .      $     106,284  $      12,321 $        --     $     118,605
     Intercompany sales ..............             32,492         19,918       (52,410)           --
                                            =============  ============= =============   =============
     Total net sales .................      $     138,776  $      32,239 $     (52,410)  $     118,605
                                            =============  ============= =============   =============
     Income from operations ..........      $      27,316  $       4,037 $      (1,423)  $      29,930
                                            =============  ============= =============   =============
     Net assets ......................      $     100,738  $      28,720 $     (23,354)  $     106,104
                                            =============  ============= =============   =============
December 31, 1996
     Sales to unaffiliated customers .      $      84,009  $       6,500 $        --     $      90,509
     Intercompany sales ..............             29,702         20,345       (50,047)           --
                                            =============  ============= =============   =============
     Total net sales .................      $     113,711  $      26,845 $     (50,047)  $      90,509
                                            =============  ============= =============   =============
     Income from operations ..........      $      16,587  $       1,523 $        (675)  $      17,435
                                            =============  ============= =============   =============
     Net assets ......................      $      29,729  $      15,340 $     (21,180)  $      23,889
                                            =============  ============= =============   =============
December 31, 1995
     Sales to unaffiliated customers .      $      64,377  $       3,710 $        --     $      68,087
     Intercompany sales ..............             25,059         13,291       (38,350)           --
                                            =============  ============= =============   =============
     Total net sales .................      $      89,436  $      17,001 $     (38,350)  $      68,087
                                            =============  ============= =============   =============
     Income from operations ..........      $      14,929  $       1,724 $      (1,401)  $      15,252
                                            =============  ============= =============   =============
     Net assets ......................      $      12,623  $      10,459 $      (9,790)  $      13,292
                                            =============  ============= =============   =============


        Europe is comprised of the Company's United Kingdom and Hungary operations that make up 99.5% and 0.5%, respectively, as of December 31, 1997 and 99.4% and 0.6%, respectively, of the Company's European net assets as of December 31, 1996 .

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995


NOTE 16. LITIGATION

        In 1994, litigation was commenced by the Company and OSL, its United Kingdom subsidiary, against former employees and a former director of OSL, its United Kingdom distributor (AVCL) and certain related parties. The claims by the Company were essentially for misappropriation of intellectual property, breach of contract and nonpayment of accounts. In a related matter, there was also a patent infringement action against OSL, which involved the validity of a certain molding patent that was licensed by OSL from certain of the defendants. The Company also brought an action in federal court in California against certain of the same individuals who were sued in the United Kingdom. The California action was essentially one for breach of employment, breach of contract and violation of securities laws.

        In November 1996, judgment was rendered in the United Kingdom actions. In February 1997, prior to the determination of any costs or damages by the United Kingdom courts, the parties to the above litigations entered into a settlement agreement for total monetary consideration of $10,000,000. The settlement agreement provided for, among other things, (i) a mutual release and termination of all pending litigation; (ii) the replacement of the September 30, 1992 patent license agreement (See Note 14) with a new, fully paid-up, non-exclusive, patent license, that did not contain any restrictions on the Company's ability to sell contact lenses to other contact lens manufacturers;
(iii) the termination of the Company's obligation to supply contact lenses under the September 30, 1992 purchase and supply agreement (See Note 14); and (iv) the termination of a limitation on the Company's right to sell certain contact lenses directly into the United Kingdom and a limitation on AVCL's right to sell certain contact lenses in North and South America. The Company paid $3,333,000 to the defendants upon consummation of the settlement agreement and an additional $6,667,000 upon the closing of the Company's initial public offering in August, 1997.

        The Company engaged a third party valuation firm to value the United Kingdom marketing rights and the prepaid patent license agreement acquired as a result of the settlement agreement and assigned values to the liabilities identified as a result of the court judgment. The Company then allocated the $10,000,000 of consideration to the liabilities identified and the intangible assets acquired on a pro rata basis. As a result of this allocation and in accordance with APB Opinion No. 17, "Intangible Assets," the Company allocated $8,800,000 of the consideration to the United Kingdom marketing rights and the prepaid patent license agreement acquired. The Company has assigned an estimated useful life of 10 years to the United Kingdom marketing rights and the prepaid patent license agreement.

        The Company incurred legal expenses, which were included in general and administrative expenses, in 1997, 1996, and 1995 of $56,000, $2,513,000 and
$1,320,000, respectively, related to this litigation.

        Various other legal actions arising in the normal course of business have been brought against the Company and certain of its subsidiaries. Management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 17. OTHER COMMITMENTS

        Commitments for the remodeling of existing facilities, construction of new facilities and purchase of capital equipment over the next year were approximately $8,592,000 and $2,849,000, respectively, as of December 31, 1997 and 1996.

                              OCULAR SCIENCES, INC.

                  Years Ended December 31, 1997, 1996 and 1995


NOTE 18. SUBSEQUENT EVENTS

Financing

        Ocular Sciences Puerto Rico has entered into a letter of intent and is negotiating the final terms of an agreement with the Puerto Rico Industrial Development Company ("PRIDCO") to manage the construction of a new building in Puerto Rico that will be leased by Ocular Sciences Puerto Rico as its manufacturing facility, upon completion of construction. Ocular Sciences Puerto Rico plans to use term loans under the Amended Credit Agreement to finance the building construction as well as the leasehold improvements (see Note 7). Under the anticipated agreement, PRIDCO would reimburse Ocular Sciences Puerto Rico for up to a maximum of $3,470,000 for certain structural construction costs of the facility at the end of the construction project, as specified in the agreement. Annual rental payments of approximately $489,000 would be due to PRIDCO to commence four months after completion of the project, for a period of ten years. No assurance can be given as to the terms of the final agreement between PRIDCO and Ocular Sciences Puerto Rico.

Loan to Officer

        Under an employment agreement, the Company extended a $450,000 loan to the Company's President and Chief Operating Officer in January 1998 in connection with his purchase of a new residence (the "Loan"). The Loan is interest free and is secured by a purchase money second deed of trust on the new residence and by a security interest in certain stock options granted to the Company's President and Chief Operating Officer to purchase 300,000 shares of the Company's Common Stock and any securities issuable upon exercise of such options. The Loan is due and payable in full on the earlier of (i) October 15, 2002; (ii) six (6) months after the Company's President and Chief Operating Officer's voluntary resignation or termination by the Company for Cause (as defined in the employment agreement); or (iii) upon the Company's President and Chief Operating Officer's agreement to sell, convey, transfer, or dispose of, or further encumber the new residence. Under the terms of the employment agreement, the Company has agreed to forgive the Loan in its entirety (and return any payments received in connection therewith), in the event that the Company's President and Chief Operating Officer remains continuously employed with the Company from October 15, 1997 through October 15, 2000. The Company has also agreed to forgive 50% of the loan in the event that the President and Chief Operating Officer is terminated by the Company by written notice without cause. The Company is amortizing the loan amount to compensation expense over the three-year period.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Ocular Sciences, Inc.:


        We have audited the accompanying consolidated balance sheets of Ocular Sciences, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocular Sciences, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                              KPMG Peat Marwick LLP


San Francisco, California
January 28, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS


   The executive officers and directors of the Company, and their ages and positions as of December 31, 1997, are as follows:


NAME                           AGE       POSITION
----                           ---       --------
John D. Fruth...............   54        Chief Executive Officer and Chairman of the Board of
                                         Directors
Norwick B.H. Goodspeed......   48        President, Chief Operating Officer and Director
Daniel J. Kunst.............   45        Vice President, Sales and Marketing and Director
Gregory E. Lichtwardt.......   43        Vice President, Finance, Chief Financial Officer and
                                         Treasurer
John Lilley.................   50        Vice President, Manufacturing
Edgar J. Cummins(1).........   54        Director
Terence M. Fruth............   59        Director and Corporate Secretary
William R. Grant(1).........   73        Director
Francis R. Tunney, Jr.(1)...   50        Director


(1) Member of the Audit Committee and the Compensation Committee

   JOHN D. FRUTH founded the Company in 1985 and has been the Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception. He was also President of the Company from 1985 to October 1997. Prior to joining the Company, Mr. Fruth worked in the regulatory affairs department, and served as President, contact lens division, of CooperVision, Inc., a contact lens manufacturer, from 1976 to 1983. From 1972 to 1976, Mr. Fruth worked in sales and marketing management positions at Bausch & Lomb, a company that manufactures and markets health-care products, including contact lenses. John D. Fruth is the brother of Terence M. Fruth.

   NORWICK B.H. GOODSPEED has been President and Chief Operating Officer of the Company and a member of the Board of Directors since October 1997. From 1993 to October 1997, Mr. Goodspeed was the President and Chief Executive Officer of McGaw, Inc., a manufacturer of intravenous solutions and related equipment and a subsidiary of IVAX Corp. From 1991 to 1993, Mr. Goodspeed was Senior Vice President, Sales and Marketing of McGaw, Inc. From 1988 to 1991, he was the President and Chief Executive Officer of Vical, Inc., a gene therapy company.

   DANIEL J. KUNST has been Vice President, Sales and Marketing, of the Company since August 1995. Mr. Kunst has also been a member of the Board of Directors of the Company since October 1987 and served as Executive Vice President and Chief Operating Officer of the Company from 1987 to February 1992. From November 1994 to May 1995, Mr. Kunst served as Chief Executive Officer of NeoLens, Inc., an optical products company. From January 1993 to October 1994, Mr. Kunst was President, Chief Executive Officer and a director of Cymed, Inc., a manufacturer and marketer of medical devices. From March 1992 to January 1993, he worked as an independent consultant to ophthalmic companies. Additionally, from 1990 to 1995, Mr. Kunst was a member of the board of directors of VISX, Inc., a manufacturer of ophthalmic lasers. From 1979 to 1987, Mr. Kunst held various management positions with CooperVision, Inc., including President, Professional Resources Division; Senior Vice President, Ophthalmic Products Division; and Vice President, Sales and Marketing, Revo Sunglass Division.

   GREGORY E. LICHTWARDT has been Vice President, Finance, and Chief Financial Officer of the Company since April 1993 and Treasurer since May 1997. Prior to joining the Company, from November 1990 to February 1993, Mr. Lichtwardt was Vice President, Finance, of the Humphrey Instruments Division of Allergan, a health-care company focused on specialty pharmaceutical products. From February 1989 to November 1990, he served as Director of Operations, Accounting and Planning, of Allergan's Optical Division. From December 1986 to January 1989, he was Corporate Controller of AST Research, Inc., a personal computer manufacturing company, and from June 1980 to December 1986, Mr. Lichtwardt held financial positions within several different divisions of American Hospital Supply Corporation, a health-care and medical products company.

   JOHN LILLEY has been Vice President, Manufacturing, of the Company since June 1996. From 1990 to June 1996, Dr. Lilley served as Manufacturing Director of Bespak plc, an English company that manufactures precision plastic injection-molded components for the pharmaceutical industry. From 1989 to 1990, he was Operations Director of Birkby Plastics, a division of the Plessey Plastics Group, which manufactures plastic injection-molded components for the automotive and computer industries.

   EDGAR J. CUMMINS has been a member of the Board of Directors of the Company since October 1992. Since May 1995, Mr. Cummins has served as Chief Financial Officer of Chiron Vision Corporation, an ophthalmic surgical company. Chiron Vision Corporation was acquired by Bausch & Lomb in December 1997. From 1986 to May 1995, he was Chief Financial Officer of Allergan. Prior to his service with Allergan, Mr. Cummins held various senior financial positions with American Hospital Supply Corporation, a health-care and medical products company, and Baxter Travenol Laboratories, Inc., a medical products company, over a period of seven years. Prior to that, he spent five years as a financial consultant for Arthur Young & Company, a certified public accounting company.

   TERENCE M. FRUTH has been Corporate Secretary and a member of the Board of Directors of the Company since August 1992. Since 1985, Mr. Fruth has been a partner, Vice President and Corporate Secretary of Fruth & Anthony, P.A., a Minneapolis-based law firm specializing in commercial litigation. Mr. Fruth has been practicing law for 30 years. Mr. Fruth is a member of both the Minnesota State and American Bar Associations. Terence M. Fruth is the brother of John D. Fruth.

   WILLIAM R. GRANT has been a member of the Board of Directors of the Company since October 1992. Since 1989, he has been the Chairman of Galen Associates, a venture capital firm specializing in emerging health-care companies. From 1987 to 1989, Mr. Grant served as Chairman of New York Life International Investment, and, from 1979 to 1987, he was the Chairman and President of MacKay-Shields Financial Corporation. Prior to 1979, Mr. Grant had 25 years' experience with Smith Barney, Harris Upham & Co., Inc., where he served as President and, from 1976 to 1978, Vice Chairman. Mr. Grant currently serves as Vice Chairman of SmithKline Beecham plc and serves on the boards of directors of Allergan; MiniMed, Inc., a company that specializes in drug delivery devices and systems; Seagull Energy Corporation, an oil and gas company; and Witco Corporation, a specialty chemicals company.

   FRANCIS R. TUNNEY, JR. has been a member of the Board of Directors of the Company since October 1996. Mr. Tunney has been Corporate Vice President, General Counsel and Corporate Secretary of Allergan since February 1991. From 1989 to 1991, Mr. Tunney was Senior Vice President, General Counsel and Corporate Secretary of Allergan. Mr. Tunney joined Allergan in 1985 as Associate General Counsel and from 1986 to 1989 served as Allergan's General Counsel. From 1979 to 1985, Mr. Tunney held several positions at SmithKline Beecham plc, including counsel for its Medical Device and Diagnostics Division, acting general manager for its Medical Ultrasound Division and senior international attorney within its corporate law department.

   Directors are elected at each annual meeting of stockholders to serve until the next annual meeting of stockholders, or until their successors are duly elected and qualified or until their earlier resignation, removal or death. William R. Grant and Francis R. Tunney, Jr. were elected to the Board of Directors (the "Board") pursuant to the terms of a shareholders' agreement which terminated on the closing of the Company's initial public offering. Executive officers are chosen by, and serve at the discretion of, the Board.

BOARD COMMITTEES

   The Company's Compensation Committee was formed in January 1993 to review and approve the compensation and benefits for the Company's key executive officers, administer the Company's stock purchase and stock option plans and make recommendations to the Board regarding such matters. The Compensation Committee is currently composed of Edgar J. Cummins, William R. Grant and Francis R. Tunney, Jr. No interlocking relationship exists between the Board or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. The Audit Committee was formed in January 1993 to review the internal accounting procedures of the Company and to consult with and review the services provided by the Company's independent auditors. The Audit Committee is currently comprised of Edgar J. Cummins, William R. Grant and Francis R. Tunney, Jr.

ITEM 11.       EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

   Prior to the Company's initial public offering, the non-employee members of the Board were issued shares of the Company's Common Stock as compensation for their service. In January 1997, William R. Grant, Terence M. Fruth, Edgar J. Cummins and Francis R. Tunney, Jr. were issued 742, 680, 680 and 186 shares of Common Stock, respectively, as compensation for services during 1996. In November 1997, the Company paid $4,333 to each of Messrs. Grant, Fruth, Cummins and Tunney as compensation for services in 1997. Members of the Board are also reimbursed for their reasonable expenses in attending meetings of the Board.

   In June 1997, the Board adopted and the stockholders approved the Directors Plan and reserved a total of 300,000 shares of the Company's Common Stock for issuance thereunder. Only members of the Board who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the Directors Plan. On August 4, 1997, the effective date of the Company's initial public offering, each eligible director (Terence M. Fruth, William R. Grant, Francis R. Tunney and Edgar J. Cummins) was granted an option to purchase 30,000 shares at an exercise price of $16.50 per share. Each eligible director who hereafter becomes a member of the Board will automatically be granted an option to purchase 30,000 shares upon joining the Board. In addition, each eligible director will automatically be granted an option to purchase 15,000 shares on each anniversary date of such director's initial option grant under the Directors Plan if such director has served continuously as a member of the Board since the date such director was first granted an option under the Directors Plan. As of December 31, 1997, options to purchase a total of 120,000 shares of Common Stock have been granted under the Directors Plan. All options granted under the Directors Plan vest as to 1/36 of the shares subject to the option per month commencing the month following the month of the date of grant, for so long as the optionee continues as a member of the Board or as a consultant to the Company. The exercise price of all options granted under the Directors Plan is the fair market value of the Common Stock on the date of grant.


INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION OF LIABILITY

   As permitted by the Delaware General Corporation Law, the Company's Amended and Restated Certificate of Incorporation includes a provision that eliminates the personal liability of its directors for monetary damages for breach of fiduciary duty as a director, except for liability (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law (regarding unlawful dividends and stock purchases) or (iv) for any transaction from which the director derived an improper personal benefit.

   As permitted by the Delaware General Corporation Law, the Bylaws of the Company provide that (i) the Company is required to indemnify its directors and officers to the fullest extent permitted by the Delaware General Corporation Law, subject to certain very limited exceptions, (ii) the Company may indemnify its other employees and agents as set forth in the Delaware General Corporation Law, (iii) the Company is required to advance expenses, as incurred, to its directors and executive officers in connection with a legal proceeding to the fullest extent permitted by the Delaware General Corporation Law, subject to certain very limited exceptions, (iv) the rights conferred in the Bylaws are not exclusive and (v) the Company is authorized to enter into indemnity agreements with its directors, officers, employees and agents.

   The Company has entered into indemnity agreements with each of its current directors and executive officers to give such directors and executive officers additional contractual assurances regarding the scope of the indemnification set forth in the Company's Bylaws and to provide additional procedural protections. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims for indemnification.


EXECUTIVE COMPENSATION

   The following table sets forth certain summary information concerning the compensation awarded to or earned by (i) the Company's Chief Executive Officer and (ii) each of the Company's four other executive officers (the "Named Executive Officers") for services rendered to the Company in all capacities during 1997.

SUMMARY COMPENSATION TABLE


                                                                                                         LONG-TERM
                                                                                                        COMPENSATION
                                                     ANNUAL COMPENSATION                                   AWARDS
                                    -----------------------------------------------------------     ---------------------
                                                                                OTHER ANNUAL        SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION         SALARY($)(1)           BONUS($)(2)       COMPENSATION($)(3)           OPTIONS(#)
---------------------------           --------              --------          -----------------            --------
John D. Fruth ....................    $357,462              $192,500              $  3,939(4)                    --
  Chief Executive Officer
Norwick B.H. Goodspeed ...........      49,615                    --               111,250(6)               300,000
  President and Chief Operating
     Officer(5)
Gregory E. Lichtwardt ............     190,513                97,428                   235                       --
  Vice President, Finance,
  Chief Financial Officer and
     Treasurer
Daniel J. Kunst ..................     186,406                82,829                   426                       --
  Vice President, Sales and
     Marketing
John Lilley ......................     169,000                73,811                63,415(8)                    --
  Vice President, Manufacturing(7)


(1) Excludes salary earned in 1996 and paid in 1997 as follows: Mr. Lichtwardt, $30,154; and Mr. Kunst, $20,597. Includes salary earned in 1997 and paid in 1998 as follows: Mr. Fruth $57,462; Mr. Lichtwardt $15,513; and Mr. Kunst $5,252.

(2) Represents bonuses earned in 1997 and paid in 1998. Excludes bonuses earned in 1996 and paid in 1997, as follows: Mr. Fruth, $133,000; Mr. Lichtwardt, $53,463; Mr. Kunst, $45,451; and Dr. Lilley $36,132.

(3) For all but Mr. Fruth, Mr. Goodspeed and Dr. Lilley, Other Annual Compensation represents premiums paid by the Company with respect to life insurance for the benefit of the respective individual.

(4) Represents premiums paid by the Company with respect to term life insurance for Mr. Fruth's benefit in the amount of $864 and automobile expenses paid by the Company for his benefit in the amount of $3,075.

(5) Mr. Goodspeed joined the Company as President and Chief Operating Officer in October 1997, and serves in those capacities under the terms of an employment agreement. His current annual salary is $300,000. See " -- Employment Agreements."

(6) Represents $80,000 of relocation costs and $31,250 representing the portion of certain loans to Mr. Goodspeed that the Company amortized in 1997. See " -- Employment Agreements."

(7) Dr. Lilley serves as the Company's Vice President, Manufacturing under the terms of an employment agreement. See " -- Employment Agreements."

(8) Represents a $42,108 contribution by the Company to a pension plan for the benefit of Dr. Lilley, a $10,437 reimbursement for automobile expenses and $10,870 paid by the Company for insurance for the benefit of Dr. Lilley.

EMPLOYMENT AGREEMENTS

   In October 1997, Norwick B.H. Goodspeed joined the Company as its President and Chief Operating Officer pursuant to the terms of an employment agreement dated October 15, 1997. Under the employment agreement, the Company agreed to employ Mr. Goodspeed as its President and Chief Operating Officer at an initial annual base salary of $300,000. Mr. Goodspeed is eligible to receive a bonus of up to 60% of his annual salary in 1998, and up to 50% of his annual salary for each year thereafter. In addition, Mr. Goodspeed has received an option to purchase 300,000 shares of the Company's

Common Stock at an exercise price of $24.25 per share, vesting 20% per year over five years so long as Mr. Goodspeed is employed by the Company. The Company has also agreed to pay certain relocation costs and other costs associated with the sale of Mr. Goodspeed's prior residence in southern California, up to a maximum of $159,000. To date, the Company has paid $80,000 of such relocation costs. The employment agreement further provides that Mr. Goodspeed's employment will continue for a term of three years unless and until terminated by either the Company or Mr. Goodspeed.

   Under Mr. Goodspeed's employment agreement, the Company extended a $450,000 loan to Mr. Goodspeed in January 1998 in connection with his purchase of a new residence in the San Francisco area (the "Loan"). The Loan is interest free and is secured by a purchase money second deed of trust on the new residence and by a security interest in certain stock options granted to Mr. Goodspeed to purchase 300,000 shares of the Company's Common Stock and any securities issuable upon exercise of such options. The Loan is due and payable in full on the earlier of (i) October 15, 2002; (ii) six months after Mr. Goodspeed's voluntary resignation or termination by the Company for Cause (as defined in Mr. Goodspeed's employment agreement); or (iii) Mr. Goodspeed's agreement to sell, convey, transfer, dispose of, or further encumber the new residence. Under the terms of the employment agreement, the Company has agreed to forgive the Loan in its entirety (and return any payments received in connection therewith), in the event that Mr. Goodspeed remains continuously employed with the Company from October 15, 1997 through October 15, 2000. The Company has also agreed to forgive 50% of the Loan in the event that Mr. Goodspeed is terminated by the Company without Cause.

   Pursuant to the terms of an employment agreement dated March 1996, the Company employed Dr. John Lilley as its Vice President, Manufacturing at an initial annual salary of pound sterling 95,000. This salary was increased to pound sterling103,000 in 1997. Under the employment agreement, Dr. Lilley is eligible to receive a bonus of up to 40% of his annual salary at the discretion of the Company based on the achievement of manufacturing goals and objectives established by the Company at the start of each fiscal year. In 1996, Dr. Lilley also received an option to purchase 80,000 shares of the Company's Common Stock at an exercise price of $5.03 per share. Under Dr. Lilley's employment agreement, his employment will continue unless and until either the Company or Dr. Lilley serves on the other 12 months' notice of termination, provided that the Company has the right to terminate his employment upon his 65th birthday.

OPTION GRANTS IN 1997

The following table sets forth information regarding option grants during 1997 to each of the Named Executive Officers. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective six-year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term.


                                                      INDIVIDUAL GRANTS
                                  ---------------------------------------------------------------            POTENTIAL REALIZABLE
                                                                                                               VALUE AT ASSUMED
                                                      % OF                                                      ANNUAL RATES
                                  NUMBER OF       TOTAL OPTIONS                                                OF STOCK PRICE
                                  SECURITIES        GRANTED TO                                                 APPRECIATION FOR
                                  UNDERLYING      EMPLOYEES IN                                                OPTION TERM($)(4)
                                   OPTIONS            FISCAL      EXERCISE PRICE        EXPIRATION      ----------------------------
NAME                              GRANTED(#)(1)       YEAR(2)    PER SHARE ($/SH)(3)       DATE              5%               10%
                                  ------------    ------------   -------------------    ----------      ----------        ----------
John D. Fruth...................         --              --                --                 --                --                --
Norwick B.H. Goodspeed..........    300,000            68.2%         $  24.25           10/15/03        $2,474,196        $5,613,106
Gregory E. Lichtwardt...........         --              --                --                 --                --                --
Daniel J. Kunst.................         --              --                --                 --                --                --
John Lilley.....................         --              --                --                 --                --                --


(1) The options granted vest over a five-year period, with 20% of the option vesting upon the completion of each year of service. In January 1998, the Company granted additional options to the Named Executive Officers as follows: Mr. Fruth, 220,000 shares; Mr. Lichtwardt, 66,000 shares, Mr. Kunst, 36,000 shares and Dr. Lilley, 30,000 shares.

(2) The Company granted options to purchase 440,150 shares of Common Stock to employees during 1997.

(3) The exercise price may be paid in cash, in shares of the Company's common stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares.

(4) The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

AGGREGATED OPTION EXERCISES IN 1997 AND FISCAL YEAR END OPTION VALUES

   The following table sets forth information regarding the exercise of stock options by the Named Executive Officers during 1997 and stock options held as of December 31, 1997 by the Named Executive Officers.


                                                                         NUMBER OF SECURITIES
                                                                             UNDERLYING                    VALUE OF UNEXERCISED
                                                                        UNEXERCISED OPTIONS                IN-THE-MONEY OPTIONS
                                     SHARES                               AT FISCAL YEAR END(#)             AT FISCAL YEAR END(1)
                                   ACQUIRED ON        VALUE      ---------------------------------    ----------------------------
NAME                              EXERCISES(#)     REALIZED($)       EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
                                  ------------    ------------   -----------------   -------------    -----------     ------------
John D. Fruth.................    1,280,000     $20,744,154                --                 --                --                --
Norwick B.H. Goodspeed........           --              --                --            300,000                --          $600,000
Gregory E. Lichtwardt.........           --              --           128,000             32,000        $3,172,000           793,000
Daniel J. Kunst...............           --              --            40,000             60,000           928,600         1,392,900
John Lilley...................           --              --            16,000             64,000           339,520         1,358,080


(1) Based on the fair market value of the Company's Common Stock at December 31, 1997 ($26.25 per share) less the exercise price payable for such shares.

EMPLOYEE BENEFIT PLANS

   1989 Stock Option Plan. Under the 1989 Plan, options to purchase 1,623,484 shares of Common Stock were outstanding as February 15, 1998. The 1989 Plan was terminated on August 4, 1997, the effective date of the Company's initial public offering, at which time the Company's 1997 Equity Incentive Plan became effective. As a result, no options have been granted under the 1989 Plan since the Company's initial public offering. However, termination does not affect any outstanding options, all of which will remain outstanding until exercised or until they terminate or expire in accordance with their terms. The terms of options granted under the 1989 Plan and the administration of the plan are substantially the same as those that pertain to the 1997 Equity Incentive Plan, except that the vesting of options granted prior to March 1, 1995 under the 1989 Plan accelerates upon certain acquisitions of the Company unless the options are assumed or substituted by the acquiring corporation.

   1997 Equity Incentive Plan. In June 1997, the Board adopted and the stockholders approved the 1997 Plan, under which 2,290,694 shares of Common Stock are reserved for issuance. As of February 15 1998, options to purchase 1,618,500 shares of the Company's Common Stock have been granted under the 1997 Plan. The 1997 Plan will terminate in May 2007, unless sooner terminated by the Board. The 1997 Plan authorizes the award of options, opportunities to purchase restricted stock and stock bonuses (each an "Award"). The 1997 Plan is administered by a committee appointed by the Board, currently the Compensation Committee, consisting of Messrs. Cummins, Grant and Tunney, all of whom are "nonemployee directors" under applicable federal securities laws and "outside directors" as defined under applicable federal tax laws. The committee has the authority to construe and interpret the 1997 Plan and any agreement made thereunder, grant Awards and establish their terms and make all other determinations necessary or advisable for the administration of the 1997 Plan.

   The 1997 Plan provides for the grant of both incentive stock options ("ISOs") that qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options ("NQSOs"). ISOs may be granted only to employees of the Company or of a parent or subsidiary of the Company. NQSOs may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company or of any parent or subsidiary of the Company, provided such consultants, independent contractors and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction ("Eligible Service Providers"). The exercise price of ISOs must be at least equal to the fair market value of the Company's Common Stock on the date of grant (110% of that value in the case of ISOs issued to ten percent stockholders). The exercise price of NQSOs must be at least equal to 85% of that value. The maximum term of options granted under the 1997 Plan is ten years. Options granted under the 1997 Plan may not be transferred in any manner other than by will or by the laws of descent and distribution and may be exercised during the lifetime of the optionee only by the optionee. Options granted under the 1997 Plan generally expire 90 days after the termination of the optionee's service to the Company or to a parent or subsidiary of the Company, except in the case of death or disability, in which case the options may be exercised up to 12 months following the date of death or termination of service. Options terminate immediately upon termination of employment for cause.

   Opportunities to purchase shares of the Company's Common Stock and awards of shares of the Company's Common Stock, either of which may be subject to a right of repurchase in favor of the Company or other restrictions on ownership or transfer, may be given to Eligible Service Providers.

   In the event of certain acquisitions of the Company, any or all outstanding Awards may be assumed or replaced by the successor corporation. In the alternative, the successor corporation may substitute equivalent Awards or provide consideration to Award recipients which is substantially similar to that provided to stockholders. If the successor does not assume or substitute Awards, outstanding Awards will expire upon consummation of the transaction, provided that the Board in its sole discretion may provide that the vesting of any or all Awards will accelerate prior to such consummation.

   1997 Employee Stock Purchase Plan. In June 1997, the Board adopted and the stockholders approved the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved a total of 400,000 shares of the Company's Common Stock for issuance thereunder. The Purchase Plan has yet to become effective, and as of February 15, 1998 no shares of Common Stock had been purchased under the Purchase Plan. If and when the Purchase Plan becomes effective, it will permit eligible employees to acquire shares of the Company's Common Stock through payroll deductions. Eligible employees may select a rate of payroll deduction between 2% and 10% of their compensation and are subject to certain maximum purchase limitations described in the Purchase Plan. Except for the first offering, each offering under the Purchase Plan will be for a period of 24 months (the "Offering Period") and will consist of four six-month purchase periods (each a "Purchase Period"). The purchase price for the Company's Common Stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's Common Stock on the first day of the applicable Offering Period and the last day of the applicable Purchase Period. The Board has the authority to determine the date on which the first Offering Period will begin and the length of such Offering Period. The Board has the power to change the duration of Offering Periods and Purchase Periods. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information, as of March 24, 1998 (after giving effect to the Company 1998 secondary public offering), with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director and nominee, (iii) the Chief Executive Officer of the Company and each of the Company's four most highly compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers at the end of fiscal 1997 (together, the "Named Executive Officers") and (iv) all current directors and executive officers as a group.


 5% STOCKHOLDERS, DIRECTORS AND                   SHARES BENEFICIALLY    PERCENT OF OUTSTANDING
  NAMED EXECUTIVE OFFICERS                              OWNED (1)         COMMON STOCK (1)
  ------------------------                              ---------         ----------------
John D. Fruth(2) ..........................            5,000,000                 22.5%
William R. Grant(3) .......................            1,971,379                  8.9
Galen Partners, L.P. and
  affiliates(4) ...........................            1,963,873                  8.8
The TCW Group, Inc. (5) ...................            1,326,500                  6.0
Francis R. Tunney, Jr.(6) .................                7,692                  *
Gregory E. Lichtwardt(7) ..................               80,480                  *
Terence M. Fruth(8) .......................              112,476                  *
Daniel J. Kunst(9) ........................               40,000                  *
John Lilley(10) ...........................               16,000                  *
Edgar J. Cummins(11) ......................               18,454                  *
Norwick B.H. Goodspeed ....................                   --                  *
All directors and
executive officers as
  a group (9 persons)(12) .................            7,246,481                 32.5



*    Less than 1% of the Company's outstanding Common Stock

(1) Percentage ownership is based on 22,229,486 shares outstanding after the completion of the Company's 1998 secondary public offering. See Certain Relationships and Related Transactions Initial Public Offering and 1998 Secondary Public Offering. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or will become exercisable within 60 days of March 24, 1998, are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Prior to the Company's 1998 secondary public offering, Mr. Fruth beneficially owned a total of 7,314,576 shares or 33.4% of the shares outstanding prior to the 1998 public offering. Mr. Fruth sold a total of 2,314,576 shares in the 1998 public offering. The address for Mr. Fruth is c/o Ocular Sciences, Inc., 475 Eccles Ave., South San Francisco, California 94080.

(3) Shares owned represent 1,963,873 shares held of record by Galen Partners, L.P. and its affiliates and 6,672 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 24, 1998. In the 1998 secondary public offering Galen Partners, L.P. and its affiliates sold a total of 1,001,196 shares (see Note (4) below).

(4) Shares owned represent 1,770,564 shares held of record by Galen Partners, L.P., 182,299 shares held of record by Galen Partners International, L.P. and 11,010 shares held of record by Galen Associates, but do not include 6,672 shares of Common Stock that may be acquired by William R. Grant (a director of the Company) upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 24, 1998. In the 1998 secondary public offering 907,784 shares were sold by Galen Partners, L.P. and 93,412 shares were sold by Galen Partners International, L.P. Mr. Grant, Bruce F. Wesson and Rebound Investments, Inc. are the general partners of BGW Partners, L.P., the general partner of Galen Partners, L.P. and Galen Partners International, L.P. and thus may be deemed to have voting and investment power with respect to these shares. The address for these individuals and entities is c/o Galen Associates, 610 Fifth Avenue, New York, New York 10020.

(5) Information regarding The TWC Group, Inc. ("TCW") is derived from Schedule 13G filed by TCW with the Commission on February 12, 1998. The shares reported as beneficially owned by TCW are beneficially owned by certain subsidiaries of TCW. Robert Day, an individual who may be deemed to control TCW, may be deemed to beneficially own the shares reported as beneficially owned by TCW. TCW's address is 856 South Figueroa Street, Los Angeles, California 90017. Mr. Day's address is 200 Park Avenue, New York, New York 10166.

(6) Represents 186 shares held of record by Mr. Tunney, Jr. (see Note (7) below) and 6,672 shares of Common Stock that may be acquired by Mr. Tunney upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 24, 1998. Prior to the Company's 1998 secondary public offering Mr. Tunney was deemed the beneficial owner of 1,977,723 shares held of record by Allergan, Inc., all of which were transferred to The Allergan Foundation, and thereafter sold by The Allergan Foundation in the 1998 secondary public offering. Mr. Tunney, a director of the Company, is the General Counsel of Allergan. Allergan's and Mr. Tunney's address is 2525 Dupont Drive, Irvine, California 92612.

(7) In the Company's 1998 secondary public offering Mr. Lichtwardt sold 10,000 shares of Common Stock.

(8) Includes 6,672 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 24, 1998.

(9) In the Company's 1998 secondary public offering Mr. Kunst sold 9,886 shares of Common Stock.

(10) Represents shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 24, 1998.

(11) Includes 6,672 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 24, 1998.

(12) Includes the shares referenced by notes (2), (3), (6), (7), (8), (9), (10) and (11).



ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


   Since January 1, 1995, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company or any of its subsidiaries was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of the Common Stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (i) compensation agreements and related loans, which are described under the caption "Management-Employment Agreements," and (ii) the transactions described below.

OSL ACQUISITION AND RELATED LITIGATION

   In September 1992, the Company acquired PLL, a United Kingdom-based manufacturer of contact lenses and, until the acquisition, a supplier to the Company, for a total of 1,728,000 shares of the Company's Common Stock (the "PLL Acquisition"). After the acquisition, PLL was renamed Ocular Sciences Ltd. ("OSL"). The owners of PLL (the "PLL Owners") included John D. Fruth, the Company's Chief Executive Officer and a director and principal stockholder of the Company, who received 496,976 shares of the Company's Common Stock in the acquisition, and Geoffrey H. Galley and his son Anthony D. Galley (together, the "Galleys"), who received 1,015,024 shares of the Company's Common Stock in the acquisition. Prior to this acquisition, Geoffrey H. Galley had owned 190,400 shares of the Company's Common Stock.

   In connection with the PLL Acquisition, PLL entered into a patent license agreement (the "Patent License Agreement") with the PLL Owners other than Mr. Fruth (the "Patent Owners"), pursuant to which PLL obtained a non-exclusive license to certain contact lens manufacturing patents in exchange for royalty payments that were to aggregate up to $4.4 million, of which up to $3.6 million was to be paid to the Galleys. An additional royalty was to be payable by PLL on certain sales by it to other contact lens manufacturers. As of December 31, 1994, the Company had made cumulative royalty payments of approximately $3.2 million. No royalty payments were made after 1994 as a result of the lawsuit described below. Also in connection with the PLL Acquisition, PLL entered into a purchase and supply agreement with Aspect Vision Care Ltd. ("AVCL"), a United Kingdom-based contact lens distributor controlled by certain of the Patent Owners, pursuant to which PLL agreed to manufacture and supply contact lenses to AVCL at a purchase price equal to the Company's direct and indirect costs of processing the lenses, plus 20% (the "Purchase and Supply Agreement"). In connection with the Purchase and Supply Agreement, PLL agreed not to sell the contact lenses covered by such agreement to third parties in the United Kingdom, and AVCL agreed not to sell such lenses in North and South America, for a period of ten years (subject to certain exceptions). AVCL accounted for approximately $1.9 million of the Company's net sales for the year ended December 31, 1994 and $407,000 of accounts receivable as of December 31, 1995 and 1996. There were no sales to AVCL in 1996 and 1995. See Note 14 of Notes to Consolidated Financial Statements.

   In May 1992, Anthony Galley was appointed Managing Director of PLL and in November 1992 entered into an employment agreement with PLL. Mr. Galley was also appointed Vice President, Manufacturing, of the Company. In 1993 and 1994, disputes arose between the Company, OSL, Anthony Galley and AVCL regarding the type, price and quantity of contact lenses that OSL was obligated to supply to AVCL under the Purchase and Supply Agreement. AVCL constructed its own manufacturing facility in 1994 using information that the Company believed to be proprietary to OSL.

   In April 1994, OSL terminated Anthony Galley's employment, and, in the following month, the Company and OSL sued AVCL, the Galleys, the other Patent Owners and certain related persons in the United Kingdom and later in California. The suit in the United Kingdom alleged misappropriation of intellectual property, breach of fiduciary duty, breach of contract and other claims, while the suit in California alleged securities fraud arising out of the PLL Acquisition. The defendants brought a counterclaim against OSL and the Company for sums allegedly due under the Patent License Agreement and breach of Anthony Galley's employment contract, and other claims, and brought a separate action in the United Kingdom against OSL alleging patent infringement.

   In November 1996, judgment was rendered in the United Kingdom actions. The judgment found against the Company and OSL on the most important claims brought by them. In the judgment, the judge harshly criticized the Company's business practices and stated that he did not believe the testimony of Messrs. Fruth and Lichtwardt, the Company's Chief Executive Officer and Chief Financial Officer, respectively. The judge found in favor of the defendants on a number of their counterclaims, although not on the issue of patent infringement, which was decided in favor of OSL.

   In February 1997, prior to the determination of any costs or damages, the Company and the other parties to the foregoing litigations entered into a settlement agreement (the "Settlement Agreement") providing for, among other things, (i) a mutual release among the parties, including a release from any further amounts owed under the Patent License Agreement or Purchase and Supply Agreement, and the termination of all pending litigation, (ii) the replacement of the patent license agreement with a new, fully paid-up, non-exclusive patent license that did not limit OSL's ability to sell contact lenses to other contact lens manufacturers, (iii) the grant by OSL to AVCL and the Patent Owners of a royalty-free, non-exclusive license to any OSL proprietary information that was in their possession as of the commencement of the lawsuits in May 1994, and (iv) the termination of the Purchase and Supply Agreement, including the elimination of the restriction on the Company's ability to sell contact lenses in the United Kingdom (with the payment of a royalty in certain limited circumstances) and the elimination of the restriction on AVCL's ability to sell contact lenses in North and South America. The Settlement Agreement also provided for the payment of $10 million by the Company, of which $3.3 million was paid on the date of the Settlement Agreement and the remaining $6.7 million was paid upon the closing of the Company's initial public offering. See Note 16 of Notes to Consolidated Financial Statements.

   The Patent Owners sold all of the shares of Common Stock owned by them in the Company's initial public offering, and have agreed not to acquire additional shares of the Company's Common Stock or other securities or assets of the Company for a period of five years from the date of the Company's initial public offering. In December 1997, AVCL was acquired by Cooper. See "Business -- Risk Factors -- Intense Competition."

ALLERGAN/AMERICAN HYDRON ACQUISITION; GALEN FINANCING

   In October 1992, the Company acquired the North and South American contact lens business of Allergan, which had been operating under the name American Hydron, for $24.5 million, including acquisition costs of $1.2 million. The transaction and related working capital requirements were financed by the issuance of (i) a senior secured note in the amount of $7.0 million to Allergan, (ii) senior subordinated notes in the aggregate principal amount of $16.3 million, $13.8 million of which was issued to Allergan and $2.5 million of which was issued to Galen Partners, L.P. and Galen Partners International L.P. (together, the "Galen Group"), (iii) 118,168 shares of Series A Preferred Stock (valued at $8.46 per share, for an aggregate value of approximately $1.0 million) to Allergan, (iv) 3,403,192 shares of Common Stock at $1.47 per share, for an aggregate price of approximately $5.0 million, to the Galen Group and (v) warrants to purchase an aggregate of 3,492,688 shares of Common Stock at an exercise price of $0.00125 per share, 2,957,000 of which were issued to Allergan and 535,688 of which were issued to the Galen Group. The senior secured note was repaid with bank borrowings in 1993 and the senior subordinated notes were repaid with bank borrowings in October 1996. In December 1994, Allergan and the Galen Group exercised their warrants to purchase 2,467,456 and 356,936 shares of Common Stock, respectively. On December 31, 1996, the remaining warrants were canceled pursuant to their terms because the Company had met certain financial milestones. The Series A Preferred Stock was converted into 236,336 shares of Common Stock at the consummation of the Company's initial public offering.

   In connection with the American Hydron acquisition, the Company entered into a registration rights agreement providing the Company's then current shareholders, including John D. Fruth, Allergan, the Galen Group and the Galleys, with certain registration rights.

1997 INITIAL PUBLIC OFFERING AND 1998 SECONDARY PUBLIC OFFERING

In August 1997, the Company completed its initial public offering in which 8,280,000 shares of its Common Stock were sold to the public at a price of $16.50 per share (including shares sold pursuant to the underwriters' over-allotment option). The shares sold consisted of 3,600,000 shares sold by the Company and 4,680,000 shares sold by selling stockholders. The Company incurred aggregate expenses of $1,545,000 in connection with the initial public offering (excluding underwriting discounts and commissions paid by the Company and the selling stockholders).

   In March 1998, the Company completed its secondary offering in which 5,343,381 shares of its Common Stock were sold to the public at a price of $27.50 per share (including shares sold pursuant to the underwriters' over-allotment option). The shares sold consisted of 30,000 shares sold by the Company and 5,313,381 shares sold by selling stockholders. The Company incurred aggregate expenses of $540,000 in connection with the secondary offering (excluding underwriting discounts and commissions paid by the Company and the selling stockholders).

PAYMENTS TO DIRECTOR

   Fruth & Anthony, a law firm in which Terence M. Fruth, a director of the Company and the brother of John D. Fruth, the Chief Executive Officer of the Company, is a partner, has provided legal services to the Company since its formation. The Company made payments of $77,000 in 1997, $284,000 in 1996 and $309,000 in 1995 to Fruth & Anthony for such legal services.

LOANS FROM MR. FRUTH

   From July 1986 to March 1990, John D. Fruth loaned the Company a total of $2.9 million to meet certain short-term operating cash requirements. In October 1992, in connection with the American Hydron acquisition, Mr. Fruth was issued a $2.9 million junior subordinated promissory note, bearing interest at the prime rate plus 3%. The Company repaid the note with a portion of the net proceeds from the Company's initial public offering.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) The following documents are filed as part of this Report:

          (1) Financial Statements. The following Consolidated Financial Statements of Ocular Sciences, Inc. are incorporated by reference from Part II, Item 8 of this Form 10-K:


                                                                            Page
                                                                            -----
Consolidated Balance Sheets - December 31, 1997 and 1996                      41
Consolidated Statements of Income - Years Ended December 31, 1997,
1996, and 1995                                                                42
Consolidated Statements of Stockholders' Equity - Years Ended
December 31, 1997, 1996 and 1995  1996, and 1995                              43
Consolidated Statements of Cash Flows - Years Ended December 31,
1997, 1996 and 1995                                                           44
Notes to Consolidated Financial Statements                                    45
Report of KPMG Peat Marwick LLP                                               64


          (1) Financial Statement Schedule. The following financial statement schedule of Ocular Sciences, Inc. for the years ended December 31, 1997, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Ocular Sciences, Inc.


       SCHEDULE                                                         PAGE
                                                                        ----
       II. Valuation and Qualifying Accounts                             80
       Report of KPMG Peat Marwick LLP                                   83


   Other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the Notes thereto.

          (2)  Exhibits


EXHIBIT
NUMBER    DESCRIPTION
------    -----------
2.01   --Form of Agreement and Plan of Merger by and between O.S.I.
         Corporation, a California corporation, and Registrant+...........
3.01   --Registrant's Certificate of Incorporation+.......................
3.03   --Form of Registrant's Restated Certificate of Incorporation+......
3.04   --Registrant's Bylaws+.............................................
4.01   --Registration Rights Agreement dated as of October 30, 1992 by and among the Registrant and the other parties listed on the
         signature pages thereto+.........................................
4.02   --Amendment to Registration Rights Agreement and Shareholders'
         Agreement dated as of February 27, 1997 by and among the
         Registrant and the other parties listed on the signature pages thereto+.........................................................
10.01  --Registrant's 1989 Stock Option Plan adopted July 21, 1989, as amended November 30, 1994+.......................................
10.02  --Registrant's 1997 Equity Incentive Plan.+........................
10.03  --Registrant's 1997 Directors Stock Option Plan+...................
10.04  --Registrant's 1997 Employee Stock Purchase Plan+..................
10.05  --Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers+.........................
10.06  --Settlement Agreement and Release dated as of February 27, 1997 between Aspect Vision Care Ltd., New Focus Health Care Ltd.,
         Geoffrey Galley,  Anthony Galley, Barrie Bevis, Albert Morland,
         Ivor Atkinson and Wilfred Booker, Sciences Ltd., O.S.I.
         Corporation and John Fruth+#.....................................
10.07  --Amendment to Settlement Agreement and Release dated as of
         February 27, 1997 between the parties to the Settlement Agreement and Contact Lens Technologies Ltd+...............................
10.08  --Patent License Agreement dated February 27, 1997 by and between
         Ocular Sciences Ltd. and certain persons referred to therein as the Patent Owners+...............................................
10.09  --Employment Agreement dated March 27, 1996 by between John Lilley and O.S.I.  Corporation+.........................................
10.10  --Lease for 475 -- 479 Eccles Avenue dated May 18, 1995, between
         Stanley D. McDonald, Norman H. Scherdt, Herbert A. West and McDonald
         Ltd. as "Landlord" and O.S.I. Corporation as "Tenant"+..
10.11  --Lease for Santa Isabel, Puerto Rico Kingdom dated September 14,
         1984,  between The Puerto Rico Industrial Development Company as
         "Landlord" and O.S.I. Puerto Rico Corporation as "Tenant," as
         amended+.........................................................
10.12  --Counterpart Underlease of Distribution Depot dated November 30,
         1995 among Boots the Chemist Limited as "Landlord," Ocular
         Sciences Limited as "Tenant" and O.S.I. Corporation as
         "Guarantor"+.....................................................
10.13  --Amended and Restated Credit Agreement among Ocular Sciences,
         Inc., Ocular Sciences Puerto Rico, Inc. and Comerica Bank --
         California dated November 7, 1997 and exhibits thereto*..........
10.14  --Employment Agreement dated October 15, 1997 between Norwick
         Goodspeed and the Company*.......................................
10.15  --Lease of Unit 10 The Quadrangle Abbey Park Industrial Estate
         Romsey Hampshire dated August 19, 1997 between Ocular Sciences
         Limited and The Royal Bank of Scotland plc*......................
11.01  --Statement regarding computation of net income per share
         (basic and diluted)..............................................
21.01  --List of Subsidiaries.............................................
24.01  --Power of Attorney (see page 81 of this Form 10-K))...............
23.02    Consent of KPMG Peat Marwick LLP, Independent Certified Public
       --Accountants......................................................
27.01  --Financial Data Schedule..........................................

# Confidential treatment has been requested from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

+ Incorporated by reference from the Company's registration statement on Form S-1, file no. 333-27421.

* Incorporated by reference from the Company's registration statement on Form S-1, file no. 333-46669.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                                         ADDITIONS
                                                                     ---------------------
                                                  BALANCE AT        CHARGED TO   CHARGED TO                            BALANCE AT
                                                   BEGINNING         COSTS AND     OTHER                                  END
                                                   OF PERIOD         EXPENSES     ACCOUNTS         DEDUCTIONS          OF PERIOD
                                                  ----------        ----------   ----------        ----------          ---------
YEAR ENDED DECEMBER 31, 1997
  Allowance for sales returns and
     doubtful accounts receivable .............      1,451              968           --             (764)(1)            1,655
  Provision for excess and
     obsolete inventory .......................      2,242              893           --             (964)(2)            2,171
YEAR ENDED DECEMBER 31, 1996
  Allowance for sales returns and
     doubtful accounts receivable .............      1,930              193           --             (672)(1)            1,451
  Provision for excess and
     obsolete inventory .......................      2,341              605           --             (704)(2)            2,242
YEAR ENDED DECEMBER 31, 1995
  Allowance for sales returns and
     doubtful accounts receivable .............      2,011              311           --             (392)(1)            1,930
  Provision for excess and
     obsolete inventory .......................      4,554              475           --           (2,688)(2)            2,341


(1) Uncollectible accounts written off, net of recoveries.

(2) Discontinued, expired, damaged and scrap inventory.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 30th day of March, 1998.

                                        OCULAR SCIENCES, INC.

                                        By:   /s/ GREGORY E. LICHTWARDT
                                           -------------------------------
                                                Gregory E. Lichtwardt
                                             Vice President, Finance and
                                               Chief Financial Officer

                                POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints John D. Fruth and Gregory E. Lichtwardt, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof

   In accordance with the requirements of the Securities Act, this Report on Form 10-K was signed by the following persons in the capacities and on the dates indicated.


                      NAME                                         TITLE                         DATE
                      ----                                         -----                         ----
PRINCIPAL EXECUTIVE OFFICER:

                /s/ JOHN D. FRUTH                            Chief Executive Officer           March 30, 1998
------------------------------------------------------       and Chairman of the Board of
                  John D. Fruth                              Directors

PRINCIPAL FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER:

            /s/ GREGORY E. LICHTWARDT                        Vice President, Finance           March 30, 1998
------------------------------------------------------       and Financial Officer
              Gregory E. Lichtwardt

DIRECTORS:

           /s/ NORWICK B.H. GOODSPEED                        Director; President and           March 30, 1998
------------------------------------------------------       Chief Operating Officer
             Norwick B.H. Goodspeed


                                                             Director                          March 30, 1998
------------------------------------------------------
                Edgar J. Cummins

              /s/ TERENCE M. FRUTH                           Director                          March 30, 1998
------------------------------------------------------
                Terence M. Fruth


              /s/ WILLIAM R. GRANT                           Director                          March 30, 1998
------------------------------------------------------
                William R. Grant

                      NAME                                         TITLE                         DATE
                      ----                                         -----                         ----

               /s/ DANIEL J. KUNST                           Director                          March 30, 1998
------------------------------------------------------
                 Daniel J. Kunst

           /s/ FRANCIS R. TUNNEY, JR.                        Director                          March 30, 1998
------------------------------------------------------
             Francis R. Tunney, Jr.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Ocular Sciences, Inc.:


Under date of January 28, 1998 we reported on the consolidated balance sheets of Ocular Sciences, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements we also audited the related consolidated financial statement schedule included in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.


In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein



                                         KPMG Peat Marwick LLP

San Francisco, California
January 28, 1998

                                 EXHIBIT INDEX


EXHIBIT
  NO.                 DESCRIPTION
-------               -----------

11.01     --Statement regarding computation of net income per share
            (basic and diluted)..............................................
21.01     --List of Subsidiaries.............................................
23.02       Consent of KPMG Peat Marwick LLP, Independent Certified Public
          --Accountants......................................................
27.01     --Financial Data Schedule..........................................