Form 10-Q
period 1998-03-31
OCULAR SCIENCES INC /DE/
filed 1998-05-13
CIK 882484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from ___ to ___

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



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].



As of April 30, 1998, there were outstanding 22,289,306 shares of the Registrant's Common Stock, par value $0.001 per share.

                              OCULAR SCIENCES, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION                                                       Page
ITEM 1.  FINANCIAL STATEMENTS

               Consolidated Balance Sheets -
               March 31, 1998 and December 31, 1997                                     3

               Consolidated Statements of Income - Three Months
               Ended March 31, 1998 and 1997                                            4

               Consolidated Statements of Comprehensive Income -
               Three Months Ended March 31, 1998 and 1997                               5

               Consolidated Statements of Cash Flows - Three
               Months Ended March 31, 1998 and 1997                                     6

               Notes to Consolidated Financial Statements                               7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  9

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                     22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                              23

         SIGNATURES                                                                    24

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                              OCULAR SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                   March 31,       December 31,
                                                                                     1998              1997
                                                                                  (unaudited)        (audited)
                                                                                   ---------         ---------
ASSETS

Current Assets:
    Cash and cash equivalents                                                      $  25,810         $  27,895
    Restricted cash                                                                      469               464
    Short-term investments                                                            19,188            10,000
    Accounts receivable, less allowance for sales
        returns and doubtful accounts of $1,669 and $1,655
        for 1998 and 1997, respectively                                               18,376            18,785
    Inventories                                                                       12,915            12,941
    Loans to officers and employees                                                    1,000               927
    Other current assets                                                               3,183             5,173
                                                                                   ---------         ---------
           Total Current Assets                                                       80,941            76,185


Property and equipment, net                                                           40,889            36,248
Intangible assets, net                                                                 7,908             8,137
Long-term investments                                                                  8,404             9,070
Other assets                                                                             154                95
                                                                                   ---------         ---------
           Total Assets                                                            $ 138,296         $ 129,735
                                                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                               $   4,675         $   3,723
    Accrued liabilities                                                                9,191             9,354
    Accrued cooperative merchandise allowances                                         4,499             4,238
    Current portion of long-term debt                                                    454               445
    Current deferred taxes                                                             2,177             2,159
    Income and other taxes payable                                                       964               278
                                                                                   ---------         ---------
           Total Current Liabilities                                                  21,960            20,197
    Long-term debt, less current portion                                               3,325             3,434
                                                                                   ---------         ---------
           Total Liabilities                                                          25,285            23,631
                                                                                   ---------         ---------



Stockholders' Equity:
    Common stock, $0.001 par value; 80,000,000 shares authorized;
       22,232,076 and 21,738,166 shares issued and outstanding for 1998 and
       1997, respectively                                                                 22                22
    Additional paid-in capital                                                        71,445            70,438
    Retained earnings                                                                 42,008            36,164
    Accumulated other comprehensive income                                              (464)             (520)
                                                                                   ---------         ---------
           Total Stockholders' Equity                                                113,011           106,104
                                                                                   ---------         ---------
           Total Liabilities and Stockholders' Equity                              $ 138,296         $ 129,735
                                                                                   =========         =========



          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                 (In thousands, except share and per share data)


                                                    Three months ended
                                                         March 31,
                                             ---------------------------------
                                                 1998                 1997
                                             ------------         ------------
Net sales                                    $     32,171         $     23,879
Cost of sales                                      10,141                9,462
                                             ------------         ------------
        Gross profit                               22,030               14,417

Selling and marketing expenses                      8,731                5,774
General and administrative expenses                 5,266                5,399
                                             ------------         ------------
        Income from operations                      8,033                3,244

Interest expense                                      (82)                (487)
Interest income                                       581                   37
Other (expense) income                               (183)                (191)
                                             ------------         ------------
        Income before taxes                         8,349                2,603

Income taxes                                       (2,505)                (781)
                                             ------------         ------------
        Net income                                  5,844                1,822


Preferred stock dividends                              --                  (20)
                                             ------------         ------------
        Net income applicable
         to common stockholders              $      5,844         $      1,802
                                             ============         ============

Net income per share data:

       Net income per share (basic)          $       0.27         $       0.11
                                             ============         ============

       Net income per share (diluted)        $       0.25         $       0.09
                                             ============         ============

       Weighted average common
             shares outstanding                21,919,973           16,558,210

       Weighted average dilutive
             potential common shares            1,268,723            3,015,728
                                             ------------         ------------

       Weighted average common and
            dilutive potential common
            shares outstanding                 23,188,696           19,573,938
                                             ============         ============



          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (UNAUDITED)
                                 (In thousands)



                                                                   Three months ended
                                                                        March 31,
                                                                 ----------------------
                                                                   1998           1997
                                                                 -------        -------
Net income                                                       $ 5,844        $ 1,822

 Other comprehensive income, net of tax:

      Foreign currency translation adjustment                         31            (38)

      Unrealized gains on securities:

        Unrealized holding gain arising during the period             25             --
        Less:  Reclassification adjustment for
                gains included in net income                          --             --
                                                                 -------        -------

Other comprehensive net income                                        56            (38)
                                                                 -------        -------

Comprehensive income                                             $ 5,900        $ 1,784
                                                                 =======        =======



          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (In thousands)

                                                                                Three months ended March 31,
                                                                                ----------------------------
                                                                                   1998              1997
                                                                                ---------         ----------
Cash flows from operating activities:
    Net income                                                                   $  5,844         $  1,822
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                               1,456            1,674
        Allowances for sales returns and doubtful accounts                            279              237
        Provision for excess and obsolete inventory                                   177              289
        Provision for damaged and scrap products                                      172               --
        Exchange loss (gain)                                                          150              214
        Deferred income taxes                                                        (156)              --
    Changes in operating assets and liabilities:
        Accounts receivable                                                           180            2,157
        Inventories                                                                  (281)          (1,460)
        Other current and non-current assets                                        2,023             (760)
        Accounts payable                                                              922             (287)
        Accrued liabilities                                                            64              820
        Income and other taxes payable                                                689               30
                                                                                 --------         --------

               Net cash provided by operating activities                           11,519            4,736
                                                                                 --------         --------

Cash flows from investing activities:
       Purchase of property and equipment                                          (5,845)          (2,041)
       Purchase of available-for-sale
         short-term and long-term investments                                     (10,498)              --
       Sales and maturities of available-for-sale
         short-term and long-term investments                                       2,000
       Purchase of marketing rights and license agreement                              --           (2,499)
       Payments from restricted cash                                                   --            1,228
                                                                                 --------         --------

               Net cash used in investing activities                              (14,343)          (3,312)
                                                                                 --------         --------

Cash flows from financing activities:
       Proceeds from issuance of long-term debt                                        --            2,878
       Repayment of long-term debt                                                   (100)          (5,101)
       Proceeds from secondary public offering of common stock, net                   143               --
       Preferred stock dividends                                                       --              (21)
       Proceeds from issuance of common stock                                         864               37
                                                                                 --------         --------

               Net cash provided by (used in) financing activities                    907           (2,207)

Effect of exchange rate changes on cash and cash equivalents                         (168)             (73)
                                                                                 --------         --------

                         Net decrease in cash and cash equivalents                 (2,085)            (856)

Cash and cash equivalents at beginning of period                                   27,895            3,795
                                                                                 --------         --------
Cash and cash equivalents at end of period                                       $ 25,810         $  2,939
                                                                                 ========         ========

Supplemental cash flow disclosure:

      Cash paid during the year for:

        Interest                                                                 $     86         $    465
                                                                                 ========         ========

        Income taxes                                                             $     14         $    671
                                                                                 ========         ========



          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PREPARATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial condition as of March 31, 1998 and the results of its operations, and its cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997, including notes thereto, included in the Company's Annual Report on Form 10-K. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


NOTE 2 - NEW ACCOUNTING POLICIES

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS No. 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), respectively (collectively, the "Statements") effective in the year ending December 31, 1998. SFAS No. 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. The Company has included a new statement of comprehensive income that begins with net income and reconciles to comprehensive income. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. The Company operates in a single industry segment and will disclose the enterprise-wide disclosures in its annual financial statements as of and for the year ended December 31, 1998. Application of the Statements' disclosure requirements did not have an impact on the Company's consolidated financial position, results of operations or net income per share data as currently reported.


NOTE 3 - SIGNIFICANT EVENTS

The Secondary Public Offering

        In March 1998, the Company completed a secondary offering in which 5,343,381 shares of its Common Stock were sold to the public at a price of $27.50 per share (including shares sold pursuant to the underwriters' over-allotment option). The shares sold consisted of 30,000 shares sold by the Company and 5,313,381 shares sold by selling stockholders. The Company incurred aggregate expenses of $640,000 in connection with the secondary offering (excluding underwriting discounts and commissions paid by the Company and the selling stockholders).

Financing

        Ocular Sciences Puerto Rico has entered into a letter of intent and is negotiating the final terms of an agreement with the Puerto Rico Industrial Development Company ("PRIDCO") to manage on PRIDCO's behalf the construction of a new building in Puerto Rico that will be leased by Ocular Sciences Puerto Rico as its manufacturing facility, based upon completion of construction. Ocular Sciences Puerto Rico plans to use term loans under its Comerica Credit Agreement to finance the building construction as well as the leasehold improvements. Under the anticipated agreement, PRIDCO would reimburse Ocular Sciences Puerto Rico for up to a maximum of $3,470,000 for certain structural construction costs of the facility at the end of the construction project, as specified in the agreement. Annual rental payments of approximately $489,000 per year would be due to PRIDCO to commence four months after completion of the project, for a period of ten years. No assurance can be given as to the terms of the final agreement between PRIDCO and Ocular Sciences Puerto Rico.

NOTE 4 - INVENTORIES

        Inventories consisted of the following (in thousands):

                                                              March 31,    December 31,
                                                                 1998          1997
                                                              ---------    ------------
Raw materials                                                  $   885        $ 2,767
Work in process                                                    581            812
Finished goods                                                  11,449          9,362
                                                               -------        -------
                                                               $12,915        $12,941
                                                               =======        =======

NOTE 5 - NET INCOME PER SHARE

        The following table reconciles net income per share (basic) to net income per share (diluted) (in thousands, except per share amounts):


                                                                                March 31,
                                                                         ----------------------
                                                                           1998           1997
                                                                         -------        -------
Net income used  in the net income per share (basic) calculation         $ 5,844        $ 1,802

Preferred stock dividends                                                     --             20
                                                                         -------        -------

Net income used in the net income per share (diluted) calculation        $ 5,844        $ 1,822
                                                                         =======        =======

Weighted average common shares outstanding                                21,920         16,558
Weighted average dilutive potential common shares                          1,269          3,016
                                                                         -------        -------

Weighted average common and dilutive potential common shares
      outstanding                                                         23,189         19,574
                                                                         =======        =======

Net income per share (basic)                                             $  0.27        $  0.11
                                                                         =======        =======
Net income per share (diluted)                                           $  0.25        $  0.09
                                                                         =======        =======


NOTE 6 - ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES

        Accumulated other comprehensive income consists of the following (in thousands):

                                                                                            ACCUMULATED
                                               FOREIGN                 UNREALIZED              OTHER
                                               CURRENCY                 GAINS ON           COMPREHENSIVE
                                                 ITEMS                 SECURITIES              INCOME
                                            ---------------         ---------------        ---------------
Balances at December 31, 1997                          (531)                     11                   (520)
Current-period change                                    31                      25                     56
                                            ---------------         ---------------        ---------------
Balances at March 31, 1998                             (500)                     36                   (464)
                                            ===============         ===============        ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and notes thereto included in Part I
- Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve risks and uncertainties, including the impact of intense competition, risks of expansion and automation of manufacturing facilities, risks of trade practice litigation, fluctuations in operating results, risks of international operations, the management of growth and the other risks detailed below, including in the section labeled "Factors That May Affect Future Results," and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. The Company has identified with a preceding asterisk ("*"), various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "future", "intends", "would", "may" and similar expressions are also intended to identify forward-looking statements. However, the asterisk and these words are not the exclusive means of identifying such statements. In addition, the section labeled "Factors That May Affect Future Results", which has no asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.


RESULTS OF OPERATIONS


Net Sales

                                      Three Months Ended March 31,
                                    -------------------------------
                                        1998               1997               % Change
                                    -----------         -----------         -----------
U.S.                                $25,352,000         $18,904,000                34.1%
As a percentage of net sales               78.8%               79.2%
International                       $ 6,819,000         $ 4,975,000                37.1%
As a percentage of net sales               21.2%               20.8%
                                    -----------         -----------
Net sales                           $32,171,000         $23,879,000                34.7%

       Net sales represents gross sales less volume discounts, trial set discounts, prompt payment discounts and allowances for sales returns. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. The majority of the growth in net sales from the quarter ended March 31, 1997 to the quarter ended March 31, 1998 resulted from increased sales of the Company's lenses marketed for disposable replacement regimens. Unit sales of the Company's lenses marketed for disposable replacement regimens increased 62.9% from the first quarter of 1997 to the first quarter of 1998, compared to an increase of 59.0% from the year ended December 31, 1996 to the year ended December 31, 1997. Unit sales of the Company's lenses marketed for annual replacement regimens increased 14.3% from the first quarter of 1997 to the first quarter of 1998, compared to a decrease of 6.3% from the year ended December 31, 1996 to the year ended December 31, 1997. During the quarter ended March 31, 1998, 91.2% of all lenses sold were for use in disposable replacement regimens, compared to 88.1% during the quarter ended March 31, 1997. The Company's international sales grew at a lower rate than recent quarters due primarily to weakness in the Asian market and an unfavorable exchange rate against the Canadian dollar, offset in part by strong sales to European customers. The Company's overall average selling price declined approximately 14.1% from the quarter ended March 31, 1997 to the quarter ended March 31, 1998, as a combined result of a continued shift in product mix towards sales of lower priced products for disposable replacement regimens as well as a shift in the geographic mix towards products sold internationally to distributors at prices lower than direct sales prices in the United States. Within each principal distribution channel, except for Asia, the average price of each of the Company's primary products remained relatively stable from the first quarter of 1997 to the first quarter of 1998. The Company discounted lenses for sale into Asian markets in order to maintain unit volume and market share. *The Company expects that the overall average selling price that it realizes across its products will continue to decline over time, and may decline at a greater rate than in the past, because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens and, within the disposable category, to lenses that are replaced more frequently, (ii) decreases in the average per unit selling prices of lenses marketed for disposable replacement regimens and (iii) increases in products sold internationally to distributors at prices lower than direct sales prices in the United States. *The Company does not expect there to be significant growth, if any, in its sales of lenses for annual replacement as a result of the continuing shift in consumer demand towards more frequent replacement regimens. *The Company does not believe that its net sales growth rate from the quarter ended March 31, 1997 to the quarter ended March 31,1998 is indicative of the Company's long-term sales growth rate. *The Company believes that at least one of its competitors may be changing its pricing structure on lenses marketed for weekly disposable replacement regimens to some customers and that the effect may be to lower overall prices. The Company is monitoring this pricing situation and is developing strategies to respond, if necessary.


Gross Profit

                                       Three Months Ended March 31,
                                    ----------------------------------
                                         1998                 1997              % Change
                                    -------------        -------------         -------------
Gross profit                        $  22,030,000        $  14,417,000                  52.8%
As a percentage of net sales                68.5%                 60.4%

       Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, royalties to third parties and amortization of certain intangible assets. A substantial portion of the Company's cost of sales is fixed and therefore declines as a percentage of net sales as volume increases. The increase in gross profit from the quarter ended March 31, 1997 to the quarter ended March 31, 1998 was due primarily to increased net sales, and to decreases in per unit production costs resulting from the implementation of certain process improvements and increases in manufacturing volume. *The Company expects cost reductions resulting from improvements in the Company's current production process to be less significant in the immediate future. *The Company intends to add new, highly automated production lines at its United Kingdom and Puerto Rico facilities, which are designed to reduce further its per unit cost of production over time, and anticipates the first such line to begin operating during the second half of 1998. *As the Company expects that its overall average selling price will continue to decline over time, and anticipates higher depreciation, which is a component of cost of sales, as a result of significantly increased investment in property and equipment, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margins. See "Factors That May Affect Future Results - Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations." *In addition, the Company may experience decreased per unit prices in future periods, while not achieving comparable decreases in its cost of sales until subsequent periods, if at all. *As a result, the Company would experience significant variability in its gross margins. *For example, if the Company introduces a lower-priced contact lens marketed for daily replacement regimens, its average selling price will decline, and may decline significantly, while reductions in costs of sales would likely not reach comparable levels until subsequent periods, if at all. *Accordingly, the Company would expect its gross margins to decrease at least in the short term following the introduction of lenses marketed for daily replacement regimens. See "Factors That May Affect Future Results - Fluctuations in Operating Results; Seasonality; Decreasing Average Sales Prices."


Selling and Marketing Expenses

                                        Three Months Ended March 31,
                                      --------------------------------
                                          1998                1997                % Change
                                      ------------        ------------         ------------
Selling and marketing expenses        $  8,731,000        $  5,774,000              51.2%

As a percentage of net sales                  27.1%             24.2%

        Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eyecare practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements made principally to chain stores and mass merchants for items such as advertising, displays and mailings that are intended to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. The increase, both in dollars and as a percentage of net sales, from the quarter ended March 31, 1997 to the quarter ended March 31, 1998 resulted primarily from increases in cooperative merchandising allowances and, to a lesser extent, from increased shipments of diagnostic lenses, increases in the size of the U.S. sales force and increases in royalties which are due on certain U.K. sales. Cooperative merchandising allowances grew at a higher rate than the Company's net sales from lenses marketed for disposable replacement regimens, as the Company responded to competitive pressures. *The Company believes selling and marketing expenses, particularly cooperative merchandising allowances, may continue to grow at a faster rate than the overall increase in sales as the Company seeks to increase its market share and respond to pricing and promotional pressures from competitors.

General and Administrative Expenses

                                             Three Months Ended March 31,
                                           --------------------------------
                                               1998                1997               % Change
                                           ------------        ------------         ------------
General and administrative expenses        $  5,266,000        $  5,399,000             (2.5%)
As a percentage of net sales                      16.4%               22.6%

        General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative, research and development personnel, professional services, consultants' fees and non-manufacturing facilities costs. General and administrative expenses decreased both in dollars and as a percentage of sales. The decrease was due primarily to lower legal fees due to the settlement in February 1997 of certain United

Kingdom litigation, lower depreciation expense because of a write-off of the Company's existing computer operating system, which is in the process of being replaced, and lower sales and use taxes. The decrease was partially offset by increases in research and development related to the development of the automated production process. *The Company believes that if net sales grow, its general and administrative expenses will increase in absolute dollars, but would decrease as a percentage of net sales.


Income from operations

                                      Three Months Ended March 31,
                                    --------------------------------
                                        1998                1997               % Change
                                    ------------        ------------         ------------
Income from operations              $  8,033,000        $  3,244,000             147.6%
As a percentage of net sales               25.0%               13.6%


        The increase in income from operations, both in dollars and as a percentage of net sales, is due primarily to increased sales and improved gross margins.


Interest and Other Income (Expense), Net

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   1998              1997              % Change
                                                ----------        ----------          ----------
Interest and other income (expense), net        $  316,000        $ (641,000)           (149.3%)
As a percentage of net sales                          1.0%             (2.7%)


        The increase in interest and other income (expense), net from the quarter ended March 31, 1997 to the quarter ended March 31, 1998 resulted primarily from a reduction in interest expense as the aggregate amount of the Company's borrowings was reduced following its initial public offering in August 1997 and an increase in interest earned as a result of the investment of a portion of the net proceeds from the Company's initial public offering. Additionally, the Company recorded an exchange loss of $150,000 in the quarter ended March 31, 1998 related primarily to the strength of the dollar compared to the British pound.



Income Taxes

                           Three Months Ended March 31,
                          ------------------------------
                             1998               1997               % Change
                          -----------        -----------         -----------
Income taxes              $ 2,505,000        $   781,000            220.7%
Effective tax rate              30.0%              30.0%

        The Company's effective tax rate remained constant at 30% from the quarter ended March 31, 1997 to the quarter ended March 31, 1998. Earnings attributable to the Company's Puerto Rican operations are partially exempt from U.S. taxation. The Company anticipates that it will continue to benefit from the favorable effect of this partial exemption through 2001, when the benefit will expire under the current provisions of the Internal Revenue Code. Certain pending federal legislation would, if adopted, extend this exemption beyond 2001 or replace it with other tax benefits after that year. In addition, the Company's planned installation of highly automated production lines in Puerto Rico could cause an increase in the Company's tax rate if the automation results in a reduction in the Company's labor costs in Puerto Rico relative to its Puerto Rican earnings.

Net Income Per Share (Basic and Diluted)

                                               Three Months Ended March 31,
                                           ------------------------------------
                                                1998                  1997                % Change
                                           --------------        --------------        --------------
Net income per share (basic):
     Net income per share - basic          $         0.27        $         0.11                 145.5%
     Weighted average common
          share outstanding                    21,919,973            16,558,210                  32.4%

Net income per share (diluted):
     Net income per share - diluted        $         0.25        $         0.09                 177.8%
     Weighted average common and
          dilutive potential common
          shares outstanding                   23,188,696            19,573,938                  18.5%

        The increase in weighted average shares from the quarter ended March 31, 1997 to the quarter ended March 31, 1998 was the result of the Company's offering of 3.6 million shares of common stock in August 1997.


LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1998, the Company had a cash and cash equivalents balance of $25.8 million and restricted cash of $469,000 held in escrow for the rent of the Company's United Kingdom facility, compared to a cash and cash equivalents balance of $27.9 million and restricted cash of $464,000 at December 31, 1997. The decrease in cash and cash equivalents was primarily attributable to purchases of short-term and long-term investments and property and equipment. Working capital increased from $56.0 million at December 31, 1997 to $59.0 million at March 31, 1998. The increase in working capital was due primarily to the increase in short-term and long-term investments. The Company had $27.6 million in short-term and long-term investments as of March 31, 1998, compared to $19.1 million as of December 31, 1997. The Company's short-term and long-term investments may be easily liquidated at minimal cost and, accordingly, a decrease in cash and cash equivalents due to purchases of short-term and long-term investments does not affect the overall liquidity of the Company.

        In the first three months of 1998, net cash provided by operating activities of $11.5 million, was derived principally from net income of $5.8 million, adjusted primarily for depreciation and amortization of $1.5 million, and a $2.0 million increase in other current and non-current assets due primarily to the receipt of a tax refund on 1997 payments. Net cash provided by operating activities in the three months ended March 31, 1998 increased $6.8 million compared to the three months ended March 31, 1997, due primarily to the increase in net income and changes in operating assets and liabilities.

        Net cash used in investing activities in the first three months of 1998 was $14.3 million. During this period, the Company used $5.8 million to purchase property and equipment, and $8.5 million for net purchases of short-term and long-term investments. Net cash used in investing activities in the three months ended March 31, 1998 increased $11.0 million compared to the three months ended March 31, 1997, due primarily to increased purchases of property and equipment and short-term and long-term investments, offset in part by the effect of the purchase of intangible assets in the first quarter of 1997 as part of the settlement of certain United Kingdom litigation. *The Company anticipates that capital expenditures will be approximately $45.0 million in 1998 (including the $5.8 million purchased in the first quarter) as the Company invests in the development and implementation of automated production lines at its manufacturing facilities and the development and construction of a new Puerto Rican manufacturing facility. *However, the amount of capital expenditures may increase or decrease, as the Company may accelerate or delay the implementation of the automated production lines based on market conditions and demand for its products. See "Factors That May Affect Future Results - Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations."

        Net cash provided by financing activities in the first three months of 1998 was $900,000. The increase of $3.1 million from the first three months of 1997 to the first three months of 1998 was due primarily to the net repayment of debt of $100,000 in the first quarter of 1998 compared to $2.2 million in the first quarter of 1997. The Company repaid all debt outstanding under its previous credit facility with Comerica Bank-California with proceeds from the initial public offering and therefore, the average debt outstanding was significantly lower in the first quarter of 1998 than in the first quarter of 1997. Additionally the Company received $864,000 in proceeds from stock option exercises in the first quarter of 1998. The Company also received net proceeds of $143,000 from the secondary offering of common stock. The Company used the proceeds primarily to pay the expenses incurred in the offering.

        In addition to cash, cash equivalents, short-term investments and long-term investments, the Company has a credit facility with Comerica Bank - California. Under the Comerica Credit Agreement, the Company and its subsidiary Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") can borrow up to an aggregate of $30.0 million. The Comerica Credit Agreement provides for up to $20 million of revolving credit loans to the Company and up to $10 million of term loans to Ocular Sciences Puerto Rico. Revolving credit borrowings under the Comerica Credit Agreement bear interest at the bank's base rate or at 1.00% to 1.50% above the eurodollar rate, and term loans bear interest at the bank's base or at 1.25% to 1.75% above the eurodollar rate, in each case with the applicable margin over the eurodollar rate depending on the Company's ratio of debt to tangible net worth. As of March 31, 1998, there were no revolving credit loans outstanding under the Comerica Credit Agreement. $2.4 million of term loans were borrowed on November 7, 1997 and used to repay outstanding loans from the Banco Bilbao de Vizcaya, and the remaining $7.6 million of term loans will be available to finance the construction and development of the Company's planned new Puerto Rican manufacturing facility. The revolving credit loans will be available through June 30, 2000 and the term loan facility provides for advances through April 30, 1999, at which time the principal amount outstanding will become payable over twenty-two quarterly principal installments, with a final maturity date of October 31, 2004. The Company is required to maintain minimum ratios of debt to tangible net worth and of current assets to current liabilities, and a minimum tangible net worth. Borrowings under the Comerica Credit Agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding capital stock of the Company's United Kingdom and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other's borrowings under the Comerica Credit Agreement.

        The Company is in the process of replacing its information systems with new systems that function properly with respect to dates in the year 2000 and thereafter. *The Company has implemented several of these applications and anticipates implementing the other planned applications by the middle of 1999. *Delays in implementing the new systems could require additional expenditures, estimated at approximately $500,000, to modify or replace portions of its existing information systems so that they will function properly with respect to dates in the year 2000 and thereafter. See "Factors That May Affect Future Results - Uncertain Ability to Manage Growth: Risks Associated with Implementation of New Management Information Systems."

        *The Company believes that its current cash and cash equivalents, further borrowings available under its credit facilities and its anticipated net cash flow from operations, will be sufficient to meet its anticipated cash needs for working capital, contractual commitments and capital expenditures for at least the next 12 months. *If cash generated from operations proves insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or obtain further credit facilities. *The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders *The sale of additional debt or further bank borrowings could subject the Company to additional restrictive financial covenants and restrictions on the payment of dividends. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company, if at all.


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

        Intense Competition. The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. The Company's products compete with products offered by a number of larger companies including the Vistakon division of Johnson & Johnson ("Johnson & Johnson"), Ciba-Geigy Corporation ("Ciba-Geigy"), Bausch & Lomb, Inc. ("Bausch & Lomb"), Wesley Jessen VisionCare, Inc. ("Wesley Jessen") and The Cooper Companies, Inc., which recently acquired Aspect Vision Care Ltd. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. The Company believes that certain of its competitors are expanding, or are planning to expand, their manufacturing capacity, and are implementing new, more automated manufacturing processes, in order to support anticipated increases in volume. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. In addition, competitors may reduce prices to achieve the sales volumes necessary to utilize their increased capacity. Price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to reduce its prices in response. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. Any significant decrease in the Company's costs per lens will depend, in part, on the Company's ability to increase its sales volume and production capacity. There can be no assurance that the Company will be able to continue to increase its sales volume or reduce its per unit production costs. In response to competition, the Company may also increase cooperative merchandising allowances or otherwise increase spending, which may adversely affect its business, financial condition and results of operations. The failure of the Company to respond to competitive pressures, and particularly price competition, in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations. See "- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

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

        The Company intends to add new, highly automated production lines at its facilities in the United Kingdom and Puerto Rico to increase its manufacturing capacity and reduce its per unit manufacturing costs. However, there can be no assurance that the Company will be able to implement these automated lines on a timely basis or that the new automated lines will operate as efficiently as expected. The Company has encountered a delay in implementing these automated lines and there can be no assurance that it will not encounter significant delays and difficulties in the future. For example, suppliers could miss their equipment delivery schedules, the efficiency of the new production lines and facility could improve less rapidly than expected, if at all, or the equipment or processes could require longer design time than anticipated, or redesigning after installation. In addition, the new production lines will involve processes and equipment with which the Company and its personnel are not experienced. Difficulties experienced by the Company in automating its manufacturing facilities could impair the Company's ability to reduce its per unit production costs and to compete in the disposable replacement market and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the installation of these highly automated production lines in Puerto

Rico could increase the Company's tax rate if it results in a significant reduction in the Company's labor costs in Puerto Rico in relation to its Puerto Rican earnings.

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


        The Company is currently experiencing space constraints at its Puerto Rican facility. As a result, the Company intends to relocate its Puerto Rican manufacturing operations to a substantially larger new facility to be constructed to the Company's specifications and leased to the Company by the Puerto Rico Industrial Development Company. The development and construction of a new manufacturing facility is subject to significant risks and uncertainties, including cost estimation errors and overruns, construction delays, weather problems, equipment delays or shortages, production start-up problems and other factors. As many of such factors are beyond the Company's control, the Company cannot predict the length of any such delays, which could be substantial. Construction of the new facility began during the fourth quarter of 1997 and is expected to be completed during the first quarter of 1999. There can be no assurances as to when the Company will complete construction and begin production. Before this new facility begins production, it must be inspected by the U.S. Food and Drug Administration (the "FDA") for compliance with current good manufacturing practices ("GMP"), and the inspection and approval process could significantly delay the Company's ability to begin production in this new facility.

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

        The Company's historical net sales have exhibited seasonality, with the third and fourth quarters typically having the highest net sales in any year and the first quarter of the following year typically having lower net sales than the preceding two quarters. Due to the relatively high proportion of the Company's fixed costs to its total costs, the Company's level of profitability has historically increased significantly with increasing sales volumes, resulting in disproportionately better results in the second half of each year. There can be no assurance that the Company's sales patterns will not continue in future years, although the pattern may be somewhat less pronounced if the Company continues to increase the proportion of sales represented by more frequently replaced lenses marketed for disposable replacement regimens.

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

        Need to Increase Sales of Lenses Marketed for Disposable Replacement Regimens. The market for contact lenses is shifting from lenses marketed for annual replacement regimens, where the Company has significant experience and a leading market position, to lenses marketed for disposable replacement regimens, where the Company is less experienced and has a significantly smaller market share. The Company's success depends on both continued growth of the disposable replacement market and increased penetration of this market by the Company's products. There can be no assurance that the Company's contact lenses marketed for disposable replacement regimens will achieve widespread consumer acceptance, or that net sales or net income from the sale of such lenses will be sufficient to offset the decline in the Company's net sales or net income from its contact lenses marketed for annual replacement regimens, which have higher prices and gross margins. The Company anticipates that prices for its products targeted for disposable replacement regimens will decline in the future. In addition, the lenses currently offered in the United States by the Company in the disposable lens segment are marketed for weekly and monthly replacement regimens. Certain of the Company's competitors have introduced lenses for daily replacement at lower prices than their current weekly and bi-weekly disposable lenses. The Company's ability to enter and to compete effectively in the market for lenses marketed for daily disposal will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs.

        Risks Relating to International Operations; Need to Increase Sales in International Markets. In 1996, 1997 and the first three months of 1998, the Company's international sales represented 18.2%, 21.0% and 21.2%, respectively, of the Company's net sales. In addition, a substantial portion of the Company's products are manufactured in the United Kingdom. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign consumer preferences, disruptions or delays in shipments, changes in currency exchange rates, longer accounts receivable payment cycles and greater difficulties in collecting accounts receivable, foreign tax laws or tariffs, political unrest and changing economic conditions in countries in which the Company's products are sold or manufacturing facilities are located. These factors, among others, could adversely affect the Company's ability to sell its products in international markets, as well as its ability to manufacture its products. If any such factors were to render the conduct of business in a particular country undesirable or impractical, there could be a material adverse effect on the Company's business, financial condition and results of operations. The Company and its representatives, agents and distributors are also subject to the laws and regulations of foreign jurisdictions in which they operate or in which the Company's products are sold, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

        A substantial portion of the Company's sales and expenditures are collected or paid in currencies other than the U.S. dollar. Therefore, the Company's operating results are affected by fluctuations in foreign currency exchange rates. Although the impact of exchange rate fluctuations on the Company's results of operations have not been significant in the past, there can be no assurance that in the future exchange rate movements will not have a material adverse effect on the Company's sales, gross profit, operating expenses or foreign currency exchange gains and losses.

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

        The aggregate net offering proceeds to the Company from the initial public offering after deducting the total expenses described above was $53.7 million. From the effective date of the Registration Statement through March 31, 1998, such proceeds were used for the following purposes:

         Construction of plant, building and facilities .............     $   667,000
         Purchase and installation of machinery and equipment .......      12,547,000
         Repayment of indebtedness ..................................      14,728,000
         Working capital ............................................               0
         Cash equivalents (1) .......................................               0
         Short-term and long-term investments (2) ...................      19,070,000
         Final payment pursuant to UK settlement agreement ..........       6,685,000

----------
(1)Represents investments with original maturities of three months or less

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

The following exhibits are filed herewith:

Exhibit
Number                              Exhibit Title
------                              -------------
 11.01   -    Statement regarding computation of net income per share
                (basic and diluted)
 27.01   -    Financial Data Schedule



         (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the period ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             OCULAR SCIENCES, INC.
                                             (Registrant)




Date: May 13, 1998                      /s/ Gregory E. Lichtwardt
                                        ----------------------------------------
                                        Gregory E. Lichtwardt
                                        Vice President, Finance, Chief
                                        Financial Officer, and Treasurer
                                        (Duly Authorized Officer and Chief
                                        Accounting Officer)

   EXHIBIT
   NUMBER                                   DESCRIPTION                                PAGE
   ------                                   -----------                                ----
        11.01     Statement Regarding Computation of Net Income Per Share (Basic       27
                  and Diluted)
        27.01     Financial Data Schedule                                              29