Form 10-Q
period 1998-06-30
OCULAR SCIENCES INC /DE/
filed 1998-08-12
CIK 882484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the Transition Period from ______ to ________

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



As of July 31, 1998, there were 22,410,211 outstanding shares of the Registrant's Common Stock, par value $0.001 per share.

                              OCULAR SCIENCES, INC.

                                      INDEX


PART  I - FINANCIAL INFORMATION                                                Page
----  -------------------------                                                ----
ITEM 1.    FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                  June 30, 1998 and December 31, 1997                            3

                  Consolidated Statements of Income -
                  Three and Six Months Ended June 30, 1998 and 1997              4

                  Consolidated Statements of Comprehensive Income -
                  Three and Six Months Ended June 30, 1998 and 1997              5

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1998 and 1997                        6

                  Notes to Consolidated Financial Statements                     7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        10

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                              24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       25

           SIGNATURES                                                           26

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                              OCULAR SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                    June 30,          December 31,
                                                                                     1998                1997
                                                                                  (unaudited)          (audited)
                                                                                 -------------       -------------
ASSETS

Current Assets:
     Cash and cash equivalents                                                   $      27,559       $      27,895
     Restricted cash                                                                       471                 464
     Short-term investments                                                             18,093              10,000
     Accounts receivable, less allowance for sales returns and doubtful
         accounts of $1,724 and $1,655 for 1998 and 1997, respectively                  20,085              18,785
     Inventories                                                                        12,504              12,941
     Loans to officers and employees                                                       929                 927
     Other current assets                                                                6,307               5,173
                                                                                 -------------       -------------
              Total Current Assets                                                      85,948              76,185


Property and equipment, net                                                             45,165              36,248
Intangible assets, net                                                                   7,679               8,137
Long-term investments                                                                   11,480               9,070
Other assets                                                                               155                  95
                                                                                 -------------       -------------
              Total Assets                                                       $     150,427       $     129,735
                                                                                 =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                            $       5,265       $       3,723
     Accrued liabilities                                                                 9,624               9,354
     Accrued cooperative merchandise allowances                                          5,275               4,238
     Current portion of long-term debt                                                     467                 445
     Current deferred taxes                                                              2,168               2,159
     Income and other taxes payable                                                      3,747                 278
                                                                                 -------------       -------------
                  Total Current Liabilities                                             26,546              20,197
     Long-term debt, less current portion                                                3,194               3,434
                                                                                 -------------       -------------
              Total Liabilities                                                         29,740              23,631



Stockholders' Equity:
     Common stock, $0.001 par value; 80,000,000
        shares authorized; 22,361,501 and 21,738,166 shares
        issued and outstanding for 1998 and 1997, respectively                              22                  22
     Additional paid-in capital                                                         71,780              70,438
     Retained earnings                                                                  49,399              36,164
     Accumulated other comprehensive income                                               (514)               (520)
                                                                                 -------------       -------------
              Total Stockholders' Equity                                               120,687             106,104
                                                                                 -------------       -------------
              Total Liabilities and Stockholders' Equity                         $     150,427       $     129,735
                                                                                 =============       =============


          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                 (In thousands, except share and per share data)


                                                         Three months ended                            Six months ended
                                                              June 30,                                      June 30,
                                                ------------------------------------          ------------------------------------
                                                    1998                   1997                   1998                    1997
                                                -------------          -------------          -------------          -------------
Net sales                                       $      38,019          $      29,090          $      70,190          $      52,969
Cost of sales                                          11,685                 10,958                 21,826                 20,420
                                                -------------          -------------          -------------          -------------
         Gross profit                                  26,334                 18,132                 48,364                 32,549

Selling and marketing expenses                         10,515                  6,198                 19,246                 11,972
General and administrative expenses                     5,740                  4,676                 11,006                 10,075
                                                -------------          -------------          -------------          -------------
         Income from operations                        10,079                  7,258                 18,112                 10,502

Interest expense                                          (82)                  (462)                  (164)                  (949)
Interest income                                           684                     30                  1,265                     67
Other (expense) income                                   (124)                   228                   (307)                    37
                                                -------------          -------------          -------------          -------------
         Income before taxes                           10,557                  7,054                 18,906                  9,657

Income taxes                                           (3,167)                (2,116)                (5,672)                (2,897)
                                                -------------          -------------          -------------          -------------
         Net income                                     7,390                  4,938                 13,234                  6,760

Preferred stock dividends                                  --                    (21)                    --                    (41)
                                                -------------          -------------          -------------          -------------
         Net income applicable to
           common stockholders                  $       7,390          $       4,917          $      13,234          $       6,719
                                                =============          =============          =============          =============

Net income per share data:

      Net income per share (basic)              $        0.33          $        0.30          $        0.60          $        0.41
                                                =============          =============          =============          =============

      Net income per share (diluted)            $        0.32          $        0.25          $        0.57          $        0.35
                                                =============          =============          =============          =============

      Weighted average common
         shares outstanding                        22,302,477             16,583,323             22,112,282             16,572,547

      Weighted average dilutive
         potential common shares                    1,135,606              2,999,921              1,195,675              3,005,120
                                                -------------          -------------          -------------          -------------

      Total weighted average common
         and dilutive potential common
         shares outstanding                        23,438,083             19,583,244             23,307,957             19,577,667
                                                =============          =============          =============          =============


          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (UNAUDITED)
                                 (In thousands)


                                                        Three months ended                   Six months ended
                                                              June 30,                           June 30,
                                                  -------------------------------     ------------------------------
                                                      1998               1997              1998             1997
                                                  -------------     -------------     -------------    -------------
Net income                                        $       7,390     $       4,938     $      13,234    $       6,760

 Other comprehensive income, net of tax:

       Foreign currency translation
         adjustment                                         (29)             (180)                2             (218)

         Unrealized holding gain on
         securities arising during
             the period                                     (21)               --                 4               --
                                                  -------------     -------------     -------------    -------------

Other comprehensive net income                              (50)             (180)                6             (218)
                                                  -------------     -------------     -------------    -------------

Comprehensive income                              $       7,340     $       4,758     $      13,240    $       6,542
                                                  =============     =============     =============    =============


          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (In thousands)


                                                                                    Six months ended June 30,
                                                                                --------------------------------
                                                                                     1998               1997
                                                                                -------------      -------------
Cash flows from operating activities:
     Net income                                                                 $      13,234      $       6,760
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization                                                  2,907              3,525
         Allowances for sales returns and doubtful accounts                               358                496
         Provision for excess and obsolete inventory                                      359                562
         Provision for damaged and scrap products                                         385                397
         Provision for property and equipment                                             586                 --
         Exchange loss (gain)                                                             225                (59)
         Deferred income taxes                                                           (156)                --
      Changes in operating assets and liabilities:
         Accounts receivable                                                           (1,678)             1,141
         Inventories                                                                     (324)            (1,704)
         Other current and non-current assets                                          (1,047)            (1,737)
         Accounts payable                                                               1,524               (481)
         Accrued liabilities                                                            1,290              1,459
         Income and other taxes payable                                                 3,469                300
                                                                                -------------      -------------

                  Net cash provided by operating activities                            21,132             10,659
                                                                                -------------      -------------

Cash flows from investing activities:
       Purchase of property and equipment                                             (11,939)            (6,022)
       Purchase of available-for-sale short-term and long-term
            investments                                                               (14,495)                --
       Sales and maturities of available-for-sale short-term and long-
            term investments                                                            3,996                 --
       Purchase of marketing rights and license agreement                                  --             (3,333)
       Payments from (deposits to) restricted cash                                         (5)             1,228
                                                                                -------------      -------------

                  Net cash used in investing activities                               (22,443)            (8,127)
                                                                                -------------      -------------

Cash flows from financing activities:
       Proceeds from issuance of long-term debt                                            --              5,731
       Repayment of long-term debt                                                       (193)            (8,197)
       Proceeds from secondary public offering of common stock, net                       143                 --
       Preferred stock dividends                                                           --                (41)
       Proceeds from issuance of common stock                                           1,199                 97
                                                                                -------------      -------------

                  Net cash provided by (used in) financing activities                   1,149             (2,410)

Effect of exchange rate changes on cash and cash equivalents                             (174)               101
                                                                                -------------      -------------

                 Net (decrease) increase in cash and cash
                               equivalents                                               (336)               223

Cash and cash equivalents at beginning of period                                       27,895              3,795
                                                                                -------------      -------------

Cash and cash equivalents at end of period                                      $      27,559      $       4,018
                                                                                =============      =============

Supplemental cash flow disclosures:

      Cash paid during the year for:

         Interest                                                               $         165      $         886
                                                                                =============      =============

         Income taxes                                                           $       2,777      $       2,605
                                                                                =============      =============


          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PREPARATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial condition as of June 30, 1998 and the results of its operations, and its cash flows for the three and six month periods ended June 30, 1998 and 1997. These financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997, including notes thereto, included in the Company's Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


NOTE 2 - NEW ACCOUNTING POLICIES

        The Company has adopted Statement of Financial Accounting Standards ("SFAS") Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS No. 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), respectively (collectively, the "Statements") effective in the year ending December 31, 1998. SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in annual financial statements. The Company has included a statement of comprehensive income that begins with net income and reconciles to comprehensive income. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. The Company operates in a single industry segment and will disclose the enterprise-wide disclosures in its annual financial statements as of and for the year ended December 31, 1998. Application of the Statements' disclosure requirements did not have an impact on the Company's consolidated financial position, results of operations or net income per share data as currently reported.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivatives instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Earlier application of all provisions of this Statement is encouraged but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. The Company anticipates that adoption of this Statement will not have a material effect on the consolidated financial statements.

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

Financing

        Ocular Sciences Puerto Rico has entered into a letter of intent and is negotiating the final terms of an agreement with the Puerto Rico Industrial Development Company ("PRIDCO") to manage on PRIDCO's behalf the construction of a new building in Puerto Rico that will be leased by Ocular Sciences Puerto Rico as its manufacturing facility, upon completion of construction. Ocular Sciences Puerto Rico plans to initially finance the building construction as well as the leasehold improvements with existing cash and then borrow against the remaining balance available under its term loan with Comerica Bank - California upon completion of construction. Under the anticipated agreement, PRIDCO would reimburse Ocular Sciences Puerto Rico for up to a maximum of $3,470,000 for certain structural construction costs of the facility at the end of the construction project, as specified in the agreement. Annual rental payments of approximately $489,000 per year would be due to PRIDCO to commence four months after completion of the project, for a period of ten years. No assurance can be given as to the terms of the final agreement between PRIDCO and Ocular Sciences Puerto Rico. This transaction will be accounted for in accordance with Emerging Issues Task Force 97-10 and SFAS Nos. 13 and 98.


NOTE 4 - INVENTORIES

         Inventories consisted of the following (in thousands):


                            June 30,       December 31,
                             1998               1997
                         -------------    -------------
Raw materials            $       1,447    $       2,767
Work in process                    645              812
Finished goods                  10,412            9,362
                         -------------    -------------

                         $      12,504    $      12,941
                         =============    =============


NOTE 5 -  PROPERTY AND EQUIPMENT, NET

        In the second quarter of 1998, the Company recorded a charge of $586,000 related to a custom-built packaging machine that failed the factory acceptance test and Company specifications.

NOTE 6 -  NET INCOME PER SHARE

        The following table reconciles net income per share (basic) to net income per share (diluted) (in thousands, except per share amounts):


                                                     Three months ended                  Six months ended
                                                          June 30,                           June 30,
                                               ------------------------------    ------------------------------
                                                   1998              1997             1998             1997
                                               -------------    -------------    -------------    -------------
Net income used  in the net income
     per share (basic) calculation             $       7,390    $       4,917    $      13,234    $       6,719
Preferred stock dividends                                 --               21               --               41
                                               -------------    -------------    -------------    -------------

Net income used in the net income per
     share (diluted) calculation               $       7,390    $       4,938    $      13,234    $       6,760
                                               =============    =============    =============    =============

Weighted average common shares
     outstanding                                      22,302           16,583           22,112           16,573
Weighted average dilutive potential
     common shares                                     1,136            3,000            1,196            3,005
                                               -------------    -------------    -------------    -------------

Weighted average common and
     dilutive potential common shares
     outstanding                                      23,438           19,583           23,308           19,578
                                               =============    =============    =============    =============

Net income per share (basic)                   $        0.33    $        0.30    $        0.60    $        0.41
                                               =============    =============    =============    =============
Net income per share (diluted)                 $        0.32    $        0.25    $        0.57    $        0.35
                                               =============    =============    =============    =============


NOTE 7 -  ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES

         Accumulated other comprehensive income consists of the following (in thousands):


                                          FOREIGN                  ACCUMULATED
                                         CURRENCY     UNREALIZED       OTHER
                                        TRANSLATION    GAINS ON    COMPREHENSIVE
                                        ADJUSTMENT    SECURITIES       INCOME
                                      -------------  ------------- -------------
Balances at December 31, 1997                  (531)            11          (520)
Current-period change                             2              4             6
                                      -------------  ------------- -------------
Balances at June 30, 1998                      (529)            15          (514)
                                      =============  ============= =============

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

        Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the impact of intense competition, uncertainties in demand for and market acceptance of the Company's products; changes in trade practices and the risk of trade practice litigation; and the risks of developing new automated production technology and manufacturing facilities. These and other risks are described in the section labeled "Factors That May Affect Future Results," and in the Company's SEC reports and filings, including its annual report on Form 10-K for the fiscal year ended December 31, 1997 and its quarterly report on Form 10-Q for the quarterly period ended March 31, 1998. The Company has identified with a preceding asterisk ("*"), various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "future", "intends", "would", "may" and similar expressions are also intended to identify forward-looking statements. However, the asterisk and these words are not the exclusive means of identifying such statements. In addition, the section labeled "Factors That May Affect Future Results", which has no asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.



RESULTS OF OPERATIONS


Net Sales


                                           Three Months Ended June 30,
                                      -----------------------------------
                                          1998                   1997                % Change
                                      -------------         -------------         -------------
U.S.                                  $  30,320,000         $  23,046,000                  31.6%
As a percentage of net sales                   79.7%                 79.2%
International                         $   7,699,000         $   6,044,000                  27.4%
As a percentage of net sales                   20.3%                 20.8%
                                      -------------         -------------
Net sales                             $  38,019,000         $  29,090,000                  30.7%


                                            Six Months Ended June 30,
                                      -----------------------------------
                                          1998                  1997                 % Change
                                      -------------         -------------         -------------
U.S.                                  $  55,672,000         $  41,950,000                  32.7%
As a percentage of net sales                   79.3%                 79.2%
International                         $  14,518,000         $  11,019,000                  31.8%
As a percentage of net sales                   20.7%                 20.8%
                                      -------------         -------------
Net sales                             $  70,190,000         $  52,969,000                  32.5%

        Net sales represents gross sales less volume discounts, trial set discounts, prompt payment discounts and allowances for sales returns. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. Substantially all of the growth in net sales from the quarter and six months ended June 30, 1997 to the quarter and six months ended June 30, 1998 resulted from increased sales of the Company's lenses marketed for weekly disposable replacement regimens. Unit sales of the Company's lenses marketed for weekly disposable replacement regimens increased 62.0% from the second quarter of 1997 to the second quarter of 1998 and 63.6% from the six months ended June 30, 1997 to the six months ended June 30, 1998. During the quarter and six months ended June 30, 1998, 89.4% and 88.7%, respectively, of all lenses sold were for use in the weekly disposable replacement regimen, compared to 82.9% and 83.2% during the quarter and six months ended June 30, 1997, respectively. Unit sales of the Company's lenses marketed for monthly replacement regimens increased 17.5% and lenses for annual replacement regimens declined 15.2% from the second quarter of 1997 to the second quarter of 1998. The growth in the Company's international sales grew at a slower rate than recent quarters due to the sale of the Canadian custom toric business during the fourth quarter of 1997, currency fluctuations and reductions in the Company's selling prices into the Asian market in response to the economic conditions there. The Company's overall average selling price declined approximately 12.7% and 13.6% from the quarter and six months ended June 30, 1997 to the quarter and six months ended June 30, 1998, respectively, as a result of a continued shift in product mix towards sales of lower priced products for weekly disposable replacement regimens. During the second quarter of 1998, the Company's largest competitor restructured its U.S. prices to offer discounts for volume and growth. The Company will be matching that pricing plan in most respects starting in the third quarter of 1998. *The Company also plans to introduce a lens for the daily disposable replacement regimen in Japan during the fourth quarter of 1998 and in Europe and the U.S. during the first half of 1999 at a price substantially less than the current price for lenses marketed for the weekly disposable replacement regimen. *The Company expects that the overall average selling price that it realizes across its products will continue to decline over time, and may decline at a greater rate than in the past, because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for weekly disposable replacement regimens and, in the future, to lenses marketed for daily disposable replacement regimes, (ii) decreases in the average per unit selling prices of lenses marketed for disposable replacement regimens, including decreases resulting from the Company's new pricing plan and (iii) increases in products sold internationally to distributors at prices lower than direct sales prices in the United States. *The Company does not expect there to be significant growth, if any, in its sales of lenses for annual replacement as a result of the continuing shift in consumer demand towards more frequent replacement regimens. *The Company does not believe that its net sales growth rate from the quarter and six months ended June 30, 1997 to the quarter and six months ended June 30, 1998, respectively, is indicative of the Company's long-term sales growth rate.


Gross Profit


                                         Three Months Ended June 30,
                                      -----------------------------------
                                           1998                  1997                % Change
                                      -------------         -------------         -------------
Gross profit                          $  26,334,000         $  18,132,000                  45.2%
As a percentage of net sales                   69.3%                 62.3%


                                          Six Months Ended June 30,
                                      -----------------------------------
                                           1998                  1997                % Change
                                      -------------         -------------         -------------
Gross profit                          $  48,364,000         $  32,549,000                  48.6%
As a percentage of net sales                   68.9%                 61.4%

        Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, royalties to third parties and amortization of certain intangible assets. A substantial portion of the Company's cost of sales is fixed and therefore declines as a percentage of net sales as volume increases. The increase in gross profit from the quarter and six months ended June 30, 1997 to the quarter and six months ended June 30, 1998 was due primarily to increased net sales, and to decreases in per unit production costs resulting from the implementation of certain process improvements and increases in manufacturing volume. *The Company expects cost reductions resulting from improvements in the Company's current production process to be less significant in the immediate future. *The Company intends to add new, automated production technology at its United Kingdom and Puerto Rico facilities, and is currently validating the first of these automated production lines, and anticipates commencing production on these new lines during the fourth quarter of 1998. *The new manufacturing technology is designed to further reduce the Company's per unit cost of production over time, although such cost reductions may not be seen until future periods and are dependant in part on increases in production volume to offset the higher depreciation costs (which are a component of cost of goods sold) associated with the new production lines. *In addition, as described above in "Net Sales", the Company expects that its overall average selling price on its current products will continue to decline over time, and that accordingly the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even maintain, its gross margins on such products. See "Factors That May Affect Future Results Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations." *The Company expects that the introduction of a lower priced lens marketed for the daily disposable replacement regimen in the fourth quarter of 1998 will result in a decline in the average selling price of the Company's products, while reductions in costs of sales will likely not reach comparable levels until subsequent periods, if at all. *Accordingly, the Company expects its gross margins to decrease, at least in the first several quarters following the introduction of lenses marketed for daily replacement regimens and also expects that gross margins may fluctuate more significantly than in the past. See "Factors That May Affect Future Results
- Fluctuations in Operating Results; Seasonality; Decreasing Average Sales Prices."


Selling and Marketing Expenses


                                          Three Months Ended June 30,
                                      -----------------------------------
                                           1998                 1997                % Change
                                      -------------         -------------         -------------
Selling and marketing expenses        $  10,515,000         $   6,198,000                  69.7%
As a percentage of net sales                   27.7%                 21.3%


                                          Six Months Ended June 30,
                                      -----------------------------------
                                          1998                  1997                 % Change
                                      -------------         -------------         -------------
Selling and marketing expenses        $  19,246,000         $  11,972,000                  60.8%
As a percentage of net sales                   27.4%                 22.6%



         Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eyecare practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements made principally to chain stores and mass merchants to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. Such activities may include but are not limited to advertising, in-house promotion, displays and mailings. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. The increase, both in dollars and as a percentage of net sales, from the quarter and six months ended June 30, 1997 to the quarter and six months ended June 30, 1998 resulted primarily from increases in cooperative merchandising allowances and, to a lesser extent, from increased shipments of diagnostic lenses, increases in the size of the U.S. sales force and increases in royalties which are due on certain U.K. sales. The increase in cooperative merchandising allowances was primarily attributable to the 62.0% unit growth in lenses marketed for weekly disposable replacement regimens as well as the growth in sales to the optical retail channel which tends to carry a higher level of these allowances. *The Company anticipates that its new pricing plan will lead to a reduction in the rate of growth of cooperative merchandising allowances starting in the fourth quarter of 1998. *However, the Company believes selling and marketing expenses, particularly cooperative merchandising allowances, are likely to continue to grow at a faster rate than the overall increase in sales as the Company seeks to increase its market share and respond to pricing and promotional pressures from competitors.


General and Administrative Expenses


                                          Three Months Ended June 30,
                                      -----------------------------------
                                          1998                  1997                 % Change
                                      -------------         -------------         -------------
General and administrative expenses   $   5,740,000         $   4,676,000                  22.8%
As a percentage of net sales                   15.1%                 16.1%


                                          Six Months Ended June 30,
                                      -----------------------------------
                                          1998                  1997                % Change
                                      -------------         -------------         -------------
General and administrative expenses   $  11,006,000         $  10,075,000                   9.2%
As a percentage of net sales                   15.7%                 19.0%


        General and administrative expenses are comprised primarily of salaries and benefits for general and administrative, distribution, research and development personnel, non-manufacturing facilities costs, professional services, and consultants' fees. General and administrative expenses increased in dollars but decreased as a percentage of sales from both the quarter and six months ended June 30, 1997 to the quarter and six months ended June 30, 1998. Included in the expense for the second quarter of 1998 is a charge of $586,000 related to a custom-built packaging machine which failed factory acceptance tests and Company specifications. Without this one-time expense, general and administrative expenses would have increased 10.2% and 3.4% from the quarter and six months ended June 30, 1997 to the quarter and six months ended June 30, 1998, due primarily to the additional infrastructure related to the requirements of being a publicly held company. The increase in general and administrative expenses was substantially less than the increases in net sales of 30.7% and 32.5% for the same periods due primarily to the automation of the Company's distribution centers and the leverage from utilizing the infrastructures of the Company's international partners rather than establishing direct operations overseas. *The Company believes that if net sales grow, its general and administrative expenses will increase in absolute dollars, but decrease as a percentage of net sales.

Income from operations


                                           Three Months Ended June 30,
                                      -----------------------------------
                                           1998                  1997               % Change
                                      -------------         -------------         -------------
Income from operations                $  10,079,000         $   7,258,000                  38.9%
As a percentage of net sales                   26.5%                 25.0%


                                          Six Months Ended June 30,
                                      -----------------------------------
                                          1998                  1997                % Change
                                      -------------         -------------         -------------
Income from operations                $  18,112,000         $  10,502,000                  72.5%
As a percentage of net sales                   25.8%                 19.8%


         The increase in income from operations, both in dollars and as a percentage of net sales, is due primarily to increased sales and improved gross margins.


Interest and Other Income (Expense), Net


                                         Three Months Ended June 30,
                                      -----------------------------------
                                          1998                   1997               % Change
                                      -------------         -------------         -------------
Interest and other
     income (expense), net            $     478,000         $    (204,000)                   NA
As a percentage of net sales                    1.3%                 (0.7%)


                                          Six Months Ended June 30,
                                      -----------------------------------
                                          1998                  1997                 % Change
                                      -------------         -------------         -------------
Interest and other
     income (expense), net            $     794,000         $    (845,000)                   NA
As a percentage of net sales                    1.1%                 (1.6%)


        The increase in interest and other income (expense), net from the quarter and six months ended June 30, 1997 to the quarter and six months ended June 30, 1998 resulted primarily from a reduction in interest expense as the aggregate amount of the Company's borrowings was reduced following its initial public offering in August 1997 and an increase in interest earned as a result of the investment of a portion of the net proceeds from the Company's initial public offering.


Income Taxes


                                          Three Months Ended June 30,
                                      -----------------------------------
                                          1998                  1997                % Change
                                      -------------         -------------         -------------
Income taxes                          $   3,167,000         $   2,116,000                  49.7%
Effective tax rate                             30.0%                 30.0%


                                           Six Months Ended June 30,
                                      -----------------------------------
                                           1998                 1997                % Change
                                      -------------         -------------         -------------
Income taxes                          $   5,672,000         $   2,897,000                  95.8%
Effective tax rate                             30.0%                 30.0%

        The Company's effective tax rate remained constant at 30% from the quarter and six months ended June 30, 1997 to the quarter and six months ended June 30, 1998. Earnings attributable to the Company's Puerto Rican operations are partially exempt from U.S. taxation. *The Company anticipates that it will continue to benefit from the favorable effect of this partial exemption through 2001, with limited exemption during the transition period from 2002 through 2006, when the benefit will expire under the current provisions of the Internal Revenue Code. *The Company continues to evaluate various tax planning strategies to maintain or reduce its effective tax rate. *In addition, the Company's planned installation of the automated production technology in Puerto Rico could cause an increase in the Company's tax rate if the automation results in a reduction in the Company's labor costs in Puerto Rico relative to its Puerto Rican earnings.



LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1998, the Company had a cash and cash equivalents balance of $27.6 million, compared to a cash and cash equivalents balance of $27.9 million at December 31, 1997. Cash from operations essentially offset net purchases of short-term and long-term investments and purchases of property and equipment. Working capital increased slightly from $56.0 million at December 31, 1997 to $59.4 million at June 30, 1998. The increase in working capital was due primarily to the increase in short-term investments. The Company had $29.6 million in short-term and long-term investments as of June 30, 1998, compared to $19.1 million as of December 31, 1997. The Company's short-term and long-term investments may be easily liquidated at minimal cost

        In the first six months of 1998, net cash provided by operating activities of $21.1 million, was derived principally from net income of $13.2 million, adjusted primarily for depreciation and amortization of $2.9 million and a $3.5 million increase in income and other taxes payable due to differences between the timing of estimated tax payments and the accrual of the related tax expense. Net cash provided by operating activities in the six months ended June 30, 1998 increased $10.5 million compared to the six months ended June 30, 1997, due primarily to the increase in net income and changes in operating assets and liabilities.

        Net cash used in investing activities in the first six months of 1998 was $22.4 million. During this period, the Company used $11.9 million to purchase property and equipment, and $10.5 million for net purchases of short-term and long-term investments. Net cash used in investing activities in the six months ended June 30, 1998 increased $14.3 million compared to the six months ended June 30, 1997, due primarily to increased purchases of property and equipment and short-term and long-term investments, offset in part by the effect of the purchase of intangible assets in the first quarter of 1997 as part of the settlement of certain United Kingdom litigation. *The Company anticipates that capital expenditures will be approximately $31 million for the remainder of 1998 as the Company invests in the development and implementation of automated production technology at its manufacturing facilities and the development and construction of a new Puerto Rican manufacturing facility. *However, the amount of capital expenditures may increase or decrease, as the Company may accelerate or delay the implementation of the automated production lines based on market conditions and demand for its products. *The Company expects to finance the acquisition of property, plant and equipment using cash from operations for the foreseeable future without the need for debt or equity financing. See "Factors That May Affect Future Results - Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations."

        Net cash provided by financing activities in the first six months of 1998 was $1.1 million. The increase of $3.6 million from the first six months of 1997 to the first six months of 1998 was due primarily to the decrease in net repayment of debt of $2.3 million. The Company repaid all debt outstanding under its previous credit facility with Comerica Bank-

California with proceeds from the initial public offering and therefore, the average debt outstanding was significantly lower in the first six months of 1998 than in the first six months of 1997. Additionally the Company received $1.2 million in proceeds from stock option exercises in the first six months of 1998. The Company also received net proceeds of $143,000 from the secondary offering of common stock. The Company used the proceeds primarily to pay the expenses incurred in the offering.

        In addition to cash, cash equivalents, short-term investments and long-term investments, the Company has a credit facility with Comerica Bank - California. Under the Comerica Credit Agreement, the Company and its subsidiary Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") can borrow up to an aggregate of $30.0 million. The Comerica Credit Agreement provides for up to $20.0 million of revolving credit loans to the Company and up to $10.0 million of term loans to Ocular Sciences Puerto Rico. Revolving credit borrowings under the Comerica Credit Agreement bear interest at the bank's base rate or at 1.00% to 1.50% above the eurodollar rate, and term loans bear interest at the bank's base or at 1.25% to 1.75% above the eurodollar rate, in each case with the applicable margin over the eurodollar rate depending on the Company's ratio of debt to tangible net worth. As of June 30, 1998, there were no revolving credit loans outstanding under the Comerica Credit Agreement. $2.4 million of term loans were borrowed on November 7, 1997 and used to repay outstanding loans from the Banco Bilbao de Vizcaya, and the remaining $7.6 million of term loans will be available to finance the construction and development of the Company's planned new Puerto Rican manufacturing facility. The revolving credit loans will be available through June 30, 2000 and the term loan facility provides for advances through April 30, 1999, at which time the principal amount outstanding will become payable over twenty-two quarterly principal installments, with a final maturity date of October 31, 2004. The Company is required to maintain minimum ratios of debt to tangible net worth and of current assets to current liabilities, and a minimum tangible net worth. Borrowings under the Comerica Credit Agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding capital stock of the Company's United Kingdom and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other's borrowings under the Comerica Credit Agreement.

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



YEAR 2000

        The Company is in the process of replacing its information systems with new systems that function properly with respect to dates in the Year 2000 and thereafter. *The Company has implemented several of these applications and anticipates implementing the other planned applications by the middle of 1999. *The Company expects that, with the new information system, the Year 2000 issue will not pose significant operational problems for the Company's computer system, however, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of the new information system and the Company's inability to install such a system could have an adverse effect on future results of operations.

        The Company has not fully determined the extent to which it may be impacted by third parties' systems, which may not be Year 2000-compliant. The Year 2000 computer issue creates risk for the Company from third parties with whom the Company works on business transactions worldwide. *While the Company has begun efforts to seek reassurance from its suppliers and service providers, there can be no assurance that the systems of other companies that the Company works with or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company. See "Factors That May Affect Future Results - Uncertain Ability to Manage Growth: Risks Associated with Implementation of New Management Information Systems.



FACTORS THAT MAY AFFECT FUTURE RESULTS

        The Company's future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and elsewhere in this Report.

        As referenced in the first paragraph of Part 1 - Item 2, this section consists primarily of forward-looking statements and associated risks but, for improved readability, does not include asterisks.

        Intense Competition. The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. The Company's products compete with products offered by a number of larger companies including the Vistakon division of Johnson & Johnson ("Johnson & Johnson"), Ciba-Geigy Corporation ("Ciba-Geigy"), Bausch & Lomb, Inc. ("Bausch & Lomb"), Wesley Jessen VisionCare, Inc. ("Wesley Jessen") and The Cooper Companies, Inc. ("Cooper"), which recently acquired Aspect Vision Care Ltd. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. The Company believes that certain of its competitors are expanding, or are planning to expand their manufacturing capacity, and are implementing new, more automated manufacturing processes, in order to support anticipated increases in volume. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. In addition, the Company's largest competitor restructured its U.S. prices, during the second quarter of 1998, to offer discounts for volume and growth. The Company has decided to match that pricing plan in most respects. The Company's competitors may continue to reduce prices to achieve the sales volumes necessary to utilize their increased capacity, or for other reasons. Future price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to either match the competitor's pricing plan or reduce its prices in response. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. Any significant decrease in the Company's costs per lens will depend, in part, on the Company's ability to increase its sales volume and production capacity. There can be no assurance that the Company will be able to continue to increase its sales volume or reduce its per unit production costs. In response to competition, the Company may also increase cooperative merchandising allowances or otherwise increase spending, which may adversely affect its business, financial condition and results of operations. The failure of the Company to respond to competitive pressures, and particularly price competition, in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations. See " -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

        The market for contact lenses is shifting from lenses marketed for annual replacement regimens, where the Company has significant experience and a leading market position, to lenses marketed for weekly and daily disposable replacement regimens, where the Company is less experienced and has a significantly smaller market share. The weekly disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue product produced by Johnson & Johnson. The Company believes that the per unit production costs of Johnson & Johnson and certain of the Company's other competitors are currently lower than those of the Company. Further price reductions by Johnson & Johnson or certain of the Company's other competitors could limit or reduce the Company's market share in the weekly disposable replacement segment and, as a result, could materially adversely affect the Company's business, financial condition and results of operations. The Company is introducing a lens marketed for the daily disposal regimen in the fourth quarter of 1998 in Japan and in the first half of 1999 in Europe and the U.S. The Company's ability to enter and to compete effectively in the daily market will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs.

        The Company believes that its manufacturing process technology, lens designs and marketing strategies differentiate it from its leading competitors. However, there can be no assurance that competitors will not adopt technologies, lens designs or marketing strategies that are similar to those used by the Company. Any such action by competitors could have a material adverse effect on the Company's business, results of operations and financial condition. In this regard, Cooper's acquisition of Aspect Vision Care Ltd. in December 1997, has given them the ability to market in the U.S. a new line of contact lenses for weekly and monthly replacement regimens that utilize a manufacturing process technology that is based in significant part on technology also licensed to and used by the Company.

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

        The Company intends to add new, highly automated production technology at its facilities in the United Kingdom and Puerto Rico to increase its manufacturing capacity and reduce its per unit manufacturing costs. However, there can be no assurance that the Company will be able to implement this automated technology on a timely basis or that the automated technology will operate as efficiently as expected. The Company has encountered a delay in implementing the first line of this automated technology, has had to write off the cost of a custom made piece of equipment, and there can be no assurance that it will not encounter significant delays and difficulties in the future. For example, suppliers could miss their equipment delivery schedules, the efficiency of the new production lines and facility could improve less rapidly than expected, if at all, or the equipment or processes could require longer design time than anticipated, or redesigning after installation. In addition, the new production technology will involve processes and equipment with which the Company and its personnel are not experienced. Difficulties experienced by the Company in automating its manufacturing process could impair the Company's ability to reduce its per unit production costs and to compete in the weekly and daily disposable replacement market and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the installation of this automated production technology in Puerto Rico could increase the Company's tax rate if it results in a significant reduction in the Company's labor costs in Puerto Rico in relation to its Puerto Rican earnings.

        The Company currently expects that from 1998 through the end of 2000, it will invest approximately $75.0 million in capital expenditures on automated production lines in the United Kingdom and Puerto Rico and expects to continue to invest in additional automated production lines after this period. The Company intends to finance these capital expenditures with net cash provided by operating activities, existing cash balances and borrowings under its credit facilities. No assurances can be given as to the availability of such net cash from operations or borrowings, and if such funds are not available, the Company could be required to curtail the installation of the automated lines.

        The Company is currently experiencing space constraints at its Puerto Rican facility. As a result, the Company intends to relocate its Puerto Rican manufacturing operations to a substantially larger new facility being constructed to the Company's specifications and leased to the Company by the Puerto Rico Industrial Development Company. The development and construction of a new manufacturing facility is subject to significant risks and uncertainties, including cost estimation errors and overruns, construction delays, weather problems, equipment delays or shortages, production start-up problems and other factors. As many of such factors are beyond the Company's control, the Company cannot predict the length of any such delays, which could be substantial. Construction of the new facility began during the fourth quarter of 1997 and is expected to be completed during the first quarter of 1999. There can be no assurances as to when the Company will complete construction and begin production. Before this new facility begins production, it must be inspected by the U.S. Food and Drug Administration (the "FDA") for compliance with current good manufacturing practices ("GMP"), and the inspection and approval process could significantly delay the Company's ability to begin production in this new facility.

        The Company's development of a new facility and implementation of the new automated production technology will result in new fixed and operating expenses, including substantial increases in depreciation expense that will increase the Company's cost of sales. If revenue levels do not increase sufficiently to offset these new expenses, the Company's operating results could be materially adversely affected. There can be no assurance that the Company will not encounter unforeseen difficulties, costs or delays in automating its production process, in constructing and equipping the new manufacturing facility in Puerto Rico or in commencing production on the new lines and at the new facility. Any such difficulties or delays would limit the Company's ability to increase production volume and lower per unit costs (and consequently prices), would limit the Company's ability to compete in the weekly and daily disposable replacement regimen markets and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Fluctuations in Operating Results; Seasonality; Decreasing Average Sales Prices. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors. The Company's quarterly results can be affected significantly by pricing changes by the Company or its competitors, the Company's ability to increase manufacturing capacity efficiently and to reduce per unit manufacturing costs, the time and costs involved in expanding existing distribution channels and establishing new distribution channels, discretionary marketing and promotional expenditures such as cooperative merchandising allowances paid to the Company's customers, timing of the introduction of new products by the Company or its competitors, inventory shortages, timing of regulatory approvals and other factors. The Company's customers generally do not have long-term commitments to purchase products and products are generally shipped as orders are received. Consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based on sales forecasts. If sales levels fall below expectations, operating results are likely to be materially adversely affected. In particular, net income may be disproportionately affected because only a small portion of the Company's expenses varies with net sales in the short term. In response to competition, the Company may reduce prices, increase cooperative merchandising allowances or otherwise increase marketing expenditures, and such responses may adversely affect the Company's business, financial condition and results of operations. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company's net sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

        The Company expects that the overall average selling price that it realizes across its products will decline over time because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for weekly disposable replacement regimens and, in the future, to lenses marketed for daily disposability, (ii) decreases in the prices of lenses marketed for disposable replacement regimens, including decreases resulting from the Company's new pricing plan and (iii) increases in products sold internationally through distributors at prices lower than direct sales prices in the United States. The Company does not expect there to be significant growth in its sales of lenses marketed for annual or monthly replacement. Accordingly, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margins. The Company does not believe that its recent net sales and operating income growth rates are indicative of the Company's long-term growth rates.

        Need to Increase Sales of Lenses Marketed for Weekly and Daily Disposable Replacement Regimens. The market for contact lenses is shifting from lenses marketed for annual replacement regimens, where the Company has significant experience and a leading market position, to lenses marketed for weekly and daily disposable replacement regimens, where the Company is less experienced and has a significantly smaller market share. The Company's success depends on both continued growth of the weekly disposable replacement market and increased penetration of this market by the Company's products. There can be no assurance that the Company's contact lenses marketed for weekly disposable replacement regimens will achieve widespread consumer acceptance, or that net sales or net income from the sale of such lenses will be sufficient to offset the decline in the Company's net sales or net income from its contact lenses marketed for annual replacement regimens, which have higher prices and gross margins. The Company anticipates that prices for its products targeted for weekly disposable replacement regimens will decline in the future. In addition, the lenses currently offered in the United States by the Company in the disposable segment are marketed for weekly and monthly replacement regimens. Certain of the Company's competitors have introduced lenses for daily replacement at lower prices than their current weekly and monthly disposable lenses. The Company plans to introduce a lens marketed for daily disposability in Japan in the fourth quarter of 1998 and in Europe and the U.S. in the first half of 1999. The Company's ability to enter and to compete effectively in the market for lenses marketed for daily disposal will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs. The Company's ability to increase volume and reduce costs is also dependent upon the success of the market for daily disposability, which is currently relatively small.

        Risks Relating to International Operations; Need to Increase Sales in International Markets. In 1996, 1997 and the first six months of 1998, the Company's international sales represented 18.2%, 21.0% and 20.7%, respectively, of the Company's net sales. In addition, a substantial portion of the Company's products is manufactured in the United Kingdom. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign consumer preferences, disruptions or delays in shipments, changes in currency exchange rates, longer accounts receivable payment cycles and greater difficulties in collecting accounts receivable, foreign tax laws or tariffs, political unrest and changing economic conditions in countries in which the Company's products are sold or manufacturing facilities are located. These factors, among others, could adversely affect the Company's ability to sell its products in international markets, as well as its ability to manufacture its products. If any such factors were to render the conduct of business in a particular country undesirable or impractical, there could be a material adverse effect on the Company's business, financial condition and results of operations. The Company and its representatives, agents and distributors are also subject to the laws and regulations of foreign jurisdictions in which they operate or in which the Company's products are sold, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

        A substantial portion of the Company's sales and expenditures are collected or paid in currencies other than the U.S. dollar. Therefore, the Company's operating results are affected by fluctuations in foreign currency exchange rates. In the three and six months ended June 30, 1998, the Company had an exchange loss of $75,000 and $225,000, respectively, primarily relating to changes in exchange rate between the U.S. dollar and the U.K. pound sterling. There can be no assurance that in the future exchange rate movements will not have a material adverse effect on the Company's sales, gross profit, operating expenses or foreign currency exchange gains and losses.

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

        Additionally, the Year 2000 computer issue creates risk for the Company from third parties with whom the Company works on business transactions worldwide. While the Company has begun efforts to seek reassurance from its suppliers and service providers, there can be no assurance that the systems of other companies that the Company works with or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company will not have an adverse effect on the Company.

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

        The aggregate net offering proceeds to the Company from the initial public offering after deducting the total expenses described above was $53.7 million. From the effective date of the Registration Statement through June 30, 1998, such proceeds were used for the following purposes:


Construction of plant, building and facilities ...........           $ 2,614,000
Purchase and installation of machinery and equipment .....            16,742,000
Repayment of indebtedness ................................            14,728,000
Working capital ..........................................            12,928,000
Cash equivalents .........................................                     0
Final payment pursuant to UK settlement agreement ........             6,685,000


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


        (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the period ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                OCULAR SCIENCES, INC.
                                (Registrant)




Date: August 12, 1998           /s/ Gregory E. Lichtwardt
                                --------------------------------------
                                Gregory E. Lichtwardt
                                Vice President, Finance,
                                Chief Financial Officer, and Treasurer
                                (Duly Authorized Officer and Chief
                                Accounting Officer)

Exhibit
Number                                                 Description                          Page
------                                                 -----------                          ----
 11.01   -    Statement regarding computation of net income per share (basic and diluted)    29

 27.01   -    Financial Data Schedule                                                        31