Form 10-Q
period 1998-09-30
OCULAR SCIENCES INC /DE/
filed 1998-11-13
CIK 882484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____ to _____

                           COMMISSION FILE NO. 0-22623

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




Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ] .


As of October 31, 1998, there were 22,438,621 outstanding shares of the Registrant's Common Stock, par value $0.001 per share.

                              OCULAR SCIENCES, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION                                                        Page
                                                                                       ----
ITEM 1.  FINANCIAL STATEMENTS

               Consolidated Balance Sheets -
               September 30, 1998 and December 31, 1997                                 3

               Consolidated Statements of Income -
               Three and Nine Months Ended September 30, 1998 and 1997                  4
               Consolidated Statements of Comprehensive Income -
               Three and Nine Months Ended September 30, 1998 and 1997                  5
               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1998 and 1997                            6

               Notes to Consolidated Financial Statements                               7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                 10

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                     25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                              26

         SIGNATURES                                                                    27

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                              OCULAR SCIENCES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                           September 30,   December 31,
                                                                              1998             1997
                                                                           (unaudited)      (audited)
                                                                           -----------     ------------
ASSETS

Current Assets:
    Cash and cash equivalents                                               $  32,389       $  27,895
    Restricted cash                                                               489             464
    Short-term investments                                                     18,656          10,000
    Accounts receivable, less allowance for sales returns and doubtful
        accounts of $2,255 and $1,655 for 1998 and 1997, respectively          21,316          18,785
    Inventories                                                                12,014          12,941
    Loans to officers and employees                                               300             927
    Other current assets                                                        5,326           5,173
                                                                            ---------       ---------
           Total Current Assets                                                90,490          76,185


Property and equipment, net                                                    53,360          36,248
Intangible assets, net                                                          7,446           8,137
Long-term investments                                                          10,173           9,070
Other assets                                                                      158              95
                                                                            =========       =========
           Total Assets                                                     $ 161,627       $ 129,735
                                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                        $   5,233       $   3,723
    Accrued liabilities                                                        10,303           9,354
    Accrued cooperative merchandise allowances                                  6,169           4,238
    Current portion of long-term debt                                             480             445
    Current deferred taxes                                                      2,203           2,159
    Income and other taxes payable                                              4,409             278
                                                                            ---------       ---------
                 Total Current Liabilities                                     28,797          20,197
    Long-term debt, less current portion                                        3,086           3,434
                                                                            ---------       ---------
           Total Liabilities                                                   31,883          23,631

Stockholders' Equity:
    Common stock, $0.001 par value; 80,000,000
       shares authorized; 22,437,901 and 21,738,166 shares
       issued and outstanding for 1998 and 1997, respectively                      22              22
    Additional paid-in capital                                                 71,950          70,438
    Retained earnings                                                          58,223          36,164
    Accumulated other comprehensive income                                       (451)           (520)
                                                                            ---------       ---------
           Total Stockholders' Equity                                         129,744         106,104
                                                                            ---------       ---------

           Total Liabilities and Stockholders' Equity                       $ 161,627       $ 129,735
                                                                            =========       =========



          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                 (In thousands, except share and per share data)


                                               Three months ended                      Nine months ended
                                                  September 30,                          September 30,
                                         -------------------------------       -------------------------------
                                             1998               1997               1998               1997
                                         ------------       ------------       ------------       ------------
Net sales                                $     41,701       $     33,095       $    111,891       $     86,064
Cost of sales                                  13,053             10,391             34,879             30,811
                                         ------------       ------------       ------------       ------------
        Gross profit                           28,648             22,704             77,012             55,253

Selling and marketing expenses                 11,124              7,410             30,370             19,382
General and administrative expenses             5,057              4,602             14,602             13,589
Research and development expenses                 386                622              1,847              1,710
                                         ------------       ------------       ------------       ------------
        Income from operations                 12,081             10,070             30,193             20,572

Interest expense                                  (76)              (309)              (240)            (1,258)
Interest income                                   827                319              2,092                386
Other (expense) income                           (225)              (453)              (532)              (416)
                                         ------------       ------------       ------------       ------------
        Income before taxes                    12,607              9,627             31,513             19,284

Income taxes                                   (3,782)            (2,889)            (9,454)            (5,786)
                                         ------------       ------------       ------------       ------------
        Net income                              8,825              6,738             22,059             13,498

Preferred stock dividends                          --                 (8)                --                (49)
                                         ------------       ------------       ------------       ------------
        Net income applicable
         to common stockholders          $      8,825       $      6,730       $     22,059       $     13,449
                                         ============       ============       ============       ============

Net income per share data:

      Basic                              $       0.39       $       0.34       $       0.99       $       0.76
                                         ============       ============       ============       ============

      Diluted                            $       0.38       $       0.31       $       0.95       $       0.66
                                         ============       ============       ============       ============

Weighted average common
   shares outstanding:
      Basic                                22,413,359         20,008,761         22,213,744         17,716,174
                                         ============       ============       ============       ============

      Diluted                              23,304,495         22,019,450         23,311,944         20,387,596
                                         ============       ============       ============       ============



          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (UNAUDITED)
                                 (In thousands)


                                               Three months ended         Nine months ended
                                                 September 30,              September 30,
                                              --------------------      --------------------
                                               1998         1997         1998         1997
                                              -------      -------      -------      -------
Net income                                    $ 8,825      $ 6,738      $22,059      $13,498

 Other comprehensive income
      Foreign currency translation
        adjustment                                 27          293           29           75

      Unrealized holding gain on
        securities arising during
             the period                            36           --           40           --
                                              -------      -------      -------      -------

Other comprehensive net income                     63          293           69           75
                                              -------      -------      -------      -------

Comprehensive income                          $ 8,888      $ 7,031      $22,128      $13,573
                                              =======      =======      =======      =======



          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (In thousands)

                                                                      Nine months ended
                                                                         September 30,
                                                                    -----------------------
                                                                      1998           1997
                                                                    --------       --------
Cash flows from operating activities:
    Net income                                                      $ 22,059       $ 13,498
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                  4,366          5,238
        Tax benefit from employee stock option exercise                   --          7,869
        Allowances for sales returns and doubtful accounts               922            795
        Provision for excess and obsolete inventory                      823            754
        Provision for damaged and scrap products                         567            584
        Provision for property and equipment                             586             --
        Exchange loss (gain)                                             384            326
        Deferred income taxes                                           (156)          (933)
      Changes in operating assets and liabilities:
        Accounts receivable                                           (3,420)        (1,030)
        Inventories                                                     (409)        (1,684)
        Other current and non-current assets                             567         (5,817)
        Accounts payable                                               1,463           (274)
        Accrued liabilities                                            2,204          4,163
        Income and other taxes payable                                 4,134           (928)
                                                                    --------       --------

               Net cash provided by operating activities              34,090         22,561
                                                                    --------       --------

Cash flows from investing activities:
       Purchase of property and equipment                            (20,717)        (9,871)
       Purchase of available-for-sale short-term and long-term
            Investments                                              (23,993)       (10,190)
       Sales and maturities of available-for-sale short-term
            and long-term investments                                 14,274             --
       Purchase of marketing rights and license agreement                 --         (8,817)
       Payments from (deposits to) restricted cash                       (10)         1,228
                                                                    --------       --------

               Net cash used in investing activities                 (30,446)       (27,650)
                                                                    --------       --------

Cash flows from financing activities:
       Proceeds from issuance of long-term debt                           --          5,929
       Repayment of long-term debt                                      (288)       (24,744)
       Proceeds from public offering of common stock, net                133         53,629
       Preferred stock dividends                                          --            (63)
       Proceeds from issuance of common stock                          1,378            504
                                                                    --------       --------

               Net cash provided by financing activities               1,223         35,255
Effect of exchange rate changes on cash and cash equivalents            (373)           (38)
                                                                    --------       --------

                         Net increase in cash and cash
                               equivalents                             4,494         30,128

Cash and cash equivalents at beginning of period                      27,895          3,795
                                                                    --------       --------

Cash and cash equivalents at end of period                          $ 32,389       $ 33,923
                                                                    ========       ========

Supplemental cash flow disclosures:

      Cash paid during the year for:

        Interest                                                    $    245       $  1,320
                                                                    ========       ========

        Income taxes                                                $  5,772       $  2,775
                                                                    ========       ========


          See accompanying notes to consolidated financial statements.

                              OCULAR SCIENCES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PREPARATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial condition as of September 30, 1998 and the results of its operations, and its cash flows for the three and nine month periods ended September 30, 1998 and 1997. These financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997, including notes thereto, included in the Company's Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


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

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivatives instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The Company anticipates that adoption of this Statement will not have a material effect on the consolidated financial statements.

NOTE 3 - SIGNIFICANT EVENTS

The Secondary Public Offering

        In March 1998, the Company completed a secondary offering in which 5,343,381 shares of its Common Stock were sold to the public at a price of $27.50 per share (including shares sold pursuant to the underwriters' over-allotment option). The shares sold consisted of 30,000 shares sold by the Company and 5,313,381 shares sold by selling stockholders. The Company incurred aggregate expenses of $650,000 in connection with the secondary offering (excluding underwriting discounts and commissions paid by the Company and the selling stockholders).

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

Incorporation

         The Company incorporated a new 100% owned subsidiary, Precision Lens Manufacturing & Technology, Inc. in Barbados, in September, 1998. The Company has not yet commenced activity at this subsidiary.


NOTE 4 - INVENTORIES

        Inventories consisted of the following (in thousands):

                                                September 30,           December 31,
                                                    1998                   1997
                                                  -------                -------
Raw materials                                     $ 1,814                $ 2,767
Work in process                                     1,005                    812
Finished goods                                      9,195                  9,362
                                                  -------                -------

                                                  $12,014                $12,941
                                                  =======                =======


NOTE 5- PROPERTY AND EQUIPMENT, NET

        In the second quarter of 1998, the Company recorded a charge of $586,000 related to a custom-built packaging machine that failed the factory acceptance test and Company specifications.

NOTE 6- ACCUMULATED OTHER COMPREHENSIVE INCOME BALANCES

        Accumulated other comprehensive income consists of the following (in thousands):

                                            FOREIGN                       ACCUMULATED
                                            CURRENCY       UNREALIZED        OTHER
                                          TRANSLATION       GAINS ON     COMPREHENSIVE
                                           ADJUSTMENT      SECURITIES       INCOME
                                          -----------      ----------    -------------
Balances at December 31, 1997                  (531)             11           (520)
Current-period change                            29              40             69
                                             ------          ------         ------
Balances at September 30, 1998                 (502)             51           (451)
                                             ======          ======         ======

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

        Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Such risks and uncertainties include, but are not limited to, the impact of intense competition, uncertainties in demand for and market acceptance of the Company's products; changes in trade practices and the risk of trade practice litigation; and the risks of developing new automated production technology and manufacturing facilities. These and other risks are described in the section labeled "Factors That May Affect Future Results," and in the Company's SEC reports and filings, including its annual report on Form 10-K for the fiscal year ended December 31, 1997 and its quarterly report on Form 10-Q for the quarterly periods ended June 30, 1998 and March 31, 1998. The Company has identified with a preceding asterisk ("*"), various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "future", "intends", "would", "may" and similar expressions are also intended to identify forward-looking statements. However, the asterisk and these words are not the exclusive means of identifying such statements. In addition, the section labeled "Factors That May Affect Future Results", which has no asterisks for improved readability, consists primarily of forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.



RESULTS OF OPERATIONS


Net Sales

                                    Three Months Ended September 30,
                                    -------------------------------
                                       1998                 1997          % Change
                                    -----------         -----------       --------
U.S.                                $33,164,000         $26,341,000         25.9%
As a percentage of net sales               79.5%               79.6%
International                       $ 8,537,000         $ 6,754,000         26.4%
As a percentage of net sales               20.5%               20.4%
                                    -----------         -----------
Net sales                           $41,701,000         $33,095,000         26.0%


                                     Nine Months Ended September 30,
                                    ---------------------------------
                                        1998                 1997           % Change
                                    ------------         ------------       --------
U.S.                                $ 88,836,000         $ 68,292,000         30.1%
As a percentage of net sales                79.4%                79.4%
International                       $ 23,055,000         $ 17,772,000         29.7%
As a percentage of net sales                20.6%                20.6%
                                    ------------         ------------
Net sales                           $111,891,000         $ 86,064,000         30.0%

        Net sales represents gross sales less volume discounts, trial set discounts, prompt payment discounts and allowances for sales returns. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. During the quarter and nine months ended September 30, 1998, 90.3% and 89.3%, respectively, of all lenses sold were for use in the weekly disposable replacement regimen, compared to 85.5% and 84.1% during the quarter and nine months ended September 30, 1997, respectively. Substantially all of the growth in net sales from the quarter and nine months ended September 30, 1997 to the quarter and nine months ended September 30, 1998 resulted from increased sales of the Company's lenses marketed for weekly disposable replacement regimens. Unit sales of the Company's lenses marketed for weekly disposable replacement regimens increased 50.2% from the third quarter of 1997 to the third quarter of 1998 and 58.1% from the nine months ended September 30, 1997 to the nine months ended September 30, 1998. This unit growth rate while much higher than the industry average is somewhat reduced from previous quarters. The Company believes such slower growth is due to reduced growth in U.S. market demand for contact lenses in general, over the past several quarters. Unit sales of the Company's lenses marketed for monthly replacement regimens increased 20.9% and lenses for annual replacement regimens declined 13.9% from the third quarter of 1997 to the third quarter of 1998. *The Company plans to introduce a lens for the daily disposable replacement regimen at a price substantially less than the current price for lenses marketed for the weekly disposable replacement regimen in Japan by first quarter of 1999 and in Europe and in the U.S. later in 1999. *The Company expects that introduction of the new lenses marketed for daily disposable regime will result in increased unit growth due to the more frequent replacement of such lenses. The Company's overall average selling price declined approximately 11.3% and 12.4% from the quarter and nine months ended September 30, 1997 to the quarter and nine months ended September 30, 1998, respectively, as a result of the price reductions on the weekly disposable products in the U.S., a continued shift in product mix towards sales of lower priced products for weekly disposable replacement regimens, and geographic mix towards lower priced international distributors. *The Company expects that the overall average selling price that it realizes across its products will continue to decline over time, and may decline at a greater rate than in the past, because of (i) further decreases in the average per unit selling prices of lenses marketed for disposable replacement regimens (ii) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for weekly disposable replacement regimens and, in the future, to lenses marketed for daily disposable replacement regimens, and (iii) increases in products sold internationally to distributors at prices lower than direct sales prices in the United States. *The Company does not expect there to be significant growth, if any, in its sales of lenses for annual replacement as a result of the continuing shift in consumer demand towards more frequent replacement regimens. *The Company had planned to ship lenses marketed for daily disposable regimen to Japan in the fourth quarter of 1998, but may be delayed due to regulatory approval. This delay may result in a reduction in revenue growth rate in the fourth quarter of 1998, however will not affect the Company's net income as these sales are at very low gross profit.

Gross Profit

                                     Three Months Ended September 30,
                                    -----------------------------------
                                        1998                   1997               % Change
                                    -------------         -------------         -------------
Gross profit                        $  28,648,000         $  22,704,000                  26.2%
As a percentage of net sales                 68.7%                 68.6%


                                      Nine Months Ended September 30,
                                    -----------------------------------
                                        1998                  1997                % Change
                                    -------------         -------------         -------------
Gross profit                        $  77,012,000         $  55,253,000                  39.4%
As a percentage of net sales                 68.8%                 64.2%

        Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, royalties to third parties and amortization of certain intangible assets. A substantial portion of the Company's cost of sales is fixed and therefore declines as a percentage of net sales as volume increases. The increase in gross profit from the quarter and nine months ended September 30, 1997 to the quarter and nine months ended September 30, 1998 was due primarily to increased net sales, and to decreases in per unit production costs resulting from the implementation of certain process improvements and increases in manufacturing volume. *The Company expects cost reductions resulting from improvements in the Company's current production process to be less significant in the future. *The Company intends to add new, automated production technology at its United Kingdom and Puerto Rico facilities, and is currently validating the first of these automated production lines, and anticipates commencing production on these new lines in the first half of 1999. *The new manufacturing technology is designed to further reduce the Company's per unit cost of production over time, although such cost reductions may not be seen until future periods and are dependent in part on increases in production volume to offset the higher depreciation costs (which are a component of cost of goods sold) associated with the new production lines. *In addition, as described above in "Net Sales", the Company expects that its overall average selling price on its current products will continue to decline over time, and that accordingly the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even maintain, its gross margins on such products. See "Factors That May Affect Future Results - Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations." *The Company expects that the introduction of a lower priced lens marketed for the daily disposable replacement regimen will result in a decline in the average selling price of the Company's products, while reductions in costs of sales will likely not reach comparable levels until subsequent periods, if at all. *Accordingly, the Company expects its gross margins to decrease, at least in the first several quarters following the introduction of lenses marketed for daily replacement regimens and also expects that gross margins may fluctuate more significantly than in the past. See "Factors That May Affect Future Results - Fluctuations in Operating Results; Seasonality; Decreasing Average Sales Prices."


Selling and Marketing Expenses

                                       Three Months Ended September 30,
                                      -----------------------------------
                                           1998                  1997           % Change
                                      -------------         -------------       --------
Selling and marketing expenses        $  11,124,000         $   7,410,000         50.1%
As a percentage of net sales                   26.7%                 22.4%

                                        Nine Months Ended September 30,
                                      -----------------------------------
                                           1998                  1997           % Change
                                      -------------         -------------       --------
Selling and marketing expenses        $  30,370,000         $  19,382,000         56.7%
As a percentage of net sales                   27.1%                 22.5%


        Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eyecare practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements made principally to chain stores and mass merchants to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. Such activities may include but are not limited to advertising, in-house promotion, displays and mailings. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the

Company. The increase, both in dollars and as a percentage of net sales, from the quarter and nine months ended September 30, 1997 to the quarter and nine months ended September 30, 1998 resulted primarily from increases in cooperative merchandising allowances and, to a lesser extent, from increased shipments of diagnostic lenses, increases in the size of the U.S. sales force and increases in royalties which are due on certain U.K. sales. The increase in cooperative merchandising allowances was primarily attributable to the 50.2% unit growth in lenses marketed for weekly disposable replacement regimens as well as the growth in sales to the optical retail channel which tends to carry a higher level of these allowances. *The Company anticipates that its recent price reductions will lead to a reduction in the rate of growth of cooperative merchandising allowances starting in the fourth quarter of 1998. *Because of this, the Company believes selling and marketing expenses, are likely to continue to grow, but at a slower rate than in previous quarters. *If the Company is required to respond to pricing and promotional pressures from competitors, its rate of spending on cooperative merchandising allowances may increase in the future.


General and Administrative Expenses

                                           Three Months Ended September 30,
                                           ---------------------------------
                                               1998                 1997          % Change
                                           ------------         ------------      --------
General and administrative expenses        $  5,057,000         $  4,602,000         9.9%
As a percentage of net sales                       12.1%                13.9%

                                             Nine Months Ended September 30,
                                           -----------------------------------
                                               1998                   1997           % Change
                                           -------------         -------------       --------
General and administrative expenses        $  14,602,000         $  13,589,000         7.5%
As a percentage of net sales                        13.1%                 15.8%

           General and administrative expenses are comprised primarily of salaries and benefits for general and administrative, distribution, non-manufacturing facilities costs, professional services, and consultants' fees. General and administrative expenses increased in dollars but decreased as a percentage of net sales from both the quarter and nine months ended September 30, 1997 to the quarter and nine months ended September 30, 1998. Included in the expense for the second quarter of 1998 is a charge of $586,000 related to a custom-built packaging machine which failed factory acceptance tests and Company specifications. Without this one-time expense, general and administrative expenses would have increased 3.1% from the nine months ended September 30, 1997 to the nine months ended September 30, 1998. The increase in absolute dollars was due primarily to the additional infrastructure related to the requirements of being a publicly held company. The increase in general and administrative expenses was substantially less than the increases in net sales of 26.0% and 30.0% for the same periods due primarily to the automation of the Company's distribution centers and the leverage from utilizing the infrastructures of the Company's international partners rather than establishing direct operations overseas. *The Company believes that as net sales grow, its general and administrative expenses will increase in absolute dollars, but decrease as a percentage of net sales.

Research and Development Expenses


                                               Three Months Ended
                                                 September 30,
                                         -----------------------------
                                            1998               1997          % Change
                                         ----------         ----------       ---------
Research and development expenses        $  386,000         $  622,000         (37.9%)
As a percentage of net sales                    0.9%               1.9%

                                          Nine Months Ended September 30,
                                         ---------------------------------
                                             1998                 1997          % Change
                                         ------------         ------------      --------
Research and development expenses        $  1,847,000         $  1,710,000         8.0%
As a percentage of net sales                      1.7%                 2.0%

        Research and development expenses are comprised primarily of consulting costs for research and development personnel and in-house labor related to process development. The decrease from the quarter ended September 30, 1997 to the quarter ended September 30, 1998, both in dollars and as a percentage of revenue, was primarily due to the fact that the Company finished the research and development phase related to its new automated production technology during the third quarter of 1998. The increase in dollars and decrease as a percentage of revenue from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 related primarily to significant consulting costs in 1998 for ongoing process and engineering improvements. This increase, however, was less than the increase in sales. *The Company does not believe that its research and development expense growth rate from the quarter and nine months ended September 30, 1997 to the quarter and nine months ended September 30, 1998, respectively, is indicative of the Company's long-term expense growth rate. *Research and development expenses may fluctuate as the Company undertakes new engineering projects and new products.


Income from operations

                                     Three Months Ended September 30,
                                    -----------------------------------
                                        1998                   1997           % Change
                                    -------------         -------------       --------
Income from operations              $  12,081,000         $  10,070,000         20.0%
As a percentage of net sales                 29.0%                 30.4%


                                      Nine Months Ended September 30,
                                    -----------------------------------
                                        1998                  1997           % Change
                                    -------------         -------------      --------
Income from operations              $  30,193,000         $  20,572,000         46.8%
As a percentage of net sales                 27.0%                 23.9%


        The increase in income from operations , in dollars, and as a percentage of net sales from the nine months ended September 30, 1997 to September 30, 1998, is due primarily to increased sales and improved gross margins. The decrease in net income from operations as a percentage of net sales from the quarter ended September 30, 1997 to the quarter ended September 30, 1998 is due primarily to an increase in overall operating expenses as a percentage of net sales. Income growth slowed as a result of slower revenue growth and product price reductions.

Interest and Other Income (Expense), Net


                                                     Three Months Ended
                                                       September 30,
                                                -----------------------------
                                                   1998               1997           % Change
                                                ----------         ----------        --------
Interest and other income (expense), net        $  526,000         $ (443,000)           NA
As a percentage of net sales                           1.3%              (1.3%)

                                                 Nine Months Ended September 30,
                                                ---------------------------------
                                                    1998                 1997            % Change
                                                ------------         ------------        ---------
Interest and other income (expense), net        $  1,320,000         $ (1,288,000)           NA
As a percentage of net sales                             1.2%                (1.5%)

        The increase in interest and other income (expense), net from the quarter and nine months ended September 30, 1997 to the quarter and nine months ended September 30, 1998 resulted primarily from a reduction in interest expense as the aggregate amount of the Company's borrowings was reduced following its initial public offering in August 1997 and an increase in interest earned as a result of the investment of a portion of the net proceeds from the Company's initial public offering.


Income Taxes

                          Three Months Ended September 30,
                          ---------------------------------
                              1998                 1997           % Change
                          ------------         ------------       ---------
Income taxes              $  3,782,000         $  2,889,000         30.9%
Effective tax rate                30.0%                30.0%


                           Nine Months Ended September 30,
                          ---------------------------------
                              1998                 1997           % Change
                          ------------         ------------       ---------
Income taxes              $  9,454,000         $  5,786,000         63.4%
Effective tax rate                30.0%                30.0%

            The Company's effective tax rate remained constant at 30.0% from the quarter and nine months ended September 30, 1997 to the quarter and nine months ended September 30, 1998. Earnings attributable to the Company's Puerto Rican operations are partially exempt from U.S. taxation. *The Company anticipates that it will continue to benefit from the favorable effect of this partial exemption through 2001, with limited exemption during the transition period from 2002 through 2006, when the benefit will expire under the current provisions of the Internal Revenue Code. *The Company continues to evaluate various tax planning strategies to maintain or reduce its effective tax rate. *In addition, the Company's planned installation of the automated production technology in Puerto Rico could cause an increase in the Company's tax rate if the automation results in a reduction in the Company's labor costs in Puerto Rico relative to its Puerto Rican earnings.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1998, the Company had a cash and cash equivalents balance of $32.4 million, compared to a cash and cash equivalents balance of $27.9 million at December 31, 1997. The increase in cash and cash equivalents was due primarily to cash generated from operations substantially offset by net purchases of short-term and long-term investments and purchases of property and equipment. Working capital increased from $56.0 million at December 31, 1997 to $61.7 million at September 30, 1998. The increase in working capital was due primarily to the increase in short-term investments. The Company had $28.8 million in short-term and long-term investments as of September 30, 1998, compared to $19.1 million as of December 31, 1997. The Company's short-term and long-term investments may be easily liquidated at minimal cost.

        In the first nine months of 1998, net cash provided by operating activities of $34.1 million, was derived principally from net income of $22.1 million, adjusted primarily for depreciation and amortization of $4.4 million and a $4.1 million increase in income and other taxes payable due to differences between the timing of estimated tax payments and the accrual of the related tax expense, offset by a $3.4 million increase in accounts receivable due to timing differences between the recording of sales and the payments of the related invoices. Net cash provided by operating activities in the nine months ended September 30, 1998 increased $11.5 million compared to the nine months ended September 30, 1997, due primarily to the increase in net income and changes in operating assets and liabilities.

        Net cash used in investing activities in the first nine months of 1998 was $30.4 million. During this period, the Company used $20.7 million to purchase property and equipment, and $9.7 million for net purchases of short-term and long-term investments. Net cash used in investing activities in the nine months ended September 30, 1998 increased $2.8 million compared to the nine months ended September 30, 1997 due primarily to increased purchases of property and equipment and short-term and long-term investments, partially offset by the effect of the purchase of marketing rights and a license in the first quarter of 1997 as part of the settlement of certain United Kingdom litigation. *The Company anticipates that capital expenditures will be approximately $13 million for the remainder of 1998 as the Company continues to invest in the development and implementation of automated production technology at its manufacturing facilities and the development and construction of a new Puerto Rican manufacturing facility. *However, the amount of capital expenditures may increase or decrease, as the Company may accelerate or delay the implementation of the automated production lines based on market conditions and demand for its products. *The Company expects to finance the acquisition of property, plant and equipment using cash from operations and currently available bank lines for the foreseeable future without the need for additional debt or equity financing. See "Factors That May Affect Future Results Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations."

        Net cash provided by financing activities in the first nine months of 1998 was $1.2 million. The decrease of $34.0 million from the first nine months of 1997 to the first nine months of 1998 was due primarily to net proceeds from the Company's 1997 initial public offering of $53.6 million, partially offset by net repayments of long-term debt of $18.8 million. The Company repaid all debt outstanding under its previous credit facility with Comerica Bank-California with proceeds from the initial public offering.

        In addition to cash, cash equivalents, short-term investments and long-term investments, the Company has a credit facility with Comerica Bank - California. Under the Comerica Credit Agreement, the Company and its subsidiary Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") can borrow up to an aggregate of $30.0 million. The Comerica Credit Agreement provides for up to $20.0 million of revolving credit loans to the Company and up to $10.0 million of term loans to Ocular Sciences Puerto Rico. Revolving credit borrowings under the Comerica Credit Agreement bear interest at the bank's base rate or at 1.00% to 1.50% above the eurodollar rate, and term loans bear interest at the bank's base or at 1.25% to 1.75% above the eurodollar rate, in each case with the applicable margin over the eurodollar rate depending on the Company's ratio of debt to tangible net worth. As of September 30, 1998, there were no revolving credit loans outstanding under the Comerica Credit Agreement. $2.4 million of term loans were borrowed on November 7, 1997 and used to repay outstanding loans from the Banco Bilbao de Vizcaya, and the remaining $7.6 million of term loans are available to finance the construction and development of the Company's planned new Puerto Rican manufacturing facility. The revolving credit loans will be available through June 30, 2000 and the term loan facility provides for advances through April 30, 1999, at which time the principal amount outstanding will become payable over twenty-two quarterly principal installments, with a final maturity date of October 31, 2004. The Company is required to maintain minimum ratios of debt to tangible net worth and of current assets to current liabilities, and a minimum tangible net worth. Borrowings under the Comerica Credit Agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding capital stock of the Company's United Kingdom and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other's borrowings under the Comerica Credit Agreement.

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

YEAR 2000

        Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems may have been developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000" requirements.

        The Company's business is dependent on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: hardware and software systems used by the Company to manufacture and deliver products and services to its customers; the internal systems of the Company's customers and suppliers; the hardware and software systems used internally by the Company in the management of its business; and non-information technology systems and services used by the Company in the management of its business, such as telephone systems and building systems.

        In early 1998, the Company's Board of Directors named it's Chief Information Officer ("CIO") to head up a compliance project to identify all information technology ("IT"), non-IT systems and third party related issues. The CIO will make presentations on the Company's compliance program at each Board of Directors meeting until the year 2000.

At present, the Company has completed an inventory of all IT and non-IT systems and is assessing the requirements for modifications if necessary. *The assessment phase is due to be completed by the end of 1998, correction and testing by the third quarter of 1999 and implementation by the fourth quarter 1999.

        Within that overall program Company is in the process of replacing its business control information systems with new systems that function properly with respect to dates in the Year 2000 and thereafter. *The Company has implemented several of these applications and anticipates implementing the other planned applications by the middle of 1999. *The Company expects that, with the new information system, the Year 2000 issue will not pose significant operational problems for the Company's computer system, however, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of the new information system and the Company's inability to install such a system could have an adverse effect on future results of operations. *If this project is delayed, the Company will modify its current systems at a cost of approximately $750,000 to handle Year 2000 dates.

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

        Intense Competition. The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. The Company's products compete with products offered by a number of larger companies including the Vistakon division of Johnson & Johnson ("Johnson & Johnson"), the CIBA Vision division of Novartis ("CIBA"), Bausch & Lomb, Inc. ("Bausch & Lomb"), Wesley Jessen VisionCare, Inc. ("Wesley Jessen") and The Cooper Companies, Inc. ("Cooper"), which recently acquired Aspect Vision Care Ltd. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. The Company believes that certain of its competitors are expanding, or are planning to expand their manufacturing capacity, and are implementing new, more automated manufacturing processes, in order to support anticipated increases in volume. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. In addition, the Company's largest competitor reduced its U.S. prices, during the second quarter of 1998 and further restructured its pricing plan in the fourth quarter of 1998. The Company matched the second quarter adjustment in most respects starting in the third quarter of 1998 and expects to match the fourth quarter adjustments during the fourth quarter of 1998. The Company's competitors may continue to reduce prices to achieve the sales volumes necessary to utilize their increased capacity, or for other reasons. Future price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to either match the competitor's pricing plan or reduce its prices in response. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. Any significant decrease in the Company's costs per lens will depend, in part, on the Company's ability to increase its sales volume and production capacity. There can be no assurance that the Company will be able to continue to increase its sales volume or reduce its per unit production costs. In response to competition, the Company may also increase cooperative merchandising allowances or otherwise increase spending, which may adversely affect its business, financial condition and results of operations. The failure of the Company to respond to competitive pressures, and particularly price competition, in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations. See "- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

        The market for contact lenses is shifting from lenses marketed for annual replacement regimens, where the Company has significant experience and a leading market position, to lenses marketed for weekly and daily disposable replacement regimens, where the Company is less experienced and has a significantly smaller market share. The weekly disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue product produced by Johnson & Johnson. The Company believes that the per unit production costs of Johnson & Johnson and certain of the Company's other competitors are currently lower than those of the Company. Further price reductions by Johnson & Johnson or certain of the Company's other competitors could limit or reduce the Company's market share in the weekly disposable replacement segment and, as a result, could materially adversely affect the Company's business, financial condition and results of operations. The Company plans to introduce a lens marketed for the daily disposal regimen in Japan, Europe and the U.S. The Company's ability to enter and to compete effectively in the daily market will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs. Additionally, over the past few quarters, the rate of U.S. market demand has slowed. Should such trend continue, it could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company expects that the overall average selling price that it realizes across its products will decline over time because of (i) further decreases in the prices of lenses marketed for disposable replacement regimens,
(ii) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for weekly disposable replacement regimens and, in the future, to lenses marketed for daily disposability, and
(iii) increases in products sold internationally through distributors at prices lower than direct sales prices in the United States. The Company does not expect there to be significant growth in its sales of lenses marketed for annual or monthly replacement. Accordingly, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margins. The Company does not believe that its recent net sales and operating income growth rates are indicative of the Company's long-term growth rates.

        Need to Increase Sales of Lenses Marketed for Weekly and Daily Disposable Replacement Regimens. The market for contact lenses is shifting from lenses marketed for annual replacement regimens, where the Company has significant experience and a leading market position, to lenses marketed for weekly and daily disposable replacement regimens, where the Company is less experienced and has a significantly smaller market share. The Company's success depends on both continued growth of the weekly disposable replacement market and increased penetration of this market by the Company's products. The Company anticipates that prices for its products targeted for weekly disposable replacement regimens will decline in the future. In addition, the lenses currently offered in the United States by the Company in the disposable segment are marketed for weekly and monthly replacement regimens. Certain of the Company's competitors have introduced lenses for daily replacement at lower prices than their current weekly and monthly disposable lenses. The Company plans to introduce a lens marketed for daily disposability within the next six months. The Company's ability to enter and to compete effectively in the market for lenses marketed for daily disposal will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs. The Company's ability to increase volume and reduce costs is also dependent upon the success of the market for daily disposability, which is currently relatively small. If the Company's introduction of lenses marketed for daily disposal is not successful, the Company's financial performance could be adversely affected.

        Risks Relating to International Operations; Need to Increase Sales in International Markets. In 1996, 1997 and the first nine months of 1998, the Company's international sales represented 18.2%, 21.0% and 20.6%, respectively, of the Company's net sales. In addition, a substantial portion of the Company's products is manufactured in the United Kingdom. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign consumer preferences, disruptions or delays in shipments, changes in currency exchange rates, longer accounts receivable payment cycles and greater difficulties in collecting accounts receivable, foreign tax laws or tariffs, political unrest and changing economic conditions in countries in which the Company's products are sold or manufacturing facilities are located. These factors, among others, could adversely affect the Company's ability to sell its products in international markets, as well as its ability to manufacture its products. If any such factors were to render the conduct of business in a particular country undesirable or impractical, there could be a material adverse effect on the Company's business, financial condition and results of operations. The Company and its representatives, agents and distributors are also subject to the laws and regulations of foreign jurisdictions in which they operate or in which the Company's products are sold, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

        A substantial portion of the Company's sales and expenditures are collected or paid in currencies other than the U.S. dollar. Therefore, the Company's operating results are affected by fluctuations in foreign currency exchange rates. In the three and nine months ended September 30, 1998, the Company had an exchange loss of $159,000 and $384,000, respectively, primarily relating to changes in exchange rate between the U.S. dollar and the Canadian dollar. There can be no assurance that in the future exchange rate movements will not have a material adverse effect on the Company's sales, gross profit, operating expenses or foreign currency exchange gains and losses.

        The Company's continued growth is dependent on the expansion of international sales of its products. This expansion will involve operations in markets with which the Company is not experienced and there can be no assurance that the Company will be successful in capturing a significant portion of these markets for contact lenses. In addition, the Company will not be able to market and sell its products in certain international markets, such as Japan, until it obtains regulatory approval and the Company has experienced some delays in obtaining such approval in Japan. The failure of the Company to increase its international sales substantially could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company's business is dependent on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: hardware and software systems used by the Company to manufacture and deliver products and services to its customers; the internal systems of the Company's customers and suppliers; the hardware and software systems used internally by the Company in the management of its business; and non-information technology systems and services used by the Company in the management of its business, such as telephone systems and building systems.

        In early 1998, the Company's Board of Directors named it's Chief Information Officer ("CIO") to head up a compliance project to identify all information technology ("IT"), non-IT systems and third party related issues. The CIO will make presentations on the Company's compliance program at each Board of Directors meeting until the year 2000. At present, the Company has completed an inventory of all IT and non-IT systems and is assessing the requirements for modifications if necessary. The assessment phase is due to be completed by the end of 1998, correction and testing by the third quarter of 1999 and implementation by the fourth quarter 1999.

        The Company is in the process of replacing its information systems with new systems that are expected to include a number of integrated applications, including order entry, billing and labeling. The new systems will significantly affect many aspects of the Company's business, including its manufacturing, sales and marketing and accounting functions, and the successful implementation and integration of these applications will be important to facilitate future growth. The Company has implemented several of these applications, and anticipates implementing the other planned applications by the middle of 1999. However, the Company could experience unanticipated delays in the implementation of the new systems and implementation of the new information systems could cause significant disruption in operations. If the Company is not successful in implementing its new systems or if the Company experiences difficulties in such implementation, the Company could experience problems with the delivery of its products or an adverse impact on its ability to access timely and accurate financial and operating information. In addition, delays in implementing the new systems could require additional expenditures by the Company to modify or replace portions of its existing information systems so that they will function properly with respect to dates in the Year 2000 at a cost of approximately $750,000 and thereafter there can be no assurance that the Company will be able to correct any problems with respect to such dates in a timely manner.

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

        The aggregate net offering proceeds to the Company from the initial public offering after deducting the total expenses described above was $53.7 million. From the effective date of the Registration Statement through September 30, 1998, such proceeds were used for the following purposes:

        Construction of plant, building and facilities .....        $ 4,582,000
        Purchase and installation of machinery and equipment         23,486,000
        Repayment of indebtedness ..........................         14,728,000
        Working capital ....................................          4,216,000
        Cash equivalents ...................................                  0
        Final payment pursuant to UK settlement agreement ..          6,685,000

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


         (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the period ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        OCULAR SCIENCES, INC.
                                        (Registrant)




Date: November 12, 1998                 /s/ Gregory E. Lichtwardt
                                        ----------------------------------------
                                        Gregory E. Lichtwardt
                                        Vice President, Finance,
                                        Chief Financial Officer, and Treasurer
                                        (Duly Authorized Officer and Chief
                                        Accounting Officer)

       EXHIBIT
        NUMBER                               DESCRIPTION                               PAGE
        ------                               -----------                               ----
         11.01     Statement Regarding Computation of Net Income Per Share (Basic       29
                   and Diluted)

         27.01     Financial Data Schedule                                              31