Form 10-K
period 1998-12-31
OCULAR SCIENCES INC /DE/
filed 1999-03-30
CIK 882484

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998; OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                          COMMISSION FILE NO. 0-22623

                             OCULAR SCIENCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-2985696
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

              475 ECCLES AVENUE                                    94080
       SOUTH SAN FRANCISCO, CALIFORNIA                           (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 583-1400

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant's Common Stock on March 1, 1999 ($25.25) as reported on the Nasdaq National Market, was approximately $389,485,618.20.

     As of Monday, March 1, 1999, Registrant had outstanding 22,626,855 shares of Common Stock.

     Part III incorporates by reference from the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             OCULAR SCIENCES, INC.

                                 1998 FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................    29
Item 3.    Legal Proceedings...........................................    30
Item 4.    Submission of Matters to a Vote of Security Holders.........    30

                                   PART II
Item 5.    Market for the Registrant's Common Equity and Related Stock
           Holder Matters..............................................    30
Item 6.    Selected Consolidated Financial Data........................    32
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    34
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    43
Item 8.    Financial Statements and Supplementary Data.................    44
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    66

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........    66
Item 11.   Executive Compensation......................................    66
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    66
Item 13.   Certain Relationships and Related Transactions..............    66

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedule and Reports on Form
           8-K.........................................................    66
Signatures.............................................................    70
Index to Exhibits......................................................

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements involve risks and uncertainties, including the impact of intense competition, risks of expansion and automation of manufacturing facilities, risks of trade practice litigation, fluctuations in operating results, risks of international operations, the management of growth and the other risks discussed in the sections entitled "Item 1, Business -- Risk Factors" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. The actual results that the Company achieves may differ materially from the results discussed or implied in such forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," expects," future," "intends," "may" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements.

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

     Over the last five years, the Company has established itself as a leader in the spherical annual replacement segment of the United States market with a market share estimated at approximately 21% in the fourth quarter of 1998, based on unit sales. Since its introduction of lenses marketed for weekly disposable replacement regimens in 1993, the Company has steadily increased its share of this growing market, reaching approximately 16% of total unit sales in the United States during the fourth quarter of 1998, based on data published by the Contact Lens Institute, an industry trade organization. The Company's overall unit sales have increased at a compound annual growth rate of approximately 60% from 1994 to 1998, primarily due to increased sales of its lenses marketed for weekly disposable replacement regimens. During the same period, while the overall average selling prices of all of the Company's lenses declined approximately 48%, the Company reduced its per unit production costs by approximately 53% by spreading its relatively fixed manufacturing and operating costs over higher production volumes, and by improving its manufacturing and packaging processes. As a result, from 1994 to 1998, the Company's net sales and operating income have increased at compound annual growth rates of approximately 33% and 49%, respectively, while its operating margins have improved from 17.4% to 27.5%.

INDUSTRY OVERVIEW

     The soft contact lens industry is characterized by increasing lens consumption declining unit prices and intense competition among the eyecare practitioners and retail chains that fit, prescribe and sell contact lenses. Industry analysts estimate that approximately 50% of the world's population needs some type of vision correction. In the United States alone, over 130 million people require some form of vision correction. Approximately 26 million people in the United States, or 20% of those requiring vision correction, wear contact lenses according to estimates by industry analysts, making the United States the world's largest market for contact lenses. While contact lenses have been available for decades, the advent of soft lenses in 1971 changed the industry substantially and stimulated significant penetration of the eyeglass market by dramatically reducing the discomfort of earlier rigid lenses.

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

     Largely as a result of this increased frequency of lens replacement, the number of soft contact lenses sold in the United States has increased at a compound annual growth rate of approximately 18% from 1994 through 1998, according to the Contact Lens Institute. This increase in unit sales has provided increased manufacturing economies of scale that, together with increased competition in distribution channels, has led to significant reductions in average retail prices per unit. The Company believes that this, in turn, has led to further increases in lens consumption. Despite the decline in per unit prices, as wearers switch to more frequent replacement regimens, their annual expenditures for lenses increase. For example, the Company's annual sales are from five to seven times higher for a wearer following a bi-weekly replacement regimen than they are for a wearer following an annual replacement regimen. As a result, total dollar sales of contact lenses in the U.S. have increased at a compound annual growth rate of approximately 9% per year from 1994 through 1998. The Company believes that the United States market for contact lenses will continue to grow, although at a slower rate, as wearers continue to shift towards more frequent lens replacement regimens. In addition, according to industry studies, while the United States and Canadian market represented approximately 50% of worldwide contact lens unit sales volumes in 1996, market growth rates outside the United States now exceed those in the United States. The Company believes that international contact lens sales will continue to increase as low-priced contact lenses become increasingly available in many international markets.

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

STRATEGY

     The Company has successfully implemented a strategy based on addressing the needs of eyecare practitioners. The principal elements of the Company's strategy include:

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

     Expand Internationally Through Strategic Relationships. The Company believes that many international markets for soft contact lenses will grow at faster rates than the United States market and that this growth will be driven by increased availability of low-priced lenses marketed for disposable replacement regimens in developed markets such as Europe, Japan and Canada and by increased disposable income in emerging markets in Asia and Latin America. However, many markets outside the United States do not have the level of demand necessary for local manufacturers to achieve the economies of scale required for low-cost lens production. Consistent with its strategy of minimizing cost-to-serve, the Company's primary international growth strategy is to establish strategic distribution and marketing relationships with regional optical companies, such as the contact lens division of Carl Zeiss Company ("Zeiss") in Europe and Seiko Contactlens, Inc. ("Seiko") in Japan, to capitalize on their existing market presence, customer relationships and local infrastructure. In early 1999, Seiko received approval to sell certain of the Company's contact lenses marketed for daily and weekly replacement regimens in Japan. The Company has also established distribution relationships with other soft contact lens distributors in a number of other countries throughout the world. The

Company believes that, as a result, it can target growing international markets effectively without significant investment in direct operations.

     Emphasize Low-Cost Efficient Manufacturing. With the growth of the high-volume disposable market segment, low-cost, scaleable manufacturing has become increasingly important. The Company's dry cast molding technology allows it to manufacture high-quality lenses efficiently. As a result, the Company has been able to reduce its per unit production costs by approximately 53% over the last five years while increasing its production volumes by approximately 489%. The Company is currently implementing highly automated production lines in its U.K. manufacturing facility and plans to relocate its Puerto Rican manufacturing operations to a substantially larger new facility, which is expected to also include these highly automated production lines, in the 1999 - 2000 time period. The Company believes that the increased unit volumes resulting from the growing disposable replacement market and this continued investment in automation and capacity will enable it to further reduce per unit production costs and increase production volumes.

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

     The Company's contact lenses are made from flexible polymers containing 38% or 55% water. The Company offers different brands for different replacement regimens, from weekly and monthly replacement (and recently daily replacement in Japan) to annual replacement. A wearer's replacement regimen is generally based on the recommendation of his or her eyecare practitioner, who typically prescribes a lens brand targeted to that regimen and who advises the wearer on the appropriate lens care procedures for that regimen. However, the wearer may actually replace his or her lenses on a more or less frequent basis. Given the basic functional similarity of lenses marketed for different replacement regimens, many of the Company's lenses marketed for annual and disposable replacement regimens are made from the same or similar polymers and have the same or similar design specifications. Most of the Company's lenses contain a light blue bulk-applied visibility tint that enables the wearer to see and handle the lenses more easily, although some of the Company's more expensive lenses marketed for annual replacement contain a more expensive, individually applied masked tint that improves handling and is less noticeable in the eye, and some of the Company's lenses are untinted. In addition, some of the Company's lenses marketed in Europe contain an ultraviolet absorber and the Company is considering including such feature in some lenses sold in the U.S. in the future. The Company's lenses marketed for disposable and annual replacement regimens are generally packaged in different quantities and priced differently. See "-- Risk Factors -- Risk of Trade Practice Litigation; Changes in Trade Practices."

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

  DISPOSABLE REPLACEMENT REGIMENS

     Lenses marketed for disposable replacement regimens accounted for 84.7% of the Company's net sales in 1998. See "-- Risk Factors -- Dependence on Single Product Line; Need to Increase Sales of Lenses for Disposable Replacement Regimens."

     Weekly Replacement Regimens. The Company entered the growing weekly disposable segment of the soft contact lens market with a 38% water content lens in September 1993. The Company's introduction of a 55% water content lens in the first quarter of 1995 provided a product directly competitive with the market leader, Acuvue, which was the first soft contact lens to be marketed broadly in the United States for weekly replacement. These lenses are marketed for replacement every one to two weeks. The Company believes that its 55% water lenses marketed for weekly replacement can provide handling and comfort superior to that provided by Acuvue, at a competitive price. The design and water content of the 55% water lens permit a high level of oxygen transmissibility and provide increased comfort for overnight wear. A May 1998 independent study comparing the Company's 55% water lens marketed for weekly replacement to a wide variety of competing contact lens brands, including Acuvue, found that a substantial majority of the 289 patients studied preferred the Company's lens for ease of use and comfort. This study reported that overall, 86% of these patients preferred the Company's lens over their habitual lens. The Company believes that its lenses marketed for weekly replacement regimens have demonstrated strong market acceptance, gaining U.S. market share steadily since their introduction and representing approximately 16% of total unit sales in the weekly disposable market segment in the United States in the fourth quarter of 1998. The Company sells its lenses marketed for weekly disposal to independent practitioners under the Hydron Biomedics, Clinasoft, Procon Softview, Flexvue and Mediflex brands and to retail chains under the UltraFlex 7/14 brand and private label brands. The Company packages its lenses for weekly replacement in boxes, each containing six identical blister-packed lenses.

     Monthly Replacement Regimens (Planned Replacement Lenses). The Company's lenses marketed for monthly replacement regimens are sold primarily under the Hydron ProActive 55, Edge III ProActive and UltraFlex SmartChoice brands. These lenses are marketed for replacement every one to three months. This replacement regimen provides a lower cost alternative to weekly replacement.

     Daily Replacement Regimens (Recently Introduced). The Company has recently introduced a low-priced lens to be marketed for daily replacement in Japan. The Company expects to introduce a lens marketed for daily disposal in Europe in 1999 and is evaluating introduction of such a product in the United States. The product would be packaged in boxes of 30 or more lenses. The Company believes that there may be substantial demand for the convenience of a lens for single-day wear. However, the Company believes that the level of demand for lenses marketed for daily disposal is still uncertain. Certain of the Company's competitors, including the Vistakon division of Johnson & Johnson ("Johnson & Johnson") and, more recently, the Ciba Vision division of Novartis ("Ciba"), have introduced, and certain others plan to introduce, lower-priced lenses marketed for daily replacement in the United States. The Company intends to evaluate the market response to competitors' offerings, as well as the response to its own lenses marketed for daily disposal in Europe and Japan, before introducing its own lens marketed for daily disposal in the United States. In addition, because of the substantially greater volume requirements and lower selling prices that the Company believes will be required to support daily replacement, the Company does not intend to offer lenses for this replacement regimen in the United States until it has significantly increased its manufacturing capacity and decreased its per unit production costs. See "-- Risk Factors -- Intense Competition" and "-- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

  ANNUAL REPLACEMENT REGIMENS

     The Company is a leading provider of soft lenses marketed for annual replacement regimens in the United States. Lenses marketed for annual replacement regimens accounted for 14% of the Company's net sales in 1998. These lenses must be cleaned nightly, with an additional weekly enzymatic cleaning to reduce protein accumulation. Patients generally wear these lenses until they become dirty or uncomfortable (usually a year for 38% water products and about nine months for 55% water products). The Company markets its lenses for annual replacement regimens primarily under three brand names, Edge III, UltraFlex and Hydron. These product lines include a number of lens designs to allow practitioners to choose the lens that best meets their patients' needs. Under both the Edge III and UltraFlex brands, the Company offers a low-priced, daily-wear product, a thinner product, a product that is both thinner and larger in diameter and a product that may be utilized as an extended-wear lens. The Company packages its lenses marketed for annual replacement regimens in single-lens vials or blister packs.

  SPECIALTY LENSES

     Specialty lenses accounted for 1.3% of the Company's net sales in 1998. Toric lenses are designed to correct vision for people with astigmatism, which is characterized by an irregularly shaped cornea. The Company offers daily-wear toric lenses under the Ultra T brand that are manufactured for the Company by a third party. Bifocal contact lenses can help to correct presbyopia, or age-related difficulty in focusing on near objects. The Company offers daily-wear bifocal lenses under the Echelon brand that are cast-molded by the Company. In addition, the Company produces its Versa-Scribe tinted lenses, sold in blue, aqua and green, to enhance the color of the eye.

SALES AND MARKETING

     In the United States and the United Kingdom, the Company's products are sold primarily by its 66-person inside sales force (as of December 31, 1998), based in South San Francisco and the United Kingdom. In order to maintain a low cost-to-serve, the Company has utilized an inside sales force since its inception. This inside sales force relies on telemarketing to sell the Company's products to practitioners, both in independent practice and retail chains. With over 40,000 practitioners in the United States, the Company believes that this market can be reached effectively and frequently through telemarketing, mailings, trade journals and trade shows, at a relatively low cost. The Company's inside sales personnel can make presentations to a significantly greater number of practitioners per day than the traditional field sales representatives used by the Company's principal competitors, at a lower annual cost per salesperson. The

Company believes that this sales efficiency provides it with a competitive advantage and contributes to its low cost-to-serve. For larger national accounts, senior management also frequently makes outside sales calls.

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

     The Company also utilizes distributors that resell the Company's contact lenses primarily to independent practitioners. In 1998, sales through distributors represented approximately 10% of the Company's United States sales and a substantial majority of its international sales. The Company believes that by using distributors, it increases the availability of its lenses to many practitioners who prefer to utilize a single source for several brands of lenses and manages the costs involved in numerous small orders. In addition, the Company utilizes advertising targeted to practitioners, such as direct-mail and advertisements in professional journals, to generate leads for its inside sales force. The Company also provides customers with substantial merchandising allowances and has developed a variety of promotional programs to offer lenses at significantly reduced prices in order to encourage trial of its products.

     As a matter of policy, the Company does not sell lenses to mail-order companies because to do so would be inconsistent with its strategy of focusing on the practitioner and because they do not provide the regular eye examinations necessary to check the fit of the lenses and monitor overall ocular health. To control the distribution of its lenses marketed for disposable replacement regimens, the Company places serialized bar-codes on each disposable product box and blister pack and routinely monitors product availability at mail-order companies. The Company has a policy of terminating the supply of lenses marketed for disposable replacement regimens to its customers who are found to have diverted products to a mail-order company. See "-- Risk Factors -- Risk of Trade Practice Litigation; Changes in Trade Practices."

     In 1998, the Company sold its products to approximately 14,000 independent practitioner accounts and approximately 90 retail chains. The Company's customers in each of the past three years have included 19 of the top 20 United States optical retailers. Fourteen of these top 20 U.S. retailers, as well as key international corporate accounts such as Synsam in Scandinavia, have selected the Company's lenses for their private label. America's Best Contacts and Eyeglasses, Inc., and its affiliates, accounted for approximately 11% of the Company's net sales in 1998, and the Company's ten largest customers in 1998 represented approximately 25% of the Company's net sales in that year.

     Product Branding. The Company has developed many different trademarked brands for its lenses marketed for disposable replacement regimens. Certain brands are offered only to independent practitioners. Other brands are offered only to retail chains. In addition, private label brands are offered to certain high-volume customers that wish to develop their own brand recognition and loyalty, and private practitioners (or groups of private practitioners) meeting certain volume criteria can similarly purchase "semi-exclusive" brands that are not widely offered to other practitioners in their local market. The Company believes that this approach differentiates the Company from its leading competitors, which typically rely heavily on expensive consumer advertising and promotion of national brands to generate brand awareness and demand. With the same nationally advertised and promoted brands of lenses marketed for disposable replacement regimens available in a number of major distribution channels, often including mail-order companies and pharmacies, patients can bypass their original eyecare provider when purchasing replacement lenses. By marketing its lenses under different brands, segmented by distribution channel, the Company believes that it can assist eyecare professionals in retaining their patients and improve patients' long-term eyecare. See "-- Risk Factors -- Risk of Trade Practice Litigation; Changes in Trade Practices."

     The following table summarizes the brands under which the Company's current lenses marketed for disposable replacement regimens are offered in the independent practitioner and retail chain channels:

-------------------------------------------------------------------------------------------
                                         INDEPENDENT
          REPLACEMENT                    PRACTITIONER                  RETAIL CHAIN
            REGIMEN                         BRANDS                        BRANDS
-------------------------------------------------------------------------------------------
  Monthly Disposable             Hydron ProActive 55           UltraFlex SmartChoice 55
                                 Edge III ProActive            UltraFlex SmartChoice
                                 Clinasoft (semi-exclusive)    Private labels
                                 Procon (semi-exclusive)
                                 Mediflex (semi-exclusive)
                                 Softview (semi-exclusive)
                                 Flexvue (semi-exclusive)
-------------------------------------------------------------------------------------------
  Weekly Disposable              Hydron Biomedics 38           UltraFlex 7/14 38
                                 Hydron Biomedics 55           UltraFlex 7/14 55
                                 Clinasoft (semi-exclusive)    Private labels
                                 Procon (semi-exclusive)
                                 Mediflex (semi-exclusive)
                                 Softview (semi-exclusive)
                                 Flexvue (semi-exclusive)
-------------------------------------------------------------------------------------------

     International Markets. The Company anticipates that many international markets for soft contact lenses will grow at faster rates than the United States market, driven by increased availability of low-priced lenses in developed markets such as Europe, Japan and Canada and by increased disposable income in emerging markets in Asia and Latin America. However, many markets outside the United States do not have the volume of demand necessary for local manufacturers to achieve the economies of scale required for low cost lens production. As a result, the Company's international strategy is to enter into strategic distribution and marketing relationships with established regional optical companies. The Company offers these companies lower cost lenses afforded by its volume production efficiencies and the marketing benefits of a private label brand, and they provide the Company with the benefits of their existing market presence, customer relationships and local infrastructure. The Company believes that this strategy permits it to target growing international markets effectively without significant investment in direct operations. See "-- Risk Factors -- Risks Relating to International Operations; Need to Increase Sales in International Markets" and Note 17 of Notes to Consolidated Financial Statements. The following summarizes the Company's international sales operations:

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

          Asia. The Company believes that the growth of unit sales in this market will be driven primarily by sales of contact lenses marketed for disposable replacement regimens, particularly in Japan. Unit sales of lenses marketed for annual replacement regimens in East Asia are also expected to grow at a faster rate than in North America or Europe due to comparatively low levels of consumer disposable income. To capitalize on expected growth in the Japanese market, the Company has formed a strategic distribution relationship with Seiko, which is responsible for obtaining local regulatory approvals and will distribute the Company's lenses to Japanese eyecare practitioners through its network of approximately 69 direct sales representatives. In early 1999, Seiko received Japanese government approval to sell certain of the Company's contact lenses marketed for disposable replacement regimens in Japan. The Company has also established distribution relationships with other soft contact lens distributors in a number of countries in the Asian market.

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

     The Company maintains its primary warehouse and distribution facilities in South San Francisco, California; Romsey, United Kingdom; and Markham, Ontario. The largest and most sophisticated of these distribution centers is the South San Francisco location, which primarily serves customers in the United States and Latin America. Customers in Europe and Asia are primarily served from the Romsey, United Kingdom facility and customers in Canada are primarily served from the Markham, Ontario facility. Lenses are labeled and boxed at the distribution center based on actual and anticipated customer orders. In 1998, an average of approximately 2,680 orders were placed daily at the South San Francisco facility from customers in North and Latin America and downloaded to the distribution center for picking and shipping.

     To further reduce its cost-to-serve and improve customer service, the Company has implemented a highly computerized and automated retrieval system at its South San Francisco facility. This system incorporates advanced handling processes such as automatic dispensing, automated conveyors and radio frequency dispatch. These processes are integrated by software that, in turn, is integrated into the Company's order entry system, allowing orders to be downloaded, stocking locations determined and fulfillment instructions delivered automatically. The Company intends to implement a similar system in the United Kingdom.

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

     The Company's dry cast molding process enables the Company to reproduce consistently the sophisticated designs of its lenses, including the lenticulated carrier and low-edge apex that provide enhanced shape retention and superior handling characteristics. In addition, the Company believes that this process allows the reproduction of lenses that are designed to provide fitting characteristics similar to those of leading competitors' lenses, regardless of their manufacturing process. The Company also believes that the dry cast molding process provides advantages over certain alternate production methods in yield, throughput efficiency and performance. For example, each dry lens in the Company's cast molding process emerges from the mold completely finished, eliminating the need for additional polishing. This cast molding process reduces manufacturing steps and facilitates automated handling and inspection. The Company relies on a non-exclusive, perpetual, irrevocable patent license for a significant element of its dry cast molding technology. See "-- Trademarks, Trade Secrets and Patent Licenses." In addition to dry cast molding, certain of the Company's competitors utilize wet cast molding, lathing or spin-casting processes.

     The Company believes that dry cast molding is a highly scaleable process, which makes it well suited to address the high-volume requirements of the growing disposable replacement market. Using this technology, the Company has been able to increase production volumes by approximately 489% from 1994 to 1998. The disposable replacement market, however, is relatively price-sensitive, and lenses marketed for disposable replacement regimens generally have significantly lower selling prices than lenses marketed for annual replacement regimens. The Company believes that its ability to compete effectively in this growing market will depend on its ability to continue to reduce its per unit production costs while increasing manufacturing capacity and maintaining the high quality of its products.

     The Company believes that reducing its manufacturing costs requires increased automation to further improve manufacturing efficiencies and yields, improved packaging designs that utilize lower cost materials and larger production volumes to take advantage of economies of scale. While the Company has implemented a number of cost reduction measures, such as blister packaging, hot water extraction, automatic demolding and in-monomer tinting over the past several years, the most significant improvements are expected to come from the planned implementation of additional production lines incorporating a new automated process based on the Company's current dry cast molding technology. This automated process is currently being implemented in a joint effort between the Company and an engineering consulting firm. An initial validation of the dry portion of the manufacturing process has recently been completed at the Company's United Kingdom facility and the Company expects this portion of the line to commence commercial production in the second quarter of 1999. Initial validation of the wet portion of the process has started, and the Company anticipates that this portion of the line will commence commercial production towards the end of the second quarter of 1999. After the new process is operational it is anticipated that up to an additional year may be required before the line can operate at expected yields and production levels. The Company anticipates installing additional automated lines in both the United Kingdom and Puerto Rico. The Company believes that, as the new automated lines are implemented and their production volumes increased, they will reduce significantly the labor content of production as well as unit packaging costs while increasing yields and efficiencies through improved controls and consistency of environment. The Company believes that the automated production lines will be capable of manufacturing considerably greater volumes while occupying less space than the Company's existing lines. The Company currently expects that from 1999 through the end of 2000, it will invest approximately $46.5 million in capital expenditures on these automated production lines, and the Company expects to continue to invest in additional automated production lines after this period. See "-- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

     The Company has previously experienced significant backorders for certain of its products, including lenses for disposable replacement regimens. These backorders resulted primarily from customer demand for certain products being in excess of the Company's inventory and short-term production capabilities as well as the Company's inability to gain timely FDA clearance or approval for certain products. The level of backorders is currently minimal and is limited to certain low-volume products.

     The Company's success will depend in part upon its ability to increase its production volume on a timely basis while maintaining product quality, reducing per unit production costs and complying with the FDA's quality system (including
GMP) regulations. There can be no assurance that the Company will not encounter difficulties in expanding and automating its manufacturing facilities and increasing production, including problems involving production yields, quality control, construction delays and shortages of qualified personnel. The Company's failure to reduce per unit production costs and maintain product quality could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Risk Factors -- Manufacturing Capacity Constraints; Risks of Expansion and Automation of Manufacturing Operations" and "-- Risk Factors -- Risks Associated with Interruption of Manufacturing Operations."

INFORMATION SYSTEMS

     The Company believes that its information systems are an integral component of its strategy to minimize its cost-to-serve and improve customer service. The Company is in the process of replacing its information systems with new systems. The new systems will significantly affect many aspects of the Company's business, including its manufacturing, sales and marketing, distribution and accounting functions, and the successful implementation and integration of these applications will be important to facilitate future growth. Worldwide applications for forecasting and demand management, purchasing, account payable, general ledger and labeling were completed in 1998, and the Company anticipates implementing applications providing the remaining planned functions (telemarketing and order entry) by the end of 1999. However, the Company could experience unanticipated delays in the implementation of the new systems and implementation of the new information systems could cause significant disruption in operations. See "-- Risk Factors -- Uncertain Ability to Manage Growth; Risks Associated with New Management Information Systems," and "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Year 2000."

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are focused primarily on the development of automated manufacturing processes to increase the efficiency and capacity of the manufacturing operation. See "-- Manufacturing." In addition, the Company is engaged to a limited extent in development of new soft contact lens products and additional features. The Company's product development efforts are currently focused on the development of a new toric product to be marketed for disposable replacement regimens. During the years ended December 31, 1998, 1997 and 1996, expenditures for research and development (including obtaining regulatory approvals) were approximately $2.2 million, $2.4 million and $1.1 million, respectively. See "-- Risk Factors -- Risk of New Products and Technological Change."

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

     The Company has obtained non-exclusive licenses from third parties to patents for certain contact lens designs and manufacturing technologies used in the production of its products. Pursuant to a patent license agreement with several parties, including Geoffrey and Anthony Galley, who were significant stockholders of the Company prior to its initial public offering and adverse parties in the U.K. Litigation, the Company has obtained a perpetual, fully paid, worldwide, non-exclusive, irrevocable license to certain patents and patent applications covering technology that is significant in the Company's dry cast molding processes. See "-- Risk Factors -- Intense Competition." The Company has recently filed a patent application on certain aspects of its new automated manufacturing process. The Company has also obtained non-exclusive, fully paid, perpetual, worldwide licenses to use certain technology relating to the tinting of lenses and to manufacture a monomer used to produce certain of its lenses. In addition, the Company licenses technology used in manufacturing its toric and bifocal contact lenses under non-exclusive license agreements that limit the sales of products manufactured using the licensed technology to the Americas. If the Company desires or is required to obtain additional licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be available on terms acceptable to the Company, if at all.

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

     The defense and prosecution of intellectual property suits and related administrative proceedings are both costly and time-consuming. There can be no assurance that the prosecution and defense of the Company's intellectual property will be successful or that the Company will be able to secure adequate intellectual property protections in the future. The protection of intellectual property in certain foreign countries is particularly uncertain. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, and such events would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Risk
Factors -- Dependence on Trademarks, Patent Licenses and Trade Secrets; Risk of Intellectual Property Infringement" and "Item 13 -- Certain Transactions -- OSL Acquisition and Related Litigation."

COMPETITION

     The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. As the number of wearers of soft contact lenses in the U.S. has not grown significantly in recent years, increased U.S. market penetration by the Company will require wearers of competing products to switch to the Company's products. The Company's products compete with products offered by a number of larger companies including Johnson & Johnson, Ciba, Bausch & Lomb, Inc. ("Bausch & Lomb"), Wesley Jessen Vision Care, Inc. ("Wesley Jessen") and The Cooper Companies, Inc. ("Cooper"). Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. The Company believes that certain of its competitors are expanding, or are planning to expand, their manufacturing capacity, and are implementing new, more automated manufacturing processes, in order to support anticipated increases in volume. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. The Company's largest competitor reduced its U.S. prices during the second quarter of 1998 and further restructured its pricing in the fourth quarter of 1998. The Company matched these changes in most respects in the third and four quarters of 1998. The Company's competitors may continue to reduce prices to achieve the sales volumes necessary to utilize their increased capacity, or for other reasons. Future price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to reduce its prices in response. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. Any significant decrease in the Company's costs per lens will depend, in part, on the Company's ability to increase its sales volume and production capacity. There can be no assurance that the Company will be able to continue to increase its sales volume or reduce its per unit production costs. In response to competition, the Company may also increase cooperative merchandising allowances or otherwise increase spending, which may adversely affect its business, financial condition and results of operations. The failure of the Company to respond to competitive pressures, and particularly price competition, in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

     The market for contact lenses is shifting from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens. The weekly disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue product produced by Johnson & Johnson. The Company believes that the per unit production costs of Johnson & Johnson and certain of the Company's other competitors are currently lower than those of the Company. In addition, the lenses currently offered in the United States by the Company in the disposable replacement market are marketed for weekly and monthly replacement regimens. Certain of the Company's competitors, including Johnson & Johnson, Ciba and Bausch & Lomb have introduced lenses marketed for daily replacement at lower prices than their lenses currently marketed for weekly and bi-weekly disposal. The Company has recently introduced a lens marketed for daily disposal in Japan, and plans to introduce a lens marketed for daily disposal in Europe and possibly the U.S. The Company's ability to enter and to compete effectively in the market for daily disposable lenses will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs. See "-- Dependence on Single Product Line; Need to Increase Sales of Lenses for Disposable Replacement Regiments."

     Soft contact lens manufacturers have generally sought to differentiate themselves from their competitors on the basis of product performance, marketing, distribution channels and price. In addition, the Company believes that its manufacturing process technology, lens designs and marketing strategies differentiate it from its leading competitors. Since the purchase of contact lenses requires a prescription in the United States, the Company also competes on the basis of its relationships and reputation with eyecare practitioners. There can be no assurance that the Company will be able to continue to so distinguish its products or that competitors will not adopt technologies, lens designs or marketing strategies that are similar to those used by the Company. Any such action by competitors could have a material adverse effect on the Company's business, results of operations and financial condition. In this regard, Cooper's acquisition of Aspect Vision Care Ltd. in December 1997 has given them the ability to market in the U.S. a new line of contact lenses for weekly and monthly replacement regimens that utilize a manufacturing process technology that is based in part on technology also licensed to and used by the Company. The Company also encounters competition from manufacturers of eyeglasses and from alternative technologies, such as surgical refractive procedures (including new refractive laser procedures such as PRK, or photorefractive keratectomy, and LASIK, or laser in situ keratomileusis). If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could substantially reduce the demand for contact lenses by enabling patients to avoid the ongoing cost and inconvenience of contact lenses. Accordingly, there can be no assurance that these procedures, or other alternative technologies that may be developed in the future, will not cause a substantial decline in the number of contact lens wearers and thus have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Intense Competition" and "-- Risk of New Products and Technological Change."

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

     In the United States, medical devices are classified as Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to FDA-mandated quality system (including current GMP) requirements and, in some cases, 510(k) notification), and Class II devices are subject to general controls including, in most cases, 510(k) notification and special controls (e.g., performance standards). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g., life-sustaining, life-supporting and implantable devices) and also include most devices that were not on the market before May 28, 1976 ("new medical devices") and for which the FDA has not made a finding of "substantial equivalence" based on a 510(k). Class III devices usually require clinical testing and FDA approval prior to marketing and distribution.

     The Company's daily-wear products have been classified as Class II devices subject to the 510(k) pre-market notification process, while the Company's extended-wear products have been classified as Class III devices subject to the PMA requirements. Regulation of the Company's daily-wear products under the pre-market notification process requires that new product introductions in this category be preceded by FDA clearance of a 510(k) pre-market notification containing information which establishes the new product as substantially equivalent to a legally marketed Class I or II medical device or to a legally marketed Class III device that does not itself require an approved PMA prior to marketing ("predicate device"). A 510(k) must contain information to support a claim of substantial equivalence, and this information may include laboratory test results or the results of clinical studies of the device in humans. The FDA may determine that a device is not "substantially equivalent" to a predicate device or that additional information is needed before a substantial equivalence determination can be made. The premarket notification process generally takes five to twelve months without clinical data, or twelve to eighteen months or more if clinical data are required to be included in the notifications but it may take longer, and 510(k) clearance may never be obtained. The range of clinical data required to be included in a 510(k), if any, or a PMA application varies depending on the nature of the new product or product modification. Generally, the 510(k) notifications filed by the Company do not require clinical data, and, if clinical data are required, the necessary clinical trials are short-term. If the Company is unable to establish to the FDA's satisfaction that a new product is substantially equivalent to a predicate device, extensive preclinical and clinical testing will be required, additional costs will be incurred, and FDA approval of a PMA for the product will be required prior to market entry. Such approval, which cannot be assured in a timely manner or at all, generally takes at least eighteen to twenty-four months, and can take substantially longer.

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

     The PMA must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling and promotional labeling. Once the FDA accepts a PMA submission for filing, the FDA begins an in-depth review of the PMA. An FDA review of a PMA generally takes from twelve to eighteen months from the date the PMA is accepted for filing, but may take significantly longer if the FDA requests additional information and if the sponsor files any major amendments to the PMA. The review time is often significantly extended by the FDA's request for clarification of information already provided in the submission. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the quality system (including current GMP) requirements.

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

     All of the products currently marketed by the Company have received 510(k) clearance or PMA approval. The Company anticipates that its contemplated lens to be marketed for daily disposal will be regulated as a Class II medical device, requiring submission and clearance of a 510(k), and that its planned ultraviolet-absorbing extended-wear lens will be regulated as a Class III medical device, requiring submission and approval of a PMA supplement. There can be no assurance that these planned products or any other future products will receive FDA marketing clearance or approval on a timely basis or at all, or that its new daily wear lens will not be subjected to the PMA process. The Company has made minor modifications to its lenses which it believes do not require the submission and clearance of new 510(k) notifications or the submission and approval of PMA supplements. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit new 510(k) notifications or PMA supplements for these changes, that the FDA will not require the Company to cease sales and distribution while seeking clearances of 510(k) notifications or approvals of PMA supplements for the changes, or that such clearances and approvals, if required, will be obtained in a timely manner or at all.

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

     In March 1996, the Company received a warning letter from the FDA regarding certain procedures used in manufacturing products at its facilities in Puerto Rico. The Company took steps to address the FDA's concerns, and after reinspecting the facilities, the FDA notified the Company that its concerns were satisfactorily addressed. In February and March 1998, the FDA again inspected the Company's facilities in Puerto Rico for compliance with quality system (including GMP) requirements. The Company has received a summary of certain deficiencies observed by the FDA inspector, primarily related to complaint handling. The Company is addressing these concerns and believes that its response will be satisfactory to the FDA. However, there can be no assurance that the FDA will accept the Company's responses or that the Company will be found in compliance with quality system (including GMP) requirements in this inspection or in future inspections by regulatory authorities. Any actions required by the FDA as a result of its recent inspection or future inspections could involve significant costs or disruption to the Company's operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, noncompliance with quality system (including GMP) requirements could result in the cessation or reduction of the Company's production volume, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also required to register as a medical device manufacturer and to list its products with the FDA. Devices marketed in the United States are subject to pervasive and continuing regulatory oversight by the FDA and other agencies, and the Company is subject to periodic inspection and record-keeping requirements. As a medical device manufacturer, the Company is further required to comply with FDA requirements regarding the reporting of allegations of death or serious injury associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. Other FDA requirements govern product labeling and prohibit a manufacturer from marketing a device with a cleared 510(k) or an approved PMA for an uncleared or unapproved indication. Failure to comply with applicable regulatory requirements can result in a wide variety of severe administrative, civil, and criminal sanctions and penalties. See "-- Risks of Regulatory Action."

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

     Medical devices sold or marketed in the European Union ("EU") are subject to the EU's medical devices directive. Under this directive, CE mark certification procedures became available for medical devices, and the successful completion of such procedures would allow certified devices to be marketed in all EU countries. In order to obtain the right to affix the CE mark to its products, medical device companies must obtain certification that its processes meet European quality standards and establish that the product is considered safe and fit for its intended purpose. Medical devices other than active implants and in vitro diagnostic products may not be sold in EU countries unless they display the CE mark. Although member countries must accept for marketing medical devices bearing a CE marking without imposing further requirements related to product safety and performance, each country may require the use of its own language or labels and instructions for use.

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

EMPLOYEES

     As of December 31, 1998, the Company had 1438 full-time employees, including 332 in the United States, 547 in the United Kingdom, 526 in Puerto Rico, 26 in Canada and 7 in Hungary. Of the Company's full-time employees, 145 are engaged in sales and marketing, 1,109 in manufacturing, 94 in distribution, 14 in process development and 76 in finance and administration. The Company also utilizes a number of part-time employees in its manufacturing and distribution operations to supplement its full-time workforce. The Company's success is dependent in part on its ability to attract and retain qualified employees. In particular, the loss of John D. Fruth, the Company's founder and Chief Executive Officer, would have a material adverse effect on the Company's development and marketing efforts. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement with respect to his or her employment by the Company. The Company has never experienced a work stoppage and believes that its employee relations are good. See "-- Dependence on Key Personnel".

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

     Intense Competition. The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. The Company's products compete with products offered by a number of larger companies including the Vistakon division of Johnson & Johnson ("Johnson & Johnson"), the Ciba Vision division of Novartis ("Ciba"), Bausch & Lomb, Inc. ("Bausch & Lomb"), Wesley Jessen VisionCare, Inc. ("Wesley Jessen") and The Cooper Companies, Inc. ("Cooper"), which recently acquired Aspect Vision Care Ltd. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. The Company believes that certain of its competitors are expanding, or are planning to expand their manufacturing capacity, and are implementing new, more automated manufacturing processes, in order to support anticipated increases in volume. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. In addition, the Company's largest competitor reduced its U.S. prices during the second quarter of 1998, and further restructured its pricing plan in the fourth quarter of 1998. The Company matched these changes in most respects in the third and fourth quarters of 1998. The Company's competitors may continue to reduce prices to achieve the sales volumes necessary to utilize their increased capacity, or for other reasons. Future price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to either match the competitor's pricing plan or reduce its prices in response. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. Any significant decrease in the Company's costs per lens will depend, in part, on the Company's ability to increase its sales volume and production capacity. There can be no assurance that the Company will be able to continue to increase its sales volume or reduce its per unit production costs. In response to competition, the Company may also increase cooperative merchandising allowances or otherwise increase spending, which may adversely affect its business, financial condition and results of operations. The failure of the Company to respond to competitive pressures, and particularly price competition, in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations. See
"-- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

     The market for contact lenses is shifting from lenses marketed for annual replacement regimens to lenses marketed for weekly and daily disposable replacement regimens. The weekly disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue product produced by Johnson & Johnson. The Company believes that the per unit production costs of Johnson & Johnson and certain of the Company's other competitors are currently lower than those of the Company. The Company has recently introduced a lens marketed for daily disposal in Japan, and plans to introduce a lens for such market in Europe and possibly the U.S. The Company's ability to enter and to compete effectively in the daily market will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs. Additionally, over the past few quarters, the rate of U.S. market demand has slowed. Should such trend continue, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that its manufacturing process technology, lens designs and marketing strategies differentiate it from its leading competitors. However, there can be no assurance that competitors will not adopt technologies, lens designs or marketing strategies that are similar to those used by the Company. Any such action by competitors could have a material adverse effect on the Company's business, results of operations and financial condition. In this regard, Cooper's acquisition of Aspect Vision Care Ltd. in December 1997 has given them the ability to market in the U.S. a new line of contact lenses for weekly and monthly replacement regimens that utilize a manufacturing process technology that is based in part on technology also licensed to and used by the Company.

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

     Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations. The Company's success will depend upon its ability to increase its production volume on a timely basis while maintaining product quality and lowering per unit production costs. Manufacturers often encounter difficulties in increasing production volumes, including problems involving delays, quality control and shortages of qualified personnel. The Company is currently operating close to capacity, and while incremental increases in capacity are implemented by the Company in the ordinary course, the Company expects to need more significant increases in capacity in the foreseeable future.

     To this end, the Company intends to add new, highly automated production technology at its facilities in the United Kingdom and Puerto Rico to increase its manufacturing capacity and reduce its per unit manufacturing costs. However, there can be no assurance that the Company will be able to implement this automated technology on a timely basis or that the automated technology will operate as efficiently as expected. The Company has encountered delays in implementing the first line of this automated technology, has had to write off the cost of a custom made piece of equipment, and there can be no assurance that it will not encounter significant delays and difficulties in the future. For example, suppliers could miss their equipment delivery schedules, the efficiency of the new production lines and facility could improve less rapidly than expected, if at all, or the equipment or processes could require longer design time than anticipated, or redesigning after installation. In addition, the new production technology will involve processes and equipment with which the Company and its personnel are not experienced. Difficulties experienced by the Company in automating its manufacturing process could impair the Company's ability to reduce its per unit production costs and to compete in the weekly and daily disposable replacement market and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company currently expects that through the end of 2000, it will invest approximately $46.5 million in capital expenditures on automated production lines in the United Kingdom and Puerto Rico and expects to continue to invest in additional automated production lines after this period. The Company intends to finance these capital expenditures with net cash provided by operating activities, existing cash balances and borrowings under its credit facilities. No assurances can be given as to the availability of such net cash from operations or borrowings, and if such funds are not available, the Company could be required to curtail the installation of the automated lines.

     The Company is currently experiencing space constraints at its Puerto Rican facility. As a result, the Company intends to relocate its Puerto Rican manufacturing operations to a substantially larger new facility being constructed to the Company's specifications and leased to the Company by the Puerto Rico Industrial Development Company. The development and construction of a new manufacturing facility is subject to significant risks and uncertainties, including cost estimation errors and overruns, construction delays, weather problems, equipment delays or shortages, production start-up problems and other factors. As many of such factors are beyond the Company's control, the Company cannot predict the length of any such delays, which could be substantial. Construction of the new facility began during the fourth quarter of 1997 and is expected to be completed during the second quarter of 1999, with occupancy in the new facility expected to be phased in over a nine month period. There can be no assurances as to when the Company will complete construction and begin production. Before this new facility begins production, it must be inspected by the U.S. Food and Drug Administration (the "FDA") for compliance with current good manufacturing practices ("GMP"), and the inspection and approval process could significantly delay the Company's ability to begin production in this new facility.

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

     The Company expects that the overall average selling price that it realizes across its products will decline over time because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for daily and weekly disposable replacement regimens, (ii) further decreases in the prices of lenses marketed for weekly disposable replacement regimens, and (iii) increases in products sold internationally through distributors at prices lower than direct sales prices in the United States.

     The Company does not expect there to be significant growth in its sales of lenses marketed for annual or monthly replacement. Accordingly, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margins.

     Risks Relating to International Operations; Need to Increase Sales in International Markets. In 1996, 1997 and 1998, the Company's international sales represented approximately 18.2%, 21.0% and 21.5%, respectively, of the Company's net sales. In addition, a substantial portion of the Company's products is manufactured in the United Kingdom. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign consumer preferences, disruptions or delays in shipments, changes in currency exchange rates, longer accounts receivable payment cycles and greater difficulties in collecting accounts receivable, foreign tax laws or tariffs, political unrest and changing economic conditions in countries in which the Company's products are sold or manufacturing facilities are located. These factors, among others, could materially adversely affect the Company's ability to sell its products in international markets, as well as its ability to manufacture its products. If any such factors were to render the conduct of business in a particular country undesirable or impractical, there could be a material adverse effect on the Company's business, financial condition and results of operations. The Company and its representatives, agents and distributors are also subject to the laws and regulations of foreign jurisdictions in which they operate or in which the Company's products are sold. The regulation of medical devices in a number of jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

     A substantial portion of the Company's sales and expenditures are collected or paid in currencies other than the U.S. dollar. Therefore, the Company's operating results are affected by fluctuations in foreign currency exchange rates. In 1998 the Company had an exchange loss of $913,000, primarily relating to changes in exchange rate between the U.S. dollar, British Pound and the Canadian dollar. The Company does not generally hedge its currency risk, and accordingly there can be no assurance that in the future exchange rate movements will not have a material adverse effect on the Company's sales, gross profit, operating expenses or foreign currency exchange gains and losses.

     The Company's continued growth is dependent on the expansion of international sales of its products. This expansion will involve operations in markets with which the Company is not experienced and there can be no assurance that the Company will be successful in capturing a significant portion of these markets for contact lenses. In addition, the Company will not be able to market and sell its products in certain international markets until it obtains regulatory approval. The Company has recently received regulatory approval to have certain of its products sold in Japan and has forecast significant sales in that country. However, the Company's products are new to Japan and there can be no assurance that such sales will occur. The failure of the Company to increase its international sales substantially could have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertain Ability to Manage Growth; Risks Associated with Implementation of New Management Information Systems and Year 2000 Related Problems. The Company has experienced rapid growth in recent years. Continued rapid growth may place a significant strain on management, operational infrastructure, working capital and financial and management control systems. Growth in the Company's business has required, and is expected to continue to require, significant personnel management and other infrastructure resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational, financial and management information systems.

     The Company is also in the process of replacing its business control information systems with new systems that are expected to include a number of integrated applications, including order entry, billing and labeling. The new systems will significantly affect many aspects of the Company's business, including its manufacturing, sales and marketing and accounting functions, and the successful implementation and integration of these applications will be important to facilitate future growth. The Company has implemented several of these applications, and anticipates implementing the other planned applications by the middle of 1999. However, the Company could experience unanticipated delays in the implementation of the new systems and implementation of the new information systems could cause significant disruption in operations. If the Company is not successful in implementing its new systems or if the Company experiences difficulties in such implementation, the Company could experience problems with the delivery of its products or an adverse impact on its ability to access timely and accurate financial and operating information.

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

     In early 1998, the Company's Board of Directors named its Chief Information Officer ("CIO") to head up a compliance project to identify all information technology ("IT"), non-IT systems and third party related issues. The CIO or other appropriate person will make presentations on the Company's compliance program at each Board of Directors meeting until the year 2000. At present, the Company has completed an inventory of all IT and non-IT systems and has assessed the requirements for modifications. The Company believes that correction and testing will be completed by the third quarter of 1999 and implementation by October of 1999. However, there can be no assurance that the Company will be successful in its correction, testing and implementation, or that the Company will not be materially adversely affected by Year 2000 related problems of third parties such as suppliers, service providers and customers. See "-- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Year 2000."

     Risk of New Products and Technological Change. The Company does not allocate substantial resources to new product development and has historically leveraged or licensed the technology developments of others. The Company believes that many of its competitors have invested, and will continue to invest, substantial amounts in developing new products and technologies, and there can be no assurance that the Company's competitors do not have or will not develop new products and technologies that could render the Company's products less competitive. For example, Bausch & Lomb has received FDA approval to market a contact lens based on a new polymer for seven day continuous wear, and it has been reported that it will seek approval for longer continuous wear. It has also been reported that Ciba is developing a similar lens. Additionally, certain of the Company's competitors have or are believed to be developing a toric lens marketed for weekly disposal. There can be no assurance that the Company will be able to develop its own technology or utilize technology developed by third parties in order to remain competitive. Any failure by the Company to stay current with its competitors with regard to new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products would have a material adverse effect on the Company's business, financial condition and results of operations. See
"-- Dependence on Single Product Line; Need to Increase Sales of Lenses Marketed for Disposable Replacement Regimens" and "-- Research and Development."

     Risks Associated with Interruption of Manufacturing Operations. The Company manufactures substantially all of the products it sells. As a result, any prolonged disruption in the operations of the Company's manufacturing facilities, whether due to technical or labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on the Company's business, financial condition and results of operations. In this regard, one of the Company's principal two manufacturing facilities is located in Puerto Rico and is thus exposed to the risks of damage from hurricanes. If this facility were to be out of production for an extended period, the Company's business, financial condition and results of operation would be materially adversely affected. See "-- Manufacturing."

     Dependence on Trademarks, Patent Licenses and Trade Secrets; Risk of Intellectual Property Infringement. The Company has numerous trademark registrations in the United States, Europe and other foreign countries. The Company believes that its trademarks have significant value and are instrumental to its ability to create and sustain demand for its products and to implement its channel-based branding strategy. The Company believes that there are no currently pending challenges to the use or registration of any of the Company's material trademarks. There can be no assurance, however, that the Company's trademark's do not or will not violate the proprietary rights of others, that they would be upheld if challenge or that the Company would, in such an event, not be prevented from using its trademarks, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company may discover products in the marketplace that infringe on trademark rights held by the Company. If the Company is unsuccessful in challenging a third party's trademark infringement, continued sales of such product could adversely affect the Company's marketing strategy, which relies heavily on the Company's proprietary trademarks, and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company currently relies on a licensed patent for a portion of the dry cast molding technology used in the production of its products. This license is non-exclusive, and therefore this patented process may be licensed to the Company's competitors. The Company believes that Cooper is currently also using this technology as a result of its acquisition of Aspect Vision Care Ltd. The Company also relies on non-exclusive licenses to certain design patents for its toric and bifocal contact lenses, and these licenses limit the Company's sales of products using the licensed technology to the Americas. The Company owns no patents and has only one patent application pending. Certain of the Company's competitors have significant patent portfolios. To the extent the Company desires or is required to obtain additional licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be available on terms acceptable to the Company, if at all. The inability of the Company to obtain any of these licenses could result in an inability to make or sell products or reductions or delays in the introduction of new products to meet consumer preferences. Any such prohibitions, reductions or delays in the introduction of such products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The defense and prosecution of intellectual property suits and related administrative proceedings are both costly and time-consuming. Litigation may be necessary to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or administrative proceedings will likely result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. The prosecution and defense of intellectual property rights, as with any lawsuit, are inherently uncertain and carry no guarantee of success. The protection of intellectual property in certain foreign countries is particularly uncertain. An adverse determination in litigation or administrative proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, prevent the Company from selling its products or require the Company to modify its products. Although patent and intellectual property disputes regarding medical devices are often settled through licensing and similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that any necessary licenses would be available to the Company on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, and such events would have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Trademarks, Trade Secrets and Patent Licenses."

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

     In general, the FDC Act requires that a new medical device be cleared by the FDA prior to introducing such product to the U.S. market through the submission of a 510(k) notification; exempted from the requirement of such clearance; or approved by the FDA prior to introducing such product to the market through the submission of a PMA. The process of obtaining clearance of a 510(k) notification typically takes five to twelve months without clinical data, or twelve to eighteen months or more if clinical data are required to be included in the notification, but it may take longer, and 510(k) clearance may never be obtained. Approval through the PMA process, which likewise may never be obtained, generally takes at least eighteen to twenty-four months and can take substantially longer, is more expensive and requires the submission of extensive preclinical and clinical data and manufacturing information, among other things. The soft contact lenses currently marketed by the Company have received FDA clearance through the 510(k) process or approval through the PMA process. In addition, the Company has made modifications to its products that the Company believes do not require the submission of new 510(k) notifications or PMA supplements. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit new 510(k) notifications or PMA supplements for these changes, that the FDA will not require the Company to cease sales and distribution while seeking clearances of 510(k) notifications and approvals of PMA supplements for the changes, or that such clearances and approvals, if required, will be obtained in a timely manner or at all. In addition, there can be no assurance that any future products developed by the Company or any modifications to current products will not require additional clearances or approvals from the FDA, or that such approvals, if necessary, will be obtained in a timely manner or at all.

     The Company's manufacturing facilities are subject to periodic GMP and other inspections by the FDA. In March 1996, the Company received a warning letter from the FDA regarding certain procedures used in manufacturing products at its facilities in Puerto Rico. The Company took steps to address the FDA's concerns, and, after reinspecting the facilities, the FDA notified the Company that its concerns were satisfactorily addressed. In February and March 1998, the FDA again inspected the Company's facilities in Puerto Rico for compliance with quality system (including GMP) requirements. The Company has received a summary of certain deficiencies observed by the FDA inspector, primarily related to complaint handling. The Company is addressing these concerns and believes that its response will be satisfactory to the FDA. However, there can be no assurance that the FDA will accept the Company's responses or that the Company will be found in compliance with quality system (including GMP) requirements in this inspection and in future inspections by regulatory authorities. Any actions required by the FDA as a result of its recent inspection or future inspections could involve significant costs or disruption to the Company's operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, noncompliance with quality system (including GMP) requirements could result in the cessation or reduction of the Company's production volume, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Sales of medical devices outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States permit. Other countries have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in the United States, while approvals in countries such as Japan may require longer periods than in the United States. These differences may also affect the efficiency and timeliness of international market introduction of the Company's products, and there can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries in a timely manner or at all. See "-- Government Regulation."

     Product Liability; Insurance. The Company has in the past been, and continues to be, subject to product liability claims and lawsuits. Because contact lenses are medical devices, the Company faces an inherent risk of exposure to product liability claims in the event that the use of its products results in personal injury. The Company also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall. From time to time, the Company has received, and may in the future receive, complaints of significant patient discomfort, including corneal scarring and complications, while using the Company's contact lenses. In certain cases, the reasons for the problems have never been established. In addition, on two occasions, in 1995 and 1997, the Company has recalled certain of its products due to labeling errors. Although the Company has not experienced material losses to date due to product liability claims or product recalls, there can be no assurance that the Company will not experience such losses in the future, that insurance coverage will be adequate to cover such losses or that insurance coverage will be available on acceptable terms or at all. A product liability or other judgment against the Company in excess of the Company's insurance coverage or a product recall could have a material adverse effect upon the Company's business, financial condition and results of operations. See "-- Product Liability and Insurance."

     Environmental Regulations. Federal, state and local regulations impose various controls on the storage, handling, discharge and disposal of certain substances used in the Company's manufacturing processes and on the Company's facilities. The Company believes that its activities conform to present governmental regulations applicable to its current operations and facilities, including those related to environmental, land use, public utility utilization and fire code matters. There can be no assurance that the governmental regulations will not in the future impose the need for additional capital equipment or other process requirements upon the Company or restrict the Company's ability to expand its operations. The adoption of such measures or any failure by the Company to comply with applicable environmental and land use regulations or to restrict the discharge of hazardous substances could subject the Company to future liability or could cause its manufacturing operations to be curtailed or suspended.

     Dependence on Key Personnel. The Company is dependent upon a limited number of key management and technical personnel. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in retaining or hiring qualified personnel. The loss of any of the Company's senior management or other key research, clinical, regulatory, or sales and marketing personnel, particularly to competitors, could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the loss of John D. Fruth, the Company's founder and Chief Executive Officer, could have a material adverse effect on the Company. See "-- Employees" and "Item 10 -- Directors and Executive Officers of the Registrants."

     Influence by Existing Stockholders. Directors, officers and principal stockholders of the Company, in the aggregate, beneficially own approximately 33% of the Company's outstanding Common Stock. As a result, these stockholders, acting together, possess significant voting influence over the election of the Company's Board of Directors and the approval of significant corporate transactions, among other matters. Such influence could have the effect of delaying, deferring or preventing a change in control of the Company. See "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."

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

     Volatility of Stock Price. The market price of Company's Common Stock is, and is likely to continue to be, volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results or those of its competitors, competitive factors, trade practice litigation, new products offered by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in its industry and other related industries, regulatory actions, adoption of new accounting standards, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources. See "Item 5 -- Market of Registrant's Common Equity and Related Stock Holder Matters."

ITEM 2. PROPERTIES

     The Company's principal administrative, sales, marketing, customer service, packaging and distribution facility is located in South San Francisco, California. The Company's principal manufacturing facilities are located near Southampton, United Kingdom, and in Santa Isabel, Puerto Rico. The Company also maintains sales offices in Canada, Hungary and the United Kingdom.

     Rapid growth in sales volumes has required that the Company increase its capacity by adding manufacturing space. The Company's first United Kingdom manufacturing facility was established in 1988 and operated by Precision Lens Laboratories Ltd. ("PLL") until 1992, when it was acquired by the Company. The Company opened its second United Kingdom manufacturing facility in 1996. The Company's Puerto Rican manufacturing facility was acquired in late 1992 as part of the American Hydron acquisition. See "Management's Discussion and Analyses of Financial Conditions and Results of Operations -- Overview." This facility is currently operating at or near capacity (based on a single production shift per work day). As part of the Company's plan to increase its manufacturing capacity, it intends to relocate its Puerto Rican manufacturing facilities to a substantially larger new facility which is currently being constructed to the Company's specifications to be leased to the Company by the Puerto Rico Industrial Development Company upon completion. Construction of this new facility began during the first quarter of 1998 and is expected to be completed by the second quarter of 1999, and begin occupancy of the building over the following nine months. Until the new Puerto Rican facility is completed, the Company intends to maximize its capacity in the United Kingdom, or increase capacity in Puerto Rico through additional production shifts, to meet any requirements for increased volumes of lens production. See
"Business -- Manufacturing" and "Business -- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

     The following table describes the Company's principal facilities as of December 31, 1998:

                                                                APPROXIMATE
               LOCATION                        FUNCTION         SQUARE FEET   OWNED/LEASED
               --------                        --------         -----------   ------------
South San Francisco, California(1)      Corporate
                                        Headquarters/Sales/
                                        Distribution              122,000        Leased
Eastleigh, United Kingdom(2)            Manufacturing/Sales        66,000        Leased
Eastleigh, United Kingdom(3)            Warehouse                  10,000        Leased
Romsey, United Kingdom(4)               Distribution/Warehouse     23,000        Leased
Nursling, United Kingdom(5)             Manufacturing              14,900        Leased
Santa Isabel, Puerto Rico(6)            Manufacturing              34,372        Leased
Juana Diaz, Puerto Rico(7)              Manufacturing             119,348        Leased
Markham, Ontario(8)                     Sales/Marketing             4,217        Leased
Markham, Ontario(9)                     Distribution/Warehouse      2,940        Leased
Budapest, Hungary                       Sales/Distribution            775        Leased

---------------
(1) The Company's lease for this facility expires on October 30, 2002, and the Company has an option to extend the lease until 2007 and to lease an additional 30,000 square feet.

(2) The Company's lease for this facility expires on December 23, 2010.

(3) The Company occupies this facility under a three-month rolling lease.

(4) The Company's lease for this facility expires August 18, 2007, and the Company has an option to break the lease from August 18, 2003.

(5) Represents three separate buildings. One is leased under a lease that expires March 24, 2011, and is sub-let under a sublease that expires March 21, 2011. The second building, which is currently vacant, is leased under a lease that expires January 31, 2000. The third building is leased on a six-month rolling license and is currently used for storage.

(6) Represents three separate buildings. Two buildings are leased under leases that expire January 1, 2001. The third building is leased under a lease that expires July 1, 2000. The Company is constructing a substantially larger facility in Juana Diaz, Puerto Rico, and began to relocate from this facility to its new facilities beginning in March of 1999. When the Company has completely relocated to its new facilities, the leased buildings will be returned to the lessor and the Company will not incur penalties for early termination.

(7) The Company began construction of this new facility during the first quarter of 1998 and expects to complete construction by the second quarter of 1999. The lease commences the first day of the month following completion, inspection and acceptance of the constructed building, for a period of ten years.

(8) The Company's lease for this facility expires October 31, 2007, and the Company has an option to extend the lease to 2012.

(9) The Company's lease for this facility expires October 31, 1999 and the Company has an option to extend the lease to 2000.

ITEM 3. LEGAL PROCEEDINGS

     None

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

                                                        HIGH            LOW
                                                       -------        -------
YEAR ENDED DECEMBER 31, 1998:
  Fourth Quarter.....................................  $ 29.50        $ 16.00
  Third Quarter......................................  $34.875        $17.687
  Second Quarter.....................................  $35.125        $ 25.50
  First Quarter......................................  $32.375        $ 22.00
YEAR ENDED DECEMBER 31, 1997:
  Fourth Quarter.....................................  $28.125        $ 19.25
  Third Quarter (since August 5, 1997)...............  $23.375        $ 16.50

     As of December 31, 1998, there were approximately 89 holders of record of the Company's Common Stock, although the Company believes that there is a larger number of beneficial owners.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its Common Stock, and the payment of cash dividends on its Common Stock is prohibited under the Company's Amended and Restated Credit Agreement with Comerica
Bank -- California (the "Comerica Credit Agreement"). The Company currently expects to retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

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

     The aggregate net offering proceeds to the Company from the initial public offering after deducting the total expenses associated with the offering was $53.7 million.

     From the effective date of the Registration Statement through December 31, 1998, such proceeds were used for the following purposes:

Construction of plant, building and facilities..............  $ 7,397,000
Purchase and installation of machinery and equipment........   24,890,000
Repayment of indebtedness...................................   14,728,000
Final payment pursuant to UK settlement agreement...........    6,685,000
                                                              -----------
Total expenses..............................................  $53,700,000
                                                              ===========

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected data presented below under the captions "Consolidated Statement of Income" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1998 are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998, and the KPMG LLP report thereon, are included in Item 8 starting on page 44 of this Form 10-K.

                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                   1998       1997      1996      1995      1994
                                                 --------   --------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net sales......................................  $151,908   $118,605   $90,509   $68,087   $48,503
Cost of sales..................................    48,307     41,066    36,553    26,820    22,553
                                                 --------   --------   -------   -------   -------
  Gross profit.................................   103,601     77,539    53,956    41,267    25,950
Selling and marketing expenses.................    40,445     27,139    18,101    11,728     6,405
General and administrative expenses............    21,351     20,470    18,420    14,287    11,087
                                                 --------   --------   -------   -------   -------
  Income from operations.......................    41,805     29,930    17,435    15,252     8,458
Interest expense...............................      (308)    (1,387)   (3,216)   (3,024)   (3,128)
Interest income................................     2,870        939       132       280       123
Other (expense) income, net....................    (1,134)        (6)     (186)      151      (416)
                                                 --------   --------   -------   -------   -------
  Income before taxes..........................    43,233     29,476    14,165    12,659     5,037
Income taxes...................................   (12,670)    (8,843)   (3,989)   (3,869)       --
  Net income...................................    30,563     20,633    10,176     8,790     5,037
Preferred stock dividends......................        --        (49)      (82)      (82)      (82)
                                                 --------   --------   -------   -------   -------
Net income applicable to common Stockholders...  $ 30,563   $ 20,584   $10,094   $ 8,708   $ 4,955
                                                 ========   ========   =======   =======   =======
Net income per share (basic)(1)................  $   1.37   $   1.10   $  0.61   $  0.55   $  0.38
                                                 ========   ========   =======   =======   =======
Net income per share (diluted)(1)..............  $   1.31   $   0.98   $  0.52   $  0.46   $  0.27
                                                 ========   ========   =======   =======   =======
Shares used in computing net income per share
  (basic)(1)...................................    22,293     18,722    16,445    15,791    13,067
                                                 ========   ========   =======   =======   =======
Shares used in computing net income per share
  (diluted)(1).................................    23,276     21,107    19,439    19,194    18,578
                                                 ========   ========   =======   =======   =======
OTHER DATA:
Lenses marketed for disposable replacement
  regimens as a percentage of total lenses
  sold.........................................      93.7%      89.6%     83.5%     73.4%     53.0%
Depreciation and amortization..................  $  5,950   $  6,863   $ 4,904   $ 2,578   $ 2,137
Capital expenditures...........................    32,706     16,156    12,256    13,558     2,153

                                                                AS OF DECEMBER 31,
                                                 -------------------------------------------------
                                                   1998       1997      1996      1995      1994
                                                 --------   --------   -------   -------   -------
                                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, restricted cash and
  short-term and long-term investments.........  $ 57,249   $ 47,429   $ 5,541   $ 5,346   $ 9,639
Working capital................................    70,578     60,914    15,118    11,913    17,305
Total assets...................................   176,570    132,835    63,503    50,874    35,645
Total debt.....................................     3,464      3,879    22,740    22,911    22,863
Stockholders' equity...........................   142,949    106,104    23,889    13,292     4,447

---------------
(1) For an explanation of the determination of the number of shares used in computing net income per share (basic and diluted) see Notes 2 and 14 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Since the Company was incorporated in 1985, its strategy has been to market high-quality contact lenses to eyecare practitioners at competitive prices using a low cost-to-serve operating structure. Until 1992, the Company was principally a distributor of contact lenses. In September 1992, the Company became an integrated contact lens company by acquiring the primary supplier of its lenses, Precision Lens Laboratories Ltd. ("PLL"), a United Kingdom-based company now called Ocular Sciences Ltd. ("OSL"). In October 1992, the Company acquired the North and South American contact lens business of Allergan, Inc. ("Allergan"), which had been operating under the name American Hydron. This acquisition provided the Company with a significantly expanded customer base, an additional line of contact lens products to a manufacturing facility in Puerto Rico. The purchase price was $24.5 million, including acquisition costs of $1.2 million. The American Hydron acquisition resulted in goodwill and other intangible assets of $3.4 million, all of which were fully amortized by the end of 1997.

     Prior to the summer of 1993, the Company derived a substantial majority of its sales from lenses marketed for annual replacement regimens and the remainder of its sales from lenses marketed for monthly replacement regimens. In the third quarter of 1993, the Company began selling lenses marketed for weekly disposable replacement regimens. Since that time, substantially all of the Company's growth in net sales has resulted from sales of lenses marketed for disposable replacement regimens, primarily weekly disposable replacement regimens. The Company's lenses marketed for disposable replacement regimens historically have had lower selling prices and gross margins and are sold in much greater volumes than its lenses marketed for annual replacement regimens. In 1998, lenses marketed for disposable replacement regimens accounted for 93.7% of the Company's unit volume and 84.7% of net sales. See "Business -- Risk Factors." In 1998, approximately 50% of the Company's U.S. net sales came from sales to optometrists, ophthalmologists, and the distributors that sell to such practitioners, and approximately 50% of the Company's U.S. net sales came from sales to chain stores and mass merchants.

RESULTS OF OPERATIONS

     All results of operations data in the following tables is presented in thousands.

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Sales

                                                  YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                1998      % CHANGE      1997
                                              --------    --------    --------
U.S.........................................  $119,215      27.2%     $ 93,711
International...............................    32,693      31.3%       24,894
                                              --------                --------
Net sales...................................  $151,908      28.1%     $118,605
                                              ========                ========

As a percentage of net sales
  U.S.......................................      78.5%                   79.0%
  International.............................      21.5%                   21.0%

     Net sales represents gross sales less allowances for returns, trial set and prompt payment discounts. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. Net sales increased 28.1% to $151.9 million in 1998 from $118.6 million in 1997. This growth resulted from increased sales of the Company's lenses marketed for weekly disposable replacement regimens in both the U.S. and international markets. Unit sales of the Company's lenses marketed for weekly disposable replacement regimens increased 58.7% from 1997 to 1998. International sales revenue growth continued to be strong, with revenue growth of 31.3% and unit growth of 63.9% from 1997 to 1998. In 1998, 93.7% of all lenses sold by the Company were marketed for use in disposable replacement regimens, compared to 89.6% in 1997. The Company's overall average selling price declined approximately 14.2% from 1997 to 1998, primarily as a result of a continued shift in product mix towards sales of lower priced products for weekly disposable replacement regimens, price reductions on the weekly disposable products in the U.S., and geographic mix towards lower priced international distributors. The price reductions on the Company's lenses marketed for weekly replacement took place during the second half of 1998 in response to price changes by the Company's largest competitor, and were offset in part by reductions in cooperative merchandising allowances described in "Selling and Marketing Expenses", below. The Company expects that the overall average selling price that it realizes across its products will continue to decline over time, and may decline at a greater rate than in the past, because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for weekly and daily disposable replacement regimens, (ii) further decreases in the average per unit selling prices of lenses marketed for disposable replacement regimens, and (iii) increases in products sold internationally to distributors at prices lower than direct sales prices in the United States. The Company does not expect there to be any growth in its sales of lenses for annual replacement as a result of the continuing shift in consumer demand towards more frequent replacement regimens. The Company has recently introduced a low priced lens to be marketed for daily replacement in Japan, expects to introduce a lens marketed for daily replacement in Europe later in 1999 and is evaluating the introduction of such a lens in the United States. The Company expects that introduction of the new lenses marketed for daily disposal will result in increased unit and revenue growth due to the more frequent replacement of such lenses. Historically, the Company's first quarter net sales have been lower than its fourth quarter net sales, and the Company expects that its net sales for the quarter ending March 31, 1999 will be lower than its net sales for the quarter ended December 31, 1998.

     Gross Profit

                                                  YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 1998      % CHANGE     1997
                                               --------    --------    -------
Gross profit.................................  $103,601      33.6%     $77,539
As a percentage of net sales.................      68.2%                  65.4%

     Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, royalties to third parties and amortization of certain intangible assets. A substantial portion of the Company's cost of sales is fixed and therefore declines as a percentage of net sales as volume increases. Gross profit increased 33.6% to $103.6 million, or 68.2% of net sales in 1998, from $77.5 million, or 65.4% of net sales, in 1997. The increase in gross profit from 1997 to 1998 was due primarily to increased net sales, and to decreases in per unit production costs resulting from the implementation of certain process improvements and increases in manufacturing volume. The Company expects cost reductions resulting from improvements in the Company's current production process to be less significant in the future. The Company intends to add new, automated production technology at its United Kingdom and Puerto Rico facilities, and is currently validating the first of these automated production lines, and anticipates commencing production on these new lines in the first half of 1999. The new manufacturing technology is designed to further reduce the Company's per unit cost of production over time, although such cost reductions may not be seen until future periods and are dependent in part on increases in production volume to offset the higher depreciation costs (which are a component of cost of goods sold) associated with the new production lines. In addition, as described above in "Net Sales", the Company expects that its overall average selling price on its current products will continue to decline over time, and that accordingly, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even maintain, its gross margins on such products. See "Factors That May Affect Future Results -- Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations." The Company expects that the introduction of a lower priced lens marketed for the daily disposable replacement regimen will result in a decline in the average selling price of the Company's products, while reductions in costs of sales will likely not reach comparable levels until subsequent periods, if at all. Accordingly, the Company expects its gross margins to decrease, at least in the first several quarters following the introduction of lenses marketed for daily replacement regimens and also expects that gross margins may fluctuate more significantly than in the past. See "Factors That May Affect Future Results -- Fluctuations in Operating Results; Decreasing Average Sales Prices."

     In the fourth quarter of 1997, the Company finalized plans to change the packaging component of its manufacturing process in late 1998, resulting in an $824,000 write-down in 1997 of certain of its manufacturing assets to estimated fair value and a corresponding $824,000 increase in cost of sales. See Note 6 of Notes to Consolidated Financial Statements.

     Selling and Marketing Expenses

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                 1998      % CHANGE     1997
                                                -------    --------    -------
Selling and marketing expenses................  $40,445      49.0%     $27,139
As a percentage of net sales..................     26.6%                  22.9%

     Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eyecare practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements made principally to chain stores and mass merchants for items such as advertising, displays and mailings that are intended to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. Selling and marketing expenses increased 49.0% to $40.4 million, or to 26.6% of net sales, in 1998 from $27.1 million, or 22.9% of net sales, in 1997. The increase, both in absolute dollars and as a percentage of net sales from 1997 to 1998 resulted primarily from an increase in cooperative merchandising allowances, increases in the size of the U.S. sales force and increases in royalties which are due on certain U.K. sales. See Note 16 of Notes to Consolidated Financial Statements. The increase in cooperative merchandising allowances was primarily attributable to the 58.7% unit growth in lenses marketed for weekly disposable replacement regimens as well as the growth in sales to the optical retail channel which tends to carry a higher level of these allowances. In connection with the price reductions discussed in "Net Sales", the Company realized a reduction of its cooperative merchandising allowances of 14% in the fourth quarter of 1998 compared to the third quarter of 1998. The Company expects that for the next four quarters, the rate of growth in cooperative merchandising allowances will slow, and as a result expects that the rate of growth of sales and marketing expenses, will also slow. However, if the Company is required to respond to pricing and promotional pressures from competitors, its rate of spending on cooperative merchandising allowances could increase in the future.

     General and Administrative Expenses

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                 1998      % CHANGE     1997
                                                -------    --------    -------
General and administrative expenses...........  $19,117      5.7%      $18,085
As a percentage of net sales..................     12.6%                  15.2%

     General and administrative expenses are comprised primarily of salaries and benefits for general and administrative, distribution, non-manufacturing facilities costs, professional services, and consultants' fees. General and administrative expenses increased 5.7% to $19.1 million in 1998 from $18.1 million in 1997, but declined as a percentage of net sales from 15.2% to 12.6%. Included in the 1998 expense, is a charge of $586,000 related to a custom-built packaging machine which failed factory acceptance tests and Company specifications. The Company did not take delivery of this custom-built machine nor used it in its production. This amount represented cumulative payments to the vendor, which had been recorded in construction in progress and subsequently charged to general and administrative expense. See Note 6 of Notes to Consolidated Financial Statements. Without this one-time expense, general and administrative expenses would have increased 2.5% from 1997 to 1998. The increase in absolute dollars was due primarily to the additional infrastructure related to the requirements of being a publicly held company, partially offset by provisions for sales and use taxes recorded in 1997. The decrease in general and administrative expenses as a percentage of net sales resulted primarily from expenses growing at a slower rate than revenues, automation of the Company's distribution centers and the leverage from utilizing the infrastructures of the Company's international partners rather than establishing direct operations overseas. For example, worldwide unit sales increased 49.8% from 1997 to 1998 while worldwide distribution expenses increased only 8.1% during this period. The Company believes that as net sales grow, its general and administrative expenses will increase in absolute dollars, but decrease as a percentage of net sales.

     Research and Development Expenses

                                                    YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                   1998     % CHANGE     1997
                                                  ------    --------    ------
Research and development expenses...............  $2,234      (6.3)%    $2,385
As a percentage of net sales....................     1.5%                  2.0%

     Research and development expenses are comprised primarily of consulting costs for research and development and in-house engineering and process development labor related to the Company's ongoing focus on reducing per unit costs of production. The decrease from 1997 to 1998, both in dollars and as a percentage of revenue, was primarily due to the fact that the Company completed the research and development phase related to its new automated production technology during the third quarter of 1998 and commenced installation and validation of equipment utilizing this technology. Installation and validation expenditures are capitalized rather than expensed. The Company expects its research and development expenses to increase, both in absolute amount and as a percentage of net sales in 1999. Research and development expenses may fluctuate as the Company undertakes new engineering projects and new products.

     Interest and Other Income (Expenses), Net

                                                   YEARS ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1998     % CHANGE    1997
                                                  ------    --------    -----
Interest and other income (expenses), net.......  $1,428     414.5%     $(454)
As a percentage of net sales....................     0.9%                (0.4)%

     Interest and other income (expenses), net increased 414.5% to $1.4 million, or to 0.9% of net sales, in 1998 from an expense of $454,000, or 0.4% of net sales, in 1997. This increase primarily resulted from a reduction in interest expense as the aggregate amount of the Company's borrowings was reduced following its initial public offering in August 1997 and an increase in interest earned as a result of the investment of a portion of the net proceeds from the Company's initial public offering.

     Income Taxes

                                                   YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                  1998      % CHANGE     1997
                                                 -------    --------    ------
Income taxes...................................  $12,670      43.3%     $8,843
Effective tax rate.............................     29.3%                 30.0%

     Income taxes were $12.7 million in 1998 and $8.8 million in 1997. The Company's effective tax rate decreased from 30% in 1997 to 29.3% in 1998 as a result of an increase in the earnings from the Company's Puerto Rican operations, which are partially exempt from U.S. taxation. The Company anticipates that it will continue to benefit from the favorable effect of this partial exemption through 2001, with limited exemption during the transition period from 2002 through 2006, when the benefit will expire under the current provisions of the Internal Revenue Code. The Company has implemented a new corporate structure that is likely to result in an increase in its foreign earnings. As a result, the Company believes that its effective tax rate will decrease, so long as the Company maintains its policy of reinvesting its foreign earnings overseas.

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Sales

                                                  YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 1997      % CHANGE     1996
                                               --------    --------    -------
U.S..........................................  $ 93,711      26.6%     $74,004
International................................    24,894      50.8%      16,505
                                               --------                -------
Net sales....................................  $118,605      31.0%     $90,509
                                               ========                =======
As a percentage of net sales
  U.S........................................      79.0%                  81.8%
  International..............................      21.0%                  18.2%

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

     Gross Profit

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                 1997      % CHANGE     1996
                                                -------    --------    -------
Gross profit..................................  $77,539      43.7%     $53,956
As a percentage of net sales..................     65.4%                  59.6%

     Gross profit increased 43.7% to $77.5 million, or 65.4% of net sales in 1997, from $54.0 million, or 59.6% of net sales, in 1996. The increase in gross profit from 1996 to 1997 was due primarily to increased net sales, and to decreases in per unit production costs resulting from the implementation of certain process improvements and increases in manufacturing volume.

     In 1998, the Company changed the packaging component of its manufacturing process, resulting in an $824,000 write-down in 1997 of certain of its manufacturing assets to estimated fair value and a corresponding $824,000 increase in cost of sales. See Note 6 of Notes to Consolidated Financial Statements. In addition, cost of sales in 1997 included approximately $690,000 for amortization of intangible assets acquired in connection with the February 1997 settlement of certain U.K. litigation (the "U.K. Litigation"). See Note 18 of Notes to Consolidated Financial Statements.

     Selling and Marketing Expenses

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                 1997      % CHANGE     1996
                                                -------    --------    -------
Selling and marketing expenses................  $27,139      49.9%     $18,101
As a percentage of net sales..................     22.9%                  20.0%

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

     General and Administrative Expenses

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                 1997      % CHANGE     1996
                                                -------    --------    -------
General and administrative expenses...........  $18,085      4.3%      $17,332
As a percentage of net sales..................     15.2%                  19.1%

     General and administrative expenses increased 4.3% to $18.1 million in 1997 from $17.3 million in 1996, but declined as a percentage of net sales from 15.2% to 19.1%. The dollar increase was due primarily to increased salaries and other personnel-related benefits to employees, sales and use tax provisions, relocation and recruiting fees associated with the hiring of a new chief operating officer, and increased depreciation, partially offset by reductions in legal and professional fees as a result of the settlement of the U.K. Litigation in February 1997. The decrease in general and administrative expenses as a percentage of net sales resulted from the limited growth in distribution and administrative expenses relative to the growth in net sales.

     Research and Development Expenses

                                                    YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                   1997     % CHANGE     1996
                                                  ------    --------    ------
Research and development expenses...............  $2,385      119%      $1,088
As a percentage of net sales....................     2.0%                  1.2%

     The increase in research and development expenses from 1996 to 1997, both in dollars and as a percentage of revenue, was primarily a result of increased costs related to the Company's continuing effort to development its new automated production technology.

     Interest and Other (Expenses), Net

                                                   YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                 1997     % CHANGE     1996
                                                 -----    --------    -------
Interest and other (expenses), net.............  $(454)    (86.1)%    $(3,270)
As a percentage of net sales...................   (0.4)%                 (3.6)%

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

     Income Taxes

                                                    YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                   1997     % CHANGE     1996
                                                  ------    --------    ------
Income taxes....................................  $8,843     121.7%     $3,989
Effective tax rate..............................      30%                 28.2%

     Income taxes were $8.8 million in 1997 and $4.0 million in 1996. The Company's effective tax rate increased from 28.2% in 1996 to 30.0% in 1997 as a result of an increase in the percentage of international earnings, which are subject to full U.S. taxation, as compared to earnings attributable to the Company's Puerto Rican operations, which are partially exempt from U.S. taxation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivatives instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The Company anticipates that adoption of this Statement will not have a material effect on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 1998 of $26.5 million decreased from a December 31, 1997 balance of $27.9 million. Working capital increased from $60.9 million at December 31, 1997 to $70.6 million at December 31, 1998. The decrease in cash and cash equivalents was due primarily to the purchase of capital equipment and net purchases of short-term and long-term investments in excess of cash generated from operations. The increase in working capital was due primarily to the increase in short-term investments and accounts receivable. The Company had $19.1 million in short-term and long-term investments as of December 31, 1997, compared to $30.2 million as of December 31, 1998. The Company's short-term and long-term investments may be easily liquidated at minimal cost.

     From January 1, 1996 to December 31, 1998, the Company's cash flows from operating activities and the Company's initial public offering have been sufficient to fund substantially all of the Company's cash requirements. Over this three-year period, the Company generated cash-based earnings (net income plus depreciation and amortization) of $79.1 million. This operating cash, along with the proceeds from the initial public offering of $53.7 million, were primarily used to purchase property, plant and equipment of $61.1 million, to purchase intangible assets of $8.8 million as part of the settlement of the U.K. Litigation, to make short and long-term investments of $30.2 million and to effect net repayment of long-term debt of $19.8 million.

     Net cash provided by operating activities was $41.4 million, $31.6 million and $12.7 million in 1998, 1997 and 1996, respectively, primarily representing net income of $30.6 million, $20.6 million and $10.2 million, respectively, increased for depreciation and amortization of $6.0 million, $6.9 million and $4.9 million, respectively. The increase in cash in 1998 and 1997 was also attributable to a tax benefit of $4.5 million and $7.9 million, respectively, from a gain related to an employee stock option exercise, and an increase in accrued liabilities, offset by increases in accounts receivables and inventory.

     Net cash used in investing activities in 1998, 1997 and 1996 was $43.5 million, $42.5 million and $11.5 million, respectively. In 1996, substantially all of this net cash was used to purchase property and equipment. In 1997, the Company used $16.1 million to purchase property and equipment, $8.8 million to purchase intangible assets as part of the settlement of the U.K. Litigation and $19.1 million to purchase short and long-term investments. In 1998, the Company doubled its investment in property and equipment to $32.7 million, as the Company continued to invest in the development and implementation of automated production technology at its manufacturing facilities and the development and construction of the new Puerto Rican manufacturing facility, and used $32.1 million to purchase short and long-term investments.

     Net cash provided by financing activities in 1998 and 1997 was $1.5 million and $35.2 million, respectively, and net cash used by financing activities in 1996 was $0.3 million. In each of these years, net cash was used primarily for repayments of long-term debt. Net cash provided by financing activities in 1997 was due primarily to net proceeds to the Company from its August 1997 initial public offering of $53.7 million, Net cash provided in 1998 was primarily from proceeds from issuance of common stock from employee stock option exercises.

     In addition to cash, cash equivalents, short-term investments and long-term investments, the Company has a credit facility with Comerica Bank -- California. Under the Comerica Credit Agreement, the Company and its subsidiary Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") can borrow up to an aggregate of $30.0 million. The Comerica Credit Agreement provides for up to $20.0 million of revolving credit loans to the Company and up to $10.0 million of term loans to Ocular Sciences Puerto Rico. Revolving credit borrowings under the Comerica Credit Agreement bear interest at the bank's base rate or at 1.00% to

1.25% above the eurodollar rate, and term loans bear interest at the bank's base or at 1.25% to 1.50% above the eurodollar rate, in each case with the applicable margin over the eurodollar rate depending on the Company's ratio of debt to tangible net worth. As of December 31, 1998, there were no revolving credit loans outstanding under the Comerica Credit Agreement. $2.4 million of term loans were borrowed on November 7, 1997 and used to repay outstanding loans from the Banco Bilbao de Vizcaya, and the remaining $7.6 million of term loans are available to finance the construction and development of the Company's planned new Puerto Rican manufacturing facility. The revolving credit loans will be available through June 30, 2000 and the term loan facility provides for advances through April 30, 1999, at which time the principal amount outstanding will become payable over twenty-two quarterly principal installments, with a final maturity date of October 31, 2004. The Company is required to maintain minimum ratios of debt to tangible net worth and of current assets to current liabilities, and a minimum tangible net worth. Borrowings under the Comerica Credit Agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding capital stock of the Company's United Kingdom and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other's borrowings under the Comerica Credit Agreement. See Note 8 of Notes to Consolidated Financial Statements. In February 1999, the Company finalized an agreement with the Puerto Rico Industrial Development Company, ("PRIDCO"), effective June 1998, to manage on PRIDCO's behalf the construction of the planned new Puerto Rico facility. Ocular Sciences Puerto Rico plans to initially finance the building construction as well as the leasehold improvements with existing cash and then borrow against the remaining balance available under this term loan. Under this agreement, at the end of the construction project, PRIDCO will reimburse Ocular Sciences Puerto Rico for up to a maximum of $3,470,000 for certain structural construction costs of the facility, and the Company will lease this manufacturing facility from PRIDCO at annual rental payments of approximately $489,000 commencing four months after completion of the project, for a period of ten years. See Note 20 of Notes to Consolidated Financial Statements.

     The Company is obligated to make minimum base payments on noncancelable operating leases of $2.6 million, $1.7 million and $1.6 million in 1999, 2000 and 2001, respectively, and has existing commitments to make capital expenditures of $13.1 million. The Company currently expects to make capital expenditures of approximately $53.0 million in 1999 (including the $13.1 million), primarily related to the development and implementation of automated production lines at its manufacturing facilities and the development and construction of a new Puerto Rican manufacturing facility. However, the amount of capital expenditures may increase or decrease, as the Company may accelerate or delay the implementation of the automated production lines based on market conditions and demand for its products. See "Business -- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations."

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

EURO CONVERSION

     On January 1, 1999, eleven European Union member countries established fixed conversion rates between their existing currencies ("legal currencies") and one common currency, the Euro. The Euro is currently traded on currency exchanges and can be used in business transactions. The Company does not anticipate any material impact from the Euro conversion on its financial information systems nor its financial condition and results of operations.

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

     In early 1998, the Company's Board of Directors named it's Chief Information Officer ("CIO") to head up a compliance project to identify all information technology ("IT"), non-IT systems and third party related issues. The CIO or other appropriate person will make presentations on the Company's compliance program at each Board of Directors meeting until the year 2000. At present, the Company has completed an inventory of all IT and non-IT systems and has assessed the requirements for modifications. The Company believes that correction and testing will be completed by the third quarter of 1999 and implementation by October 1999. To date, the Company's expenditures to review and remedy Year 2000 compliance problems have not been material, and the Company does not expect such expenditures to be material in the future.

     The Company is also in the process of replacing its business control information systems with new systems that function properly with respect to dates in the Year 2000 and thereafter. The Company has implemented several of these applications and anticipates implementing the other planned applications by the middle of 1999. The Company expects that, with the new information system, the Year 2000 issue will not pose significant operational problems for the Company's computer system, however, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of the new information system and the Company's inability to install such a system could have a material adverse effect on future results of operations. If this project is delayed, the Company believes that it can modify its current systems at a cost of approximately $750,000 to handle Year 2000 dates.

     The Company has developed contingency plans to address and mitigate potential Year 2000 problems that may arise. As part of the Company's contingency plans, the Company is developing specific plans for each critical system to allow for interrupted operations to resume in a timely manner. However, contingency planning for Year 2000 issues is complicated due to the possibility of multiple and simultaneous incidents, some of which may be outside of the Company's control, for example, noncompliance of third party systems. There can be no assurances that if these scenarios do occur, the Company will be able to respond in a timely manner and resume normal business.

     The Company has not fully determined the extent to which it may be impacted by third parties' systems, which may not be Year 2000-compliant. The Year 2000 computer issue creates risk for the Company from third parties with whom the Company works on business transactions worldwide. Given the Company's significant operations in the United Kingdom and Puerto Rico, the Company may be especially susceptible to Year 2000 problems of third parties in those regions, as well as in the United States. While the Company has begun efforts to seek reassurance from its suppliers and service providers, there can be no assurance that the systems of other companies that the Company works with or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company.

     The Company believes that its internal operating systems will be Year 2000 compliant before December 31, 1999. Therefore, the Company believes that the most reasonably likely worst-case scenario will be that one or more of third parties with which the Company has a material business relationship will not have successfully dealt with its Year 2000 issues. A critical third party failure (such as telecommunication, utilities or financial institutions) could have a material adverse affect on the Company by adversely affecting the Company's ability to manufacture and distribute its products, order and pay for production materials from suppliers and receive orders and payments from customers. Additionally, Year 2000 problems at customers may result in reduced purchasing by such customers. It is also possible that one or more of the Company's internal operating systems will not function properly and make it difficult to complete routine tasks, such as accounting and other record keeping duties. Based on information currently available, the Company does not believe that it will experience any long-term operating systems failures. However, there can be no assurance of this, and the Company intends to continue to monitor these issues as part of its Year 2000 project and to concentrate its efforts on minimizing their impact.

     The foregoing discussion of the Company's Year 2000 readiness includes forward-looking statements, including estimates of the time frames and costs for addressing the known Year 2000 issues confronting the Company, and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved, and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel with required remediation skills, the ability of the Company to identify and correct or replace all relevant computer code and other systems affected by the Year 2000 problem, and the success of third parties with whom the Company does business in addressing their Year 2000 issues. See "-- Risk Factors -- Uncertain Ability to Manage Growth: Risks Associated with Implementation of New Management Information Systems."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     The Company's investments consist of interest-bearing investment-grade instruments that meet high quality standards consistent with the Company's investment policy. The Company's investment policy requires that the portfolio's average maturity shall not exceed one year, and the maximum maturity of any investment shall not exceed three years. Due to the short maturities of its investment portfolio, the Company believes that the impact of the fluctuation in interest rate to the carrying value is not material (see Note 4 to the Consolidated Financial Statements). In addition, the Company does not hold derivative financial instruments in its investment portfolio, nor does the Company utilize risk-sensitive market instruments, positions or transactions in any material fashion.

     The Company has long-term debt outstanding, which is carried at cost (see
Note 8 to the Consolidated Financial Statements), with an interest rate which is referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. Holding debt levels constant, a one percentage point increase in interest rates would decrease earnings and cash flows for variable rate debt by approximately $23,000.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

     The Company operates two foreign subsidiaries that manufacture and sell its products primarily in the United Kingdom and to a lesser extent in Canada. Therefore, its earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables and payables, forecasted sales transactions, as well as net investment in certain foreign operations. The Company's foreign currency transactional exposures exist primarily with the U.K. pound and Canadian dollar. The Pound Sterling and Canadian dollar exchange rates fluctuated approximately 5% to 10%, respectively during 1998, from its highest to lowest point. As a result of this fluctuation, the Company recorded an exchange loss of $913,000 in 1998. During 1998, the Company did not engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             OCULAR SCIENCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current Assets:
Cash and cash equivalents...................................  $ 26,520    $ 27,895
Restricted cash.............................................       486         464
Short-term investments......................................    19,036      10,000
Accounts receivable, less allowance for sales returns and
  doubtful accounts of $2,085 and $1,655 for 1998 and 1997,
  respectively..............................................    25,126      18,785
Inventories.................................................    12,460      12,941
Deferred income taxes.......................................     4,638       3,100
Loans to officers and employees.............................       263         927
Prepaid expenses and other current assets...................     6,495       5,173
                                                              --------    --------
          Total Current Assets..............................    95,024      79,285
Property and equipment, net.................................    62,966      36,248
Intangible assets, net......................................     7,216       8,137
Long-term investments.......................................    11,207       9,070
Other assets................................................       157          95
                                                              --------    --------
          Total Assets......................................  $176,570    $132,835
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable............................................  $  6,003    $  3,723
Accrued liabilities.........................................    10,512       9,354
Accrued cooperative merchandise allowances..................     5,854       4,238
Current portion of long-term debt...........................       929         445
Deferred income taxes.......................................        --         333
Income and other taxes payable..............................     1,148         278
                                                              --------    --------
          Total Current Liabilities.........................    24,446      18,371
Deferred income taxes.......................................     6,640       4,926
Long-term debt, less current portion........................     2,535       3,434
                                                              --------    --------
          Total Liabilities.................................  $ 33,621    $ 26,731
                                                              --------    --------
Commitments, contingencies and subsequent events
Stockholders' Equity:
Common Stock, $0.001 par value; 80,000,000 shares
  authorized; 22,588,118 and 21,738,166 shares issued and
  outstanding for 1998 and 1997, respectively...............        23          22
Additional paid-in capital..................................    76,741      70,438
Retained earnings...........................................    66,727      36,164
Accumulated other comprehensive income......................      (542)       (520)
                                                              --------    --------
          Total Stockholders' Equity........................   142,949     106,104
                                                              --------    --------
          Total Liabilities and Stockholders' Equity........  $176,570    $132,835
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                             OCULAR SCIENCES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Net sales...........................................  $   151,908    $   118,605    $    90,509
Cost of sales.......................................       48,307         41,066         36,553
                                                      -----------    -----------    -----------
Gross profit........................................      103,601         77,539         53,956
Selling and marketing expenses......................       40,445         27,139         18,101
General and administrative expenses.................       19,117         18,085         17,332
Research and development expenses...................        2,234          2,385          1,088
                                                      -----------    -----------    -----------
Income from operations..............................       41,805         29,930         17,435
Interest expense....................................         (308)        (1,387)        (3,216)
Interest income.....................................        2,870            939            132
Other (expense) income, net.........................       (1,134)            (6)          (186)
                                                      -----------    -----------    -----------
Income before taxes.................................       43,233         29,476         14,165
Income taxes........................................      (12,670)        (8,843)        (3,989)
                                                      -----------    -----------    -----------
Net income..........................................       30,563         20,633         10,176
Preferred stock dividends...........................           --            (49)           (82)
                                                      -----------    -----------    -----------
Net income applicable to common stockholders........  $    30,563    $    20,584    $    10,094
                                                      ===========    ===========    ===========
Net income per share data:
Net income per share (basic)........................  $      1.37    $      1.10    $      0.61
                                                      ===========    ===========    ===========
Net income per share (diluted)......................  $      1.31    $      0.98    $      0.52
                                                      ===========    ===========    ===========
Weighted average common shares outstanding..........   22,292,632     18,721,749     16,445,404
Weighted average common and dilutive potential
  common shares outstanding.........................   23,276,088     21,107,440     19,439,457
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                             OCULAR SCIENCES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                   PREFERRED STOCK       COMMON STOCK       ADDITIONAL              COMPREHENSIVE       TOTAL
                                  -----------------   -------------------    PAID-IN     RETAINED      INCOME       STOCKHOLDERS'
                                   SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL     EARNINGS      (LOSS)          EQUITY
                                  --------   ------   ----------   ------   ----------   --------   -------------   -------------
BALANCES AS OF DECEMBER 31,
  1995..........................   118,168    $ 1     15,854,864    $16      $ 7,859     $ 5,486        $ (70)        $ 13,292
Exercise of employee stock
  options.......................        --     --        679,140     --          200          --           --              200
Directors' compensation.........        --     --          5,566     --           28          --           --               28
Income tax benefits from stock
  options exercised.............        --     --             --     --          273          --           --              273
Comprehensive income:
  Net income....................        --     --             --     --           --      10,176           --           10,176
  Other comprehensive income
    (loss)......................        --     --             --     --           --          --            2                2
                                                                                                                      --------
Comprehensive income............                                                                                        10,178
Preferred stock dividends.......        --     --             --     --           --         (82)          --              (82)
                                  --------    ---     ----------    ---      -------     -------        -----         --------
BALANCES AS OF DECEMBER 31,
  1996..........................   118,168      1     16,539,570     16        8,360      15,580          (68)          23,889
Exercise of employee stock
  options.......................        --     --      1,359,600      1          494          --           --              495
Directors' compensation.........        --     --          2,660     --           22          --           --               22
Conversion of preferred stock to
  common stock..................  (118,168)    (1)       236,336      1           --          --           --               --
Sale of common stock in initial
  public, offering, net of
  issuance costs of $1,545......        --     --      3,600,000      4       53,693          --           --           53,697
Income tax benefits from stock
  options exercised.............        --     --             --     --        7,869          --           --            7,869
Comprehensive income:
  Net income....................        --     --             --     --           --      20,633           --           20,633
  Other comprehensive income
    (loss)......................        --     --             --     --           --          --         (452)            (452)
                                                                                                                      --------
Comprehensive income............                                                                                        20,181
Preferred stock dividends.......        --     --             --     --           --         (49)          --              (49)
                                  --------    ---     ----------    ---      -------     -------        -----         --------
BALANCES AS OF DECEMBER 31,
  1997..........................        --     --     21,738,166     22       70,438      36,164         (520)         106,104
Exercise of employee stock
  options.......................        --     --        819,952      1        1,701          --           --            1,702
Sale of common stock in
  secondary public offering, net
  of issuance costs of $645.....        --     --         30,000     --          139          --           --              139
Comprehensive income:
  Net income....................        --     --             --     --           --      30,563           --           30,563
  Other comprehensive income
    (loss)......................        --     --             --     --           --          --          (22)             (22)
                                                                                                                      --------
Comprehensive income............                                                                                        30,541
Income tax benefits from stock
  options exercised.............        --     --             --     --        4,463          --           --            4,463
                                  --------    ---     ----------    ---      -------     -------        -----         --------
BALANCES AS OF DECEMBER 31,
  1998..........................        --    $--     22,588,118    $23      $76,741     $66,727        $(542)        $142,949
                                  ========    ===     ==========    ===      =======     =======        =====         ========

          See accompanying notes to consolidated financial statements.

                             OCULAR SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 30,563    $ 20,633    $ 10,176
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization...............................     5,950       6,863       4,904
Amortization of loan to officer.............................       150          38          --
Income tax benefits from stock options exercised............     4,463       7,869          --
Provision for sales returns and doubtful accounts...........       880         968         193
Provision for excess and obsolete inventory.................     1,129         893         605
Provision for damaged and scrap products....................       744         729         548
Impairment loss on fixed asset revaluation..................       586         824          --
Loss (gain) on sale of property and equipment...............        10        (165)        (35)
Exchange loss (gain)........................................       913           9         (49)
Deferred income taxes.......................................      (157)      1,014         932
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Accounts receivable.........................................    (7,330)     (3,859)     (4,339)
Inventories.................................................    (1,497)     (1,792)     (1,259)
Prepaid expenses, other current and non-current assets......    (1,844)     (3,474)       (164)
Accounts payable............................................     2,310        (269)       (973)
Accrued liabilities.........................................     2,765       2,899       3,183
Income and other taxes payable..............................       867        (664)     (1,024)
                                                              --------    --------    --------
Net cash provided by operating activities...................    40,502      32,516      12,698
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........................   (32,706)    (16,156)    (12,256)
Purchase of short-term and long-term investments............   (32,122)    (19,059)         --
Purchase of marketing rights and license agreement..........        --      (8,817)         --
Loans to officers and employees.............................      (185)       (930)         --
Collection of loans to officers and employees...............     1,113           3          --
Sales and maturities of short-term and long-term
  investments...............................................    20,937          --          --
Proceeds from liquidation of property and equipment.........       368         308          55
(Deposits to) payments from restricted cash.................       (21)      1,217         730
                                                              --------    --------    --------
Net cash used in investing activities.......................   (42,616)    (43,434)    (11,471)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt....................        --       5,951      19,343
Repayment of long-term debt.................................      (390)    (24,867)    (19,805)
Proceeds from initial public offering, net..................        --      53,697          --
Proceeds from secondary public offering, net................       139          --          --
Preferred stock dividends...................................        --         (63)        (82)
Proceeds from issuance of common stock......................     1,701         517         228
                                                              --------    --------    --------
Net cash (used in) provided by financing activities.........     1,450      35,235        (316)
                                                              --------    --------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (711)       (217)       (141)
                                                              --------    --------    --------
         Net (decrease) increase in cash and cash
            equivalents.....................................    (1,375)     24,100         770
Cash and cash equivalents at beginning of year..............    27,895       3,795       3,025
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $ 26,520    $ 27,895    $  3,795
                                                              ========    ========    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
CASH PAID DURING THE YEAR FOR:
Interest....................................................  $    312    $  1,439    $  3,561
Income taxes................................................  $  7,936    $  2,911    $  3,393

          See accompanying notes to consolidated financial statements.

                             OCULAR SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

NOTE 1. NATURE OF BUSINESS

  Formation and Business of the Company

     O.S.I. Corporation ("the Company") was incorporated in California in 1985. On July 31, 1997, the Company effected a reincorporation into the state of Delaware and changed its name to Ocular Sciences, Inc. The Company is engaged in the design, manufacture and distribution of contact lenses and conducts business under the name of Ocular Sciences/American Hydron.

  The Initial Public Offering

     On August 8, 1997, the Company closed its initial public offering of 8,280,000 shares of its Common Stock at an initial public offering price of $16.50 per share. Of the 8,280,000 shares, 3,600,000 shares were sold by the Company and the remaining 4,680,000 were sold by certain selling shareholders. The net proceeds to the Company were $53.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company utilized $11.6 million of the proceeds to repay all of the debt outstanding under the Company's Credit Agreement with Comerica
Bank -- California, $2.9 million of the proceeds to repay subordinated debt owed to the Company's Chief Executive Officer, $6.7 million of the proceeds as final payment pursuant to the settlement agreement of certain U.K. litigation (Note
18) and $400,000 for the construction of the new Puerto Rican manufacturing facility.

  The Secondary Public Offering

     On March 19, 1998, the Company completed a secondary offering in which 5,343,381 shares of its Common Stock were sold to the public at a price of $27.50 per share (including shares sold pursuant to the underwriters' over-allotment option). The shares sold consisted of 30,000 shares sold by the Company and 5,313,381 shares sold by selling stockholders. The Company incurred aggregate expenses of $645,000 in connection with the secondary offering (excluding underwriting discounts and commissions paid by the Company and the selling stockholders).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ocular Sciences Ltd. ("OSL") (formerly Precision Lens Laboratories Ltd.), Ocular Sciences Puerto Rico, Inc., Ocular Sciences Canada Corporation, Precision Lens Manufacturing and Technology, Inc., and Ocular Sciences Hungary. All significant intercompany balances and transactions have been eliminated in consolidation.

  Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

  Reclassifications

     Certain prior period amounts have been reclassified to conform to the current year presentation.

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

  Cash and Cash Equivalents

     Cash equivalents consist of commercial paper, money market funds, United States government debt securities and certificates of deposits with original maturities of three months or less.

  Financial Instruments

     All of the Company's short-term and long-term investments are classified as "available-for-sale" and recorded at fair value, under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The amortized costs of available-for-sale debt securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in net investment income. Unrealized gains and losses, net of tax, are reported as a component of other comprehensive income. Realized gains and losses, and declines in value judged to be other than temporary on available-for-sale securities, are included in other (expense) income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

  Restricted Cash

     Restricted cash consists of cash held in an escrow account related to leased facilities occupied by the Company's United Kingdom subsidiary.

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

  Advertising Costs

     Advertising and promotion costs are expensed as incurred.

  Foreign Currencies

     The functional currencies of the Company's United Kingdom, Canadian and Hungarian subsidiaries are the respective local currencies. Accordingly, the subsidiaries translate all asset and liability accounts at current exchange rates in effect at the balance sheet date and statement of income accounts at average exchange rates during the period. Translation adjustments arising from differences in exchange rates from period to period are included in the consolidated financial statements as a component of other comprehensive income.

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

  Concentration of Credit Risk

     The Company sells its products to a diverse group of optometrists, optical retailers, optical product distributors and ophthalmologists, and therefore the concentration of credit risk with respect to accounts receivable is limited due to the large number and diversity of customers across broad geographic areas. Accounts receivable from customers are uncollateralized. As of December 31, 1998, approximately 19% of accounts receivable and 11% of consolidated net sales were concentrated in one customer, while, as of December 31, 1997, approximately 16% of accounts receivable and 8% of consolidated net sales were concentrated in one customer. To reduce credit risk, the Company performs ongoing credit evaluations of its significant customers' respective financial conditions. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

  Property and Equipment

     Property and equipment are recorded at cost and depreciated using the straight-line method over the respective estimated useful lives of the assets as follows: equipment and machinery, 3 to 7 years; furniture and fixtures, 3 - 5 years; vehicles, 4 - 7 years; buildings, 10 - 14 years; and leasehold improvements, over the shorter of the respective lease terms or the respective estimated useful lives of the leasehold improvements. Normal repairs and maintenance are expensed as incurred. Expenditures which materially increase values, change capacities or extend useful lives are capitalized.

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

  Earnings Per Share

     The Company computes and presents its net income per share in accordance with SFAS No. 128, "Earnings per Share." Net income per share (basic) is computed based on the weighted average number of

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

common shares outstanding, and net income per share (diluted) is computed based on the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include the conversion of stock options using the treasury stock method. In the year ended December 31, 1997, conversion of the shares of Series A Preferred Stock into 236,336 shares of common stock was included in the weighted average dilutive potential common shares outstanding figures during the period prior to the conversion and the related common shares issued upon conversion are included for the period after the date of the conversion. In the year ended December 31, 1996, the conversion of the Series A Preferred Stock is included in the weighted average dilutive potential common shares outstanding figures as if converted at the beginning of the period. All prior period net income per share data was restated by the Company upon adoption of SFAS No. 128.

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

  Segment Information

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective in the year ending December 31, 1998. The standard establishes requirements for reporting information about operating segments and disclosures relating to products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available and which is used regularly by its chief decision maker in allocation of resources. The Company adopted SFAS No. 131 effective for the year ended December 31, 1998 and operates in a single operating segment and follows the requirements of SFAS No. 131.

  New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivatives instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The Company anticipates that adoption of this Statement will not have a material effect on the financial position or results of operations of the Company.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations.

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

Accumulated other comprehensive income or loss includes primarily foreign currency translation adjustment and unrealized gains and losses on investments. The change in unrealized gains (losses) on securities includes reclassification adjustments for gains (losses) in income from the sale of securities. Realized gains (losses) and the related tax effects are not material. The following table reflects the changes in accumulated balances of other comprehensive income (in thousands):

                                                                          ACCUMULATED
                                          FOREIGN                            OTHER
                                         CURRENCY        UNREALIZED      COMPREHENSIVE
                                        TRANSLATION    GAINS (LOSSES)       INCOME
                                        ADJUSTMENT     ON SECURITIES        (LOSS)
                                        -----------    --------------    -------------
Balance at December 31, 1996..........     $ (68)           $ --             $ (68)
  Current year change.................      (463)             11              (452)
                                           -----            ----             -----
Balance at December 31, 1997..........      (531)             11              (520)
  Current year change.................       (10)            (12)              (22)
                                           -----            ----             -----
Balance at December 31, 1998..........     $(541)           $ (1)            $(542)
                                           =====            ====             =====

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's short-term and long-term investments in marketable equity securities are carried at fair value, based on quoted market prices for these or similar investments. The carrying amounts reported in the balance sheet for cash, receivables, related party loans, accounts payable, accrued liabilities and short-term debt approximates fair values due to their short-term maturities. Long-term debt is carried at cost, which approximates fair value as the interest rate on the debt is referenced to market rates.

     As of December 31, 1998, short-term investments, due in one year or less, and long-term investments, due in one to three years, amounted to approximately $19,036,000 and $11,207,000, respectively. Short-term and long-term investments have been classified as available-for-sale and consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Tax-exempt municipal funds...............................  $20,780    $ 8,779
United States government debt securities.................    1,001      8,285
Foreign debt securities..................................    2,006         --
Corporate notes..........................................    6,456      2,006
                                                           -------    -------
                                                           $30,243    $19,070
                                                           =======    =======

     The Company's available-for-sale securities are carried at market value and, as of December 31, 1998, and 1997 included an unrealized gain (loss) of approximately $(700) and $11,000, respectively, net of tax, consisting principally of tax-exempt municipal funds and United States government securities.

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

NOTE 5. INVENTORIES

     Inventories consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Raw materials............................................  $ 2,867    $ 2,767
Work in process..........................................    1,252        812
Finished goods...........................................    8,341      9,362
                                                           -------    -------
                                                           $12,460    $12,941
                                                           =======    =======

NOTE 6. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Equipment and machinery................................  $ 25,814    $ 22,485
Furniture and fixtures.................................     2,800       2,416
Vehicles...............................................       138         248
Building and leasehold improvements....................     9,665      10,304
Construction in progress...............................    42,847      14,824
                                                         --------    --------
                                                           81,264      50,277
Less accumulated depreciation and amortization.........   (18,298)    (14,029)
                                                         --------    --------
                                                         $ 62,966    $ 36,248
                                                         ========    ========

     In the fourth quarter of 1997, the Company finalized plans to change the packaging component of its manufacturing process which was implemented in late 1998, which will render certain of the Company's existing manufacturing equipment obsolete. In accordance with SFAS No. 121, the Company recorded a pretax charge to cost of sales of $824,000 in 1997 related to this impairment loss and reduced the carrying amount of this asset by a corresponding amount. The amount of impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value was determined by computing the present value of estimated expected cash flows using a discount rate commensurate with the risks involved.

     In the second quarter of 1998, the Company recorded a charge of $586,000 related to a custom-built packaging machine that failed the factory acceptance test and Company specifications. The Company did not take delivery of this custom-built machine nor used it in its production. This amount represents cumulative payments to the vendor, which was recorded in construction in progress and charged to general and administrative expenses.

NOTE 7. INTANGIBLE ASSETS, NET

     Intangible assets, net consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              -------   ------
Marketing rights, trademarks, licenses and covenants not to
  compete...................................................  $ 8,921   $8,921
Less accumulated amortization...............................   (1,705)    (784)
                                                              -------   ------
                                                              $ 7,216   $8,137
                                                              =======   ======

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

NOTE 8. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
Term loan to a bank, principal payments due quarterly from
  July 31, 1999 through October 31, 2004, bearing interest
  at the bank's Eurodollar rate plus 1.25%..................   2,218    2,183
Capital lease obligations, bearing an effective interest
  rate of 10.54%, 10.19%, and 10.5%, respectively, for 1998,
  1997 and 1996, secured by certain equipment...............   1,246    1,696
                                                              ------   ------
          Total long-term debt..............................   3,464    3,879
Less current portion of long-term debt......................    (929)    (445)
                                                              ------   ------
                                                              $2,535   $3,434
                                                              ======   ======

     On November 7, 1997 the Company amended its credit agreement (the "Amended Credit Agreement"). On August 5, 1998, the interest rate options were modified and the interest rates were reduced by 0.25%, prospectively. Under the new agreement, the Company and its subsidiary, Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") can borrow up to an aggregate of $30,000,000. The Amended Credit Agreement provides for a revolving line of credit of up to $20,000,000 to the Company and up to $10,000,000 of term loans to Ocular Sciences Puerto Rico.

     Under the revised terms of the Amended Credit Agreement, the revolving line of credit has two interest rate options -- interest at the bank's base rate or at 1.00% to 1.25% above the rate at which deposits in eurodollars are offered to the bank by other prime banks in the eurodollar market, with the applicable margin over the eurodollar rate depending on the Company's ratio of debt to tangible net worth. The Company pays commitment fees of 0.250% on the revolving line of credit, with percentages varying based on the Company's ratio of debt to tangible net worth. Loans under the revolving line of credit are due in full on June 30, 2000. The Company may elect to prepay any principal due under the revolving line of credit but would be required to reimburse the lending bank for any breakage costs with respect to prepayment of any eurodollar rate loan prior to the end of an applicable interest period. At December 31, 1998 and 1997, the Company had no borrowings under the revolving line of credit and thus the full $20,000,000 remained available.

     Under the term loan facility, $10,000,000 is available to finance the construction and development of Ocular Sciences Puerto Rico's new manufacturing facility. The term loan provides for three interest rate options -- interest at the bank's base rate, interest at 1.25% to 1.50% above the rate at which deposits in eurodollars are offered to the bank by other prime banks in the eurodollar market, or interest at 1.25% to 1.50% above the negotiated rate, defined as the lending bank's cost of funds (after reserve requirements) plus its FDIC insurance rate. The negotiated rate option is available only after April 30, 1999. There are no commitment fees on the term loan. On April 30, 1999, the then outstanding term loan will become payable in twenty-two quarterly principal installments beginning July 31, 1999, $250,000 each quarter with any balance to be paid on October 31, 2004. The Company may elect to prepay the principal due under the term loan but would be required to reimburse the lending bank for any breakage costs with respect to prepayment of any eurodollar rate loan prior to the end of an applicable interest period. The balances outstanding under the term loan was $2,218,000 and $2,183,000 as of December 31, 1998 and 1997, respectively. The effective interest rate of the term loan as of December 31, 1998 and 1997 was 6.5625% and 7.1875%, respectively.

     Borrowings by the Company under the Amended Credit Agreement are guaranteed by Ocular Sciences Puerto Rico, and borrowings by Ocular Sciences Puerto Rico, under the Amended Credit Agreement are guaranteed by the Company. Borrowings under the Amended Credit Agreement are secured by a pledge of

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

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

     The Long-term debt, including current portion, is due in aggregate annual installments of: $436,000 in 1999, $935,000 in 2000, and $847,000 in 2001.

NOTE 9. LEASES

     The future minimum annual lease payments under noncancelable lease obligations with an initial term in excess of one year, as of December 31, 1998, are as follows (in thousands):

                                                         CAPITALIZED    OPERATING
                                                           LEASES        LEASES
                                                         -----------    ---------
Year Ending December 31,
  1999.................................................    $  602        $ 2,572
  2000.................................................       552          1,676
  2001.................................................       264          1,592
  2002.................................................        --          1,559
  2003.................................................        --            649
  Thereafter...........................................        --          3,499
                                                           ------        -------
          Total Minimum lease payments.................    $1,418        $11,547
                                                                         =======
Imputed interest.......................................      (172)
                                                           ------
Present value of minimum lease payments................     1,246
Current portion........................................      (494)
                                                           ------
Long-term capitalized lease obligations................    $  752
                                                           ======

     Rent expense on operating leases for the Company's offices, warehouse facilities and certain equipment was approximately $2,584,000, $2,301,000 and $1,643,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company leases a portion of its machinery and equipment under long-term capital leases, and has the option to purchase these assets for fair market value at the termination of the lease. Included in property and equipment, net are the following leased assets (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
Equipment and machinery....................................  $2,468    $3,233
Furniture and fixtures.....................................     142       205
Vehicles...................................................      --       161
                                                             ------    ------
                                                              2,610     3,599
Less accumulated depreciation and amortization.............  (1,100)     (910)
                                                             ------    ------
                                                             $1,510    $2,689
                                                             ======    ======

     Depreciation and amortization expense on machinery and equipment and vehicles under long-term capital leases was approximately $395,000, $478,000 and $148,000 for the years ended December 31, 1998, 1997 and 1996.

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

NOTE 10. STOCK SPLIT

     On August 4, 1997, the Company effected a two-for-one stock split of the Company's common stock. All applicable share and per share amounts have been retroactively adjusted to reflect both stock splits.

NOTE 11. PREFERRED STOCK AND ACCRUED DIVIDENDS

     Each share of preferred stock outstanding at December 31, 1996 automatically converted into two shares of common stock upon the consummation of the Company's initial public offering. Cumulative dividends were paid on a quarterly basis from January 1995 to August 1997.

NOTE 12. COMMON STOCK

  Certain Anti-Takeover Provisions

     The Company's Board of Directors has the authority to issue up to 4,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

  Stock-based Compensation Plans

     The Company has the following stock-based compensation plans:

     (i) 1989 Stock Option Plan

     The 1989 Stock Option Plan provided for the grant to employees, directors and consultants of incentive stock options, exercisable at a price not less than the fair market value of the shares on the grant date, or for non-qualified options, exercisable at a price not less than 85% of the fair market value of the shares on the date of grant. The options generally were granted for a six year-term and vested over a five year period. This plan was terminated upon the effective date of the Company's initial public offering on August 4, 1997. Any authorized shares not issued or subject to outstanding grants under this plan on August 4, 1997 and any shares that are issuable upon exercise of options granted pursuant to this plan that expire or become unexercisable for any reason without having been exercised in full will be available for future grant and issuance under the 1997 Equity Incentive Plan. As of December 31, 1998, options to purchase a total of 895,374 shares are outstanding under this plan.

     (ii) 1992 Officers and Directors Stock Option Plan

     The 1992 Officers and Directors Stock Option Plan provided for the grant of incentive stock options exercisable at a price not less than the fair market value of the Company's common stock on the grant date or nonqualified stock options exercisable at a price not less than 85% of the fair market value of the Company's common stock on the grant date. A total of 1,280,000 shares of common stock were reserved for issuance under this plan. In 1992 the Company's Chief Executive Officer was granted an option to purchase the 1,280,000 shares of common stock reserved under this plan. This option was exercised, in full, during 1997 at an exercise price of $0.29365 per share. This Plan was terminated upon the effective date of the Company's initial public offering.

     (iii) 1997 Equity Incentive Plan

     The 1997 Equity Incentive Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company. The exercise price of all incentive stock options must be no less than the fair market value of the Company's Common Stock on the date of grant and the exercise price of all nonqualified stock options must be at a price not less than 85% of such fair market value. The

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

options generally are granted for a ten-year term and vest over a five-year period. Any authorized shares not issued or subject to outstanding grants under the 1989 Plan on August 4, 1997 and any shares that are issuable upon exercise of options granted pursuant to the 1989 Plan that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the 1997 Equity Incentive Plan. As of December 31, 1998, a total of 2,333,422 shares of common stock were reserved for issuance under this plan.

     (iv) 1997 Directors Stock Option Plan

     The 1997 Directors Stock Option Plan provides for grants of nonqualified stock options to certain non-employee directors of the Company. The exercise price per share of all options granted under the plan must be equal to the fair market value of the Company's common stock on the date of grant. The options generally are granted for a ten-year term and vest over a three-year period. As of December 31, 1998, a total of 300,000 shares of common stock were reserved for issuance under this plan.

     (v) 1997 Employee Stock Purchase Plan

     The 1997 Employee Stock Purchase Plan (the "Purchase Plan") permits employees to purchase common stock at a price equal to 85% of fair market value of the Company's common stock. A total of 400,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan was not effective as of December 31, 1998 and accordingly, no shares of common stock have been purchased under the Purchase Plan.

     A summary of stock option transactions under the plans indicated at (i),
(iii) and (iv) follows:

                                                                                WEIGHTED
                                                                                 AVERAGE
                                                   RANGE OF        NUMBER OF    EXERCISED
                                               EXERCISE PRICES      OPTIONS       PRICE
                                               ----------------    ---------    ---------
Outstanding as of December 31, 1995..........  $ 0.27 to $ 3.04    2,221,170     $ 1.30
Exercised....................................    0.27 to   3.04     (679,140)      0.30
Granted......................................    5.03 to   7.36      395,534       5.82
Canceled.....................................    0.27 to   7.36     (133,260)      2.48
                                               ----------------    ---------     ------
Outstanding as of December 31, 1996..........  $ 0.27 to $ 7.36    1,804,304     $ 2.58
Exercised....................................    0.27 to   8.09      (79,600)      1.50
Granted......................................    8.09 to  25.38      575,150      19.74
Canceled.....................................    1.47 to  14.00      (80,400)      3.61
                                               ----------------    ---------     ------
Outstanding as of December 31, 1997..........  $ 0.27 to $25.38    2,219,454     $ 7.03
Exercised....................................    0.27 to  26.38     (819,952)      2.08
Granted......................................   17.69 to  31.75    1,667,200      26.31
Canceled.....................................    1.47 to  29.63     (161,778)     20.69
                                               ----------------    ---------     ------
Outstanding as of December 31, 1998..........  $ 1.47 to $31.75    2,904,924     $18.73
                                               ================    =========     ======
          Total number of shares exercisable
            at December 31, 1998.............  $ 1.47 to $28.75      539,713     $ 8.15
                                               ================    =========     ======

     The weighted average grant date fair value of the options granted in 1998, 1997 and 1996 was $9.45, $5.80, and $0.95, respectively. At December 31, 1998,
622,272 options were available for grant.

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to disclose the pro forma effects on net income and net income per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined in a manner consistent with the fair value approach enumerated

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

in SFAS No. 123, the Company's pro forma net income and pro forma net income per share for the years ended December 31, 1998, 1997 and 1996, would have been reduced to the pro forma amounts indicated below (in thousands):

                                                        DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
Pro forma net income:
  As reported.................................  $30,563    $20,633    $10,176
  Adjusted pro forma..........................   28,873     20,487     10,157
Net income per common share (basic):
  As reported.................................  $  1.37    $  1.10    $  0.61
  Adjusted pro forma..........................     1.30       1.09       0.62
Net income per common share (diluted):
  As reported.................................  $  1.31    $  0.98    $  0.52
  Adjusted pro forma..........................     1.24       0.97       0.52

     In 1996, the Company calculated the fair value of options using the minimum value method, which applies a dividend rate and expected volatility of zero. In 1998 and 1997, the Company calculated the fair value of options using the Black-Scholes option-pricing model. The assumptions used were as follows:

                                                         1998    1997
                                                         ----    ----
Weighted-average risk free interest rate...............  5.31%   5.94%
Expected life (years)..................................     3       3
Volatility.............................................  45.0%   35.3%
Dividend yield.........................................    --      --

     The following table summarizes information about stock options outstanding as of December 31, 1998:

                                              OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                -----------------------------------------------   --------------------------
                                 NUMBER     WEIGHTED-AVERAGE                      NUMBER
                                   OF          REMAINING       WEIGHTED-AVERAGE     OF      WEIGHTED-AVERAGE
   RANGE OF EXERCISE PRICES      OPTIONS    CONTRACTUAL LIFE    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
   ------------------------     ---------   ----------------   ----------------   -------   ----------------
$ 1.47 -  8.09................    865,854         2.3               $ 3.54        384,497        $ 2.88
$14.00 - 31.75................  2,039,070         8.3                25.18        155,216         21.20
                                ---------         ---               ------        -------        ------
$ 1.47 - 31.75................  2,904,924         6.5               $18.73        539,713        $ 8.15
                                =========         ===               ======        =======        ======

NOTE 13. RETIREMENT SAVINGS PLAN

     In October 1998, the Company established a defined-contribution savings plan under Section 401K of the Internal Revenue Code. This savings plan allows eligible U.S. employees to contribute up to 15% of their compensation on a pre-tax basis. The Company matches 50% of the first four percent of the employees' contribution. Such matching Company contributions are vested incrementally over five years. All of the Company's subsidiaries have similar retirement savings plans in the respective Countries. The charge to operating income for the Company's matching contribution was approximately $520,000 in 1998.

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

NOTE 14. NET INCOME PER SHARE

     The following table reconciles net income per share (basic) to net income per share (diluted):

                                                                       DECEMBER 31,
                                                          ---------------------------------------
                                                             1998          1997          1996
                                                          -----------   -----------   -----------
Net income used in the net income per share (basic)
  calculation...........................................  $    30,563   $    20,584   $    10,094
Preferred stock dividends...............................           --            49            82
                                                          -----------   -----------   -----------
Net income used in the net income per share (diluted)
  calculation...........................................  $    30,563   $    20,633   $    10,176
                                                          ===========   ===========   ===========
Weighted average common shares outstanding..............   22,292,632    18,721,749    16,445,404
Weighted average dilutive potential common shares.......      983,456     2,385,691     2,994,053
                                                          -----------   -----------   -----------
Weighted average common and dilutive potential common
  shares outstanding....................................   23,276,088    21,107,440    19,439,457
                                                          ===========   ===========   ===========
Net income per share (basic)............................  $      1.37   $      1.10   $      0.61
                                                          ===========   ===========   ===========
Net income per share (diluted)..........................  $      1.31   $      0.98   $      0.52
                                                          ===========   ===========   ===========

NOTE 15. INCOME TAXES

     Deferred taxes are provided, where warranted, to reflect the future tax consequences of differences between the financial reporting and tax reporting of various assets and liabilities; these differences will be either taxable or deductible when the related assets and liabilities are recovered or settled. The income tax benefits related to the exercise of stock options reduces taxes currently payable and is credited to additional paid-in capital. Such amounts approximated $4,463,000, $7,869,000 and $273,000 for 1998, 1997 and 1996,
respectively.

     Income before income tax expense includes the following components (in thousands):

                                         1998       1997       1996
                                        -------    -------    -------
United States.........................  $40,220    $28,580    $12,993
Foreign...............................    3,013        896      1,172
                                        -------    -------    -------
          Total.......................  $43,233    $29,476    $14,165
                                        =======    =======    =======

     Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996, consisted of (in thousands):

                                   1998                          1997                          1996
                       ----------------------------   ---------------------------   ---------------------------
                       CURRENT   DEFERRED    TOTAL    CURRENT   DEFERRED   TOTAL    CURRENT   DEFERRED   TOTAL
                       -------   --------   -------   -------   --------   ------   -------   --------   ------
Federal..............  $ 8,509    $(209)    $ 8,300   $5,866     $(231)    $5,635   $1,963     $(648)    $1,315
State................    2,048       17       2,065    1,729      (402)     1,327      627       389      1,016
Foreign..............    2,270       35       2,305      963       918      1,881      706       952      1,658
                       -------    -----     -------   ------     -----     ------   ------     -----     ------
                       $12,827    $(157)    $12,670   $8,558     $ 285     $8,843   $3,296     $ 693     $3,989
                       =======    =====     =======   ======     =====     ======   ======     =====     ======

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

     The total income tax expense differed from the amount computed by applying the federal statutory income tax rate of 35% for 1998 and 1997 and 34% for 1996 to income before taxes as a result of the following (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1998       1997       1996
                                                 -------    -------    ------
Computed tax expense at federal statutory
  rate.........................................  $15,132    $10,317    $4,816
Foreign tax rate differential..................      214         44        (4)
Puerto Rico possessions tax credit.............   (3,999)    (2,554)   (1,135)
State taxes....................................    1,366        719       367
Amortization of goodwill.......................       --        124       168
Other permanent differences....................      (43)       193      (223)
                                                 -------    -------    ------
                                                 $12,670    $ 8,843    $3,989
                                                 =======    =======    ======

     The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 1,312    $   295
  Accounts receivable, principally due to allowance for
     doubtful accounts...................................      800        939
  Inventories, principally due to reserves and additional
     costs capitalized for tax purposes..................    2,401      1,300
  State taxes............................................      717         --
  Other accrued liabilities..............................      442      1,312
                                                           -------    -------
          Total gross deferred tax assets................    5,672      3,846
Deferred tax liabilities:
  Investment in subsidiaries.............................     (438)      (448)
  Puerto Rico tollgate tax...............................     (716)    (1,400)
  Puerto Rico profit split and basis difference..........     (907)      (926)
  Other basis differences................................   (2,059)    (1,348)
  Depreciation of property and equipment.................   (3,554)    (1,821)
  State taxes............................................       --        (62)
                                                           -------    -------
          Total gross deferred tax liabilities...........   (7,674)    (6,005)
                                                           -------    -------
          Net deferred tax asset (liability).............  $(2,002)   $(2,159)
                                                           =======    =======

     As of December 31, 1998, deferred taxes were not provided on a cumulative earnings approximately equal to $6,143,000 of consolidated foreign subsidiaries that are designated as permanently invested. For tax purposes, the Company had available, as of December 31, 1998, foreign net operating loss carry forwards of approximately $4,376,000 which have an indefinite life.

NOTE 16. RELATED PARTY TRANSACTIONS

     In 1996, the Company operated under three agreements with a related party and certain stockholders which had been originally entered into on September 30, 1992. In February 1997, all of these agreements were

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

terminated as a part of a litigation settlement (see Note 18). There were no royalties paid, lenses sold or consulting services provided under these agreements in 1998, 1997 or 1996. A summary of these agreements are as follows:

          i. A non-exclusive patent license agreement, which granted the Company the right to manufacture, use and sell products and processes covered by patents and patent applications owned by certain former stockholders of OSL, some of whom were stockholders of the Company prior to the initial public offering. The agreement required the Company to pay royalties to the patent owners of $0.50 per lens, with a minimum $1,000,000 per royalty year (from July 1 to June 30).

          ii. A purchase and supply agreement with Aspect Vision Care Ltd. ("AVCL"), an entity affiliated with certain stockholders of the Company. The agreement provided that the Company would sell lenses to AVCL at a purchase price equal to the Company's direct and indirect costs of processing lenses, plus 20%.

          iii. Consulting agreements with two stockholders that called for an aggregate of approximately $7,000 per month to be paid for consulting services rendered.

     As of December 31, 1996, the Company had a $2,895,000 long-term junior subordinated note payable due to the Company's Chief Executive Officer bearing interest at the prime rate plus 3% (11.25% as of December 31, 1996). An agreement was signed by the Chief Executive Officer on October 30, 1996 that provided for subordination of this junior subordinated note to debt outstanding to a major commercial bank (see Note 8). This note was amended on June 1, 1997 whereby provisions of the subordination were removed and all principal and unpaid interest was payable to him on November 1, 1997. The Chief Executive Officer had advanced the Company funds periodically, prior to 1993, to meet certain short-term operating cash requirements. Accrued interest on this debt totaled $54,000 as of December 31, 1996. The debt was repaid in full during 1997. The Chief Executive Officer had the right to exercise stock options held by reducing the principal balance owed on the note payable in lieu of providing cash payments upon exercise. The Chief Executive Officer exercised options to purchase 1,280,000 shares of Common Stock with an exercise price of $0.29365 per share during 1997.

     In April 1997, the Company loaned a total of $892,195 to certain employees of the Company, of which $550,923 was loaned to the Company's Vice President, U.S. Sales under a full-recourse promissory note. Total accrued interest at December 31, 1997 included in loans to officers and employees amounted to $35,128, of which $23,456 related to this officer's loan. All the loans, except for the loan to this officer, were non-recourse but were secured by a total of 228,846 shares of the Company's Common Stock, 102,212 of which have been pledged by the officer. The interest rate on these loans was 6%, payable on or before the earliest to occur of the one year anniversary of each loan, respectively, termination of employment, liquidation or dissolution of the Company or, under certain circumstances, merger or consolidation of the Company. The principal and related interest on these loans were repaid to the Company in the third quarter of 1998.

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

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

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

     A director of the Company, who is also the brother of the Chief Executive Officer, is a partner in a law firm, which has provided legal services to the Company since its formation. The Company made payments for legal services of $27,000, $77,000 and $284,000 in the years ended December 31, 1998, 1997 and
1996, respectively.

NOTE 17. ENTERPRISE WIDE SEGMENT DISCLOSURES

     The Company, which operates in a single operating segment, designs, manufactures and distributes contact lenses. Sales to one major customer amounted to approximately 11%, 8% and 9% of total net sales for the years ended December 31, 1998, 1997 and 1996, respectively. United States export sales approximated 3.0%, 2.8% and 2.5% of net sales for the years ended December 31, 1998, 1997 and 1996, respectively. The geographic presentation of net sales is based on the origin of the sale. The geographic distributions of the Company's net sales, income from operations, and identifiable net assets are as follows (in thousands):

                                               UNITED              UNITED
                                               STATES    CANADA   KINGDOM    ELIMINATIONS   CONSOLIDATED
                                              --------   ------   --------   ------------   ------------
December 31, 1998
  Sales to unaffiliated customers...........  $123,907   $8,837   $ 19,164     $     --       $151,908
  Intercompany sales........................    35,972       --     18,847      (54,819)            --
                                              --------   ------   --------     --------       --------
  Total net sales...........................  $159,879   $8,837   $ 38,011     $(54,819)      $151,908
                                              ========   ======   ========     ========       ========
  Income from operations....................  $ 38,932   $1,089      2,771     $   (987)      $ 41,805
                                              ========   ======   ========     ========       ========
  Total long-lived assets...................  $147,221   $2,663   $ 54,227     $(27,541)      $176,570
                                              ========   ======   ========     ========       ========
December 31, 1997
  Sales to unaffiliated customers...........  $ 97,011   $9,273   $ 12,321     $     --       $118,605
  Intercompany sales........................    32,492       --     19,918      (52,410)            --
                                              --------   ------   --------     --------       --------
  Total net sales...........................  $129,503   $9,273   $ 32,239     $(52,410)      $118,605
                                              ========   ======   ========     ========       ========
  Income from operations....................  $ 27,844   $ (528)  $  4,037     $ (1,423)      $ 29,930
                                              ========   ======   ========     ========       ========
  Total long-lived assets...................  $122,941   $2,875   $ 33,628     $(26,609)      $132,835
                                              ========   ======   ========     ========       ========
December 31, 1996
  Sales to unaffiliated customers...........  $ 76,309   $7,700   $  6,500     $     --       $ 90,509
  Intercompany sales........................    29,554       --     20,345      (49,899)            --
                                              --------   ------   --------     --------       --------
  Total net sales...........................  $105,863   $7,700   $ 26,845     $(49,899)      $ 90,509
                                              ========   ======   ========     ========       ========
  Income from operations....................  $ 16,384   $  203   $  1,523     $   (675)      $ 17,435
                                              ========   ======   ========     ========       ========
  Total long-lived assets...................  $ 68,535   $2,731   $ 20,795     $(25,672)      $ 66,389
                                              ========   ======   ========     ========       ========

NOTE 18. LITIGATION

     In 1994, litigation was commenced by the Company and OSL, its United Kingdom subsidiary, against former employees and a former director of OSL, its United Kingdom distributor (AVCL) and certain related

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

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

     In November 1996, judgment was rendered in the United Kingdom actions. In February 1997, prior to the determination of any costs or damages by the United Kingdom courts, the parties to the above litigations entered into a settlement agreement for total monetary consideration of $10,000,000. The settlement agreement provided for, among other things, (i) a mutual release and termination of all pending litigation; (ii) the replacement of the September 30, 1992 patent license agreement (See Note 16) with a new, fully paid-up, non-exclusive, patent license, that did not contain any restrictions on the Company's ability to sell contact lenses to other contact lens manufacturers; (iii) the termination of the Company's obligation to supply contact lenses under the September 30, 1992 purchase and supply agreement (See Note 16); and (iv) the termination of a limitation on the Company's right to sell certain contact lenses directly into the United Kingdom and a limitation on AVCL's right to sell certain contact lenses in North and South America. The Company paid $3,333,000 to the defendants upon consummation of the settlement agreement and an additional $6,667,000 upon the closing of the Company's initial public offering in August, 1997.

     The Company engaged a third party valuation firm to value the United Kingdom marketing rights and the prepaid patent license agreement acquired as a result of the settlement agreement and assigned values to the liabilities identified as a result of the court judgment. The Company then allocated the $10,000,000 of consideration to the liabilities identified and the intangible assets acquired on a pro rata basis. As a result of this allocation and in accordance with APB Opinion No. 17, "Intangible Assets," the Company allocated $8,800,000 of the consideration to the United Kingdom marketing rights and the prepaid patent license agreement acquired. The Company has assigned an estimated useful life of 10 years to the United Kingdom marketing rights and the prepaid patent license agreement. The Company incurred legal expenses, which were included in general and administrative expenses in 1997 and 1996 of $56,000 and $2,513,000, respectively, related to this litigation.

     Various other legal actions arising in the normal course of business have been brought against the Company and certain of its subsidiaries. Management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 19. OTHER COMMITMENTS

     Commitments for the remodeling of existing facilities, construction of new facilities and purchase of capital equipment over the next year were approximately $13,068,000 and $8,592,000, respectively, as of December 31, 1998 and 1997.

NOTE 20. SUBSEQUENT EVENTS

  Financing

     In February 1999, Ocular Sciences Puerto Rico finalized an agreement, effective June 1998, with the Puerto Rico Industrial Development Company ("PRIDCO"), effective June 1998, to manage on PRIDCO's behalf the construction of a new building in Puerto Rico that will be leased by Ocular Sciences Puerto Rico as its manufacturing facility, upon completion of construction. Ocular Sciences Puerto Rico plans to initially finance the building construction as well as the leasehold improvements with existing cash and then borrow against the remaining balance available under its term loan with a major bank upon completion of

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

construction. Under the anticipated agreement, PRIDCO would reimburse Ocular Sciences Puerto Rico for up to a maximum of $3,470,000 for certain structural construction costs of the facility at the end of the construction project, as specified in the agreement. Annual rental payments of approximately $489,000 would be due to PRIDCO to commence the first day of the following month, after completion, inspection and acceptance of the constructed building, for a period of ten years. This transaction will be accounted for as a financed purchase of the building.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ocular Sciences, Inc.:

     We have audited the accompanying consolidated balance sheets of Ocular Sciences, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocular Sciences, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

San Francisco, California
January 27, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of the Company is incorporated by reference from the definitive proxy statement for the Company's 1999 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report (the "Proxy Statement") under the caption "Proposal No. 1 -- Election of Directors." The information relating to the executive officers of the Company is set forth in the Proxy Statement under the caption "Executive Officers."

     Information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Proxy Statement under the captions "Executive Compensation," "Proposal No.
1 -- Election of Directors -- Director Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (A) The following documents are filed as part of this Report:

        (1) Financial Statements. The following Consolidated Financial Statements of Ocular Sciences, Inc. are incorporated by reference from Part II, Item 8 of this Form 10-K:

                                                              PAGE
                                                              ----
Consolidated Balance Sheets -- December 31, 1998 and 1997...   44

Consolidated Statements of Income -- Years Ended December
  31, 1998, 1997 and 1996...................................   45

Consolidated Statements of Stockholders' Equity -- Years
  Ended December 31, 1998, 1997 and 1996....................   46

Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1998, 1997 and 1996..........................   47

Notes to Consolidated Financial Statements..................   48

Report of KPMG LLP..........................................   65

        (2) Financial Statement Schedule. The following financial statement schedule of Ocular Sciences, Inc. for the years ended December 31, 1998, 1997 and 1996 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Ocular Sciences, Inc.

                          SCHEDULE                            PAGE
                          --------                            ----
II. Valuation and Qualifying Accounts.......................   69
Report of KPMG LLP..........................................   71

     Other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the Notes thereto.

     (B) Reports on Form 8-K:

     None.

     (1) Exhibits

           EXHIBIT
           NUMBER                             DESCRIPTION
           -------    ------------------------------------------------------------
            2.01      Form of Agreement and Plan of Merger by and between O.S.I.
                      Corporation, a California corporation, and Registrant+
            3.01      Registrant's Certificate of Incorporation+
            3.03      Form of Registrant's Restated Certificate of Incorporation+
            3.04      Registrant's Bylaws+
            4.01      Registration Rights Agreement dated as of October 30, 1992 by and among the Registrant and the other parties listed on the signature pages thereto+
            4.02      Amendment to Registration Rights Agreement and Shareholders'
                      Agreement dated as of February 27, 1997 by and among the
                      Registrant and the other parties listed on the signature
                      pages thereto+
           10.01      Registrant's 1989 Stock Option Plan adopted July 21, 1989, as amended November 30, 1994+*
           10.02      Registrant's 1997 Equity Incentive Plan+*
           10.03      Registrant's 1997 Directors Stock Option Plan+*
           10.04      Registrant's 1997 Employee Stock Purchase Plan+*
           10.05      Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers+*
           10.06      Settlement Agreement and Release dated as of February 27,
                      1997 between Aspect Vision Care Ltd., New Focus Health Care
                      Ltd., Geoffrey Galley, Anthony Galley, Barrie Bevis, Albert
                      Morland, Ivor Atkinson and Wilfred Booker, Sciences Ltd.,
                      O.S.I. Corporation and John Fruth+#
           10.07      Amendment to Settlement Agreement and Release dated as of
                      February 27, 1997 between the parties to the Settlement
                      Agreement and Contact Lens Technologies Ltd+
           10.08      Patent License Agreement dated February 27, 1997 by and
                      between Ocular Sciences Ltd. and certain persons referred to therein as the Patent Owners+
           10.09      Employment Agreement dated March 27, 1996 by between John
                      Lilley and O.S.I. Corporation+*
           10.10      Lease for 475 -- 479 Eccles Avenue dated May 18, 1995,
                      between Stanley D. McDonald, Norman H. Scherdt, Herbert A.
                      West and McDonald Ltd. as "Landlord" and O.S.I. Corporation
                      as "Tenant"+
           10.11      Lease for Santa Isabel, Puerto Rico Kingdom dated September
                      14, 1984, between The Puerto Rico Industrial Development
                      Company as "Landlord" and O.S.I. Puerto Rico Corporation as
                      "Tenant," as amended+

           EXHIBIT
           NUMBER                             DESCRIPTION
           -------    ------------------------------------------------------------
           10.12      Counterpart Underlease of Distribution Depot dated November
                      30, 1995 among Boots the Chemist Limited as "Landlord,"
                      Ocular Sciences Limited as "Tenant" and O.S.I. Corporation
                      as "Guarantor"+
           10.13      Amended and Restated Credit Agreement among Ocular Sciences,
                      Inc., Ocular Sciences Puerto Rico, Inc. and Comerica Bank --
                      California dated November 7, 1997 and exhibits thereto[X]
           10.14      Employment Agreement dated October 15, 1997 between Norwick
                      Goodspeed and the Company[X]*
           10.15      Lease of Unit 10 The Quadrangle Abbey Park Industrial Estate
                      Romsey Hampshire dated August 19, 1997 between Ocular
                      Sciences Limited and The Royal Bank of Scotland plc[X]
           10.16      Construction and Lease Contract dated June 29, 1998 between
                      Ocular Sciences Puerto Rico, Inc. and Puerto Rico Industrial
                      Development Company
           11.01      Statement regarding computation of pro forma net income per share (basic and diluted)
           21.01      List of Subsidiaries
           24.01      Power of Attorney (see page 70 of this Form 10-K))
           23.02      Consent of KPMG LLP, Independent Certified Public
                      Accountants
           27.01      Financial Data Schedule

---------------
# Confidential treatment has been requested from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

+ Incorporated by reference from the Company's registration statement on Form S-1, file no. 333-27421.

[X] Incorporated by reference from the Company's registration statement on Form
    S-1, file no. 333-46669.

*   Management contract or compensatory arrangement.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                         ADDITIONS
                                            BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE AT
                                            BEGINNING    COSTS AND      OTHER                       END
                                            OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS    OF PERIOD
                                            ----------   ----------   ----------   ----------    ----------
YEAR ENDED DECEMBER 31, 1998
Allowance for sales returns and doubtful
  accounts receivable.....................    1,655          880         --            (450)(1)    2,085
Provision for excess and obsolete
  inventory...............................    2,171        1,873         --          (1,392)(2)    2,652
YEAR ENDED DECEMBER 31, 1997
Allowance for sales returns and doubtful
  accounts receivable.....................    1,451          968         --            (764)(1)    1,655
Provision for excess and obsolete
  inventory...............................    2,242          893         --            (964)(2)    2,171
YEAR ENDED DECEMBER 31, 1996
Allowance for sales returns and doubtful
  accounts receivable.....................    1,930          193         --            (672)(1)    1,451
Provision for excess and obsolete
  inventory...............................    2,341          605         --            (704)(2)    2,242

---------------
(1) Uncollectible accounts written off, net of recoveries.

(2) Discontinued, expired, damaged and scrap inventory.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 25th day of March, 1999.

                                          OCULAR SCIENCES, INC.

                                          By:  /s/ GREGORY E. LICHTWARDT

                                          --------------------------------------
                                                  Gregory E. Lichtwardt
                                               Vice President, Finance and
                                                 Chief Financial Officer

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

                          NAME                                        TITLE                   DATE
                          ----                                        -----                   ----
PRINCIPAL EXECUTIVE OFFICER:

                   /s/ JOHN D. FRUTH                       Chief Executive Officer and   March 25, 1999
--------------------------------------------------------    Chairman of the Board of
                     John D. Fruth                                  Directors

PRINCIPAL FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER:

               /s/ GREGORY E. LICHTWARDT                   Vice President, Finance and   March 25, 1999
--------------------------------------------------------     Chief Financial Officer
                 Gregory E. Lichtwardt

DIRECTORS:

               /s/ NORWICK B.H. GOODSPEED                 Director; President and Chief  March 25, 1999
--------------------------------------------------------        Operating Officer
                 Norwick B.H. Goodspeed

                  /s/ EDGAR J. CUMMINS                              Director             March 25, 1999
--------------------------------------------------------
                    Edgar J. Cummins

                  /s/ TERENCE M. FRUTH                              Director             March 25, 1999
--------------------------------------------------------
                    Terence M. Fruth

                  /s/ WILLIAM R. GRANT                              Director             March 25, 1999
--------------------------------------------------------
                    William R. Grant

                  /s/ DANIEL J. KUNST                               Director             March 25, 1999
--------------------------------------------------------
                    Daniel J. Kunst

               /s/ FRANCIS R. TUNNEY, JR.                           Director             March 25, 1999
--------------------------------------------------------
                 Francis R. Tunney, Jr.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ocular Sciences, Inc.:

     Under date of January 27, 1999 we reported on the consolidated balance sheets of Ocular Sciences, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the aforementioned consolidated financial statements we also audited the related consolidated financial statement schedule included in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

San Francisco, California
January 27, 1999

                                 EXHIBIT INDEX

                                                                            SEQUENTIALLY
    EXHIBIT                                                                   NUMBERED
    NUMBER                            DESCRIPTION                               PAGE
    -------                           -----------                           ------------
     10.16    Construction and Lease Contract dated June 29, 1998 between
              Ocular Sciences Puerto Rico, Inc. and Puerto Rico Industrial
              Development Company.........................................
     21.01    List of Subsidiaries........................................
     23.02    Consent of KPMG LLP, Independent Certified Public
              Accountants.................................................
     27.01    Financial Data Schedule.....................................