Form 10-Q
period 1999-03-31
OCULAR SCIENCES INC /DE/
filed 1999-05-12
CIK 882484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________

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


As of April 30, 1999, there were outstanding 22,681,571 shares of the Registrant's Common Stock, par value $0.001 per share.

                              OCULAR SCIENCES, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION                                                 Page
----  -------------------------                                                 ----
ITEM 1.  FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets -
             March 31, 1999 and December 31, 1998                                3

             Condensed Consolidated Statements of Income -
             Three Months Ended March 31, 1999 and 1998                          4

             Condensed Consolidated Statements of Comprehensive
             Income - Three Months Ended March 31, 1999 and 1998                 5

             Condensed Consolidated Statements of Cash Flows - Three
             Months Ended March 31, 1999 and 1998                                6

             Notes to Condensed Consolidated Financial Statements                7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           8

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       20

         SIGNATURES                                                             21

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                              OCULAR SCIENCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                      March 31,       December 31,
                                                                        1999            1998
                                                                     (unaudited)       (audited)
                                                                      ---------        ---------
ASSETS
Current Assets:
    Cash and cash equivalents                                         $  24,142        $  26,520
    Restricted cash                                                         419              486
    Short-term investments                                               17,987           19,036
    Accounts receivable, less allowance for sales returns and
      doubtful accounts of $2,172 and $2,085 for 1999 and 1998,
      respectively                                                       21,949           25,126
    Inventories                                                          14,700           12,460
    Deferred income taxes                                                 4,619            4,638
    Loans to officers and employees                                         225              263
    Prepaid expenses and other current assets                             7,438            6,495
                                                                      ---------        ---------
           Total Current Assets                                          91,479           95,024

Property and equipment, net                                              75,457           62,966
Intangible assets, net                                                    6,991            7,216
Long-term investments                                                    12,152           11,207
Other assets                                                                157              157
                                                                      =========        =========
           Total Assets                                               $ 186,236        $ 176,570
                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                  $   7,622        $   6,003
    Accrued liabilities                                                  10,180           10,512
    Accrued cooperative merchandise allowances                            5,213            5,854
    Current portion of long-term debt                                     1,190              929
    Income and other taxes payable                                        3,238            1,148
                                                                      ---------        ---------
                 Total Current Liabilities                               27,443           24,446
    Deferred income taxes                                                 6,560            6,640
    Long-term debt, less current portion                                  2,179            2,535
                                                                      ---------        ---------
           Total Liabilities                                             36,182           33,621

Stockholders' Equity:
    Common stock, $0.001 par value; 80,000,000
      shares authorized; 22,675,011 and 22,588,118 shares
      issued and outstanding for 1999 and 1998, respectively                 23               23
    Additional paid-in capital                                           77,174           76,741
    Retained earnings                                                    73,382           66,727
    Accumulated other comprehensive income                                 (525)            (542)
                                                                      ---------        ---------
           Total Stockholders' Equity                                   150,054          142,949
                                                                      ---------        ---------
           Total Liabilities and Stockholders' Equity                 $ 186,236        $ 176,570
                                                                      =========        =========



     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                 (In thousands, except share and per share data)


                                                   Three months ended
                                                        March 31,
                                             -------------------------------
                                                 1999               1998
                                             ------------       ------------
Net sales                                    $     37,009       $     32,171
Cost of sales                                      12,332             10,141
                                             ------------       ------------
        Gross profit                               24,677             22,030

Selling and marketing expenses                     10,011              8,731
General and administrative expenses                 5,317              4,509
Research and development expenses                     564                757
                                             ------------       ------------
        Income from operations                      8,785              8,033

Interest expense                                      (75)               (82)
Interest income                                       556                581
Other expense                                        (158)              (183)
                                             ------------       ------------
        Income before taxes                         9,108              8,349

Income taxes                                       (2,453)            (2,505)
                                             ------------       ------------
        Net Income                           $      6,655       $      5,844
                                             ============       ============

Net income per share data:

       Net income per share basic            $       0.29       $       0.27
                                             ============       ============

       Net income per share diluted          $       0.29       $       0.25
                                             ============       ============

       Weighted average common
             shares outstanding                22,627,032         21,919,973
                                             ============       ============

      Weighted average shares of stock
             options under the treasury
             stock method                         700,334          1,268,723

       Weighted average common and
            dilutive potential common
            shares outstanding                 23,327,366         23,188,696
                                             ============       ============





     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - (UNAUDITED)
                                 (In thousands)


                                                         Three months ended
                                                             March 31,
                                                      ------------------------
                                                       1999             1998
                                                      -------          -------
Net income                                            $ 6,655          $ 5,844

Other comprehensive income, net of tax:

      Foreign currency translation adjustment              21               31

      Unrealized gains on securities:

        Unrealized holding gains
          arising during the period                         1               27
        Less: Reclassification adjustment for
          losses included in net income                    (5)              (2)
                                                      -------          -------
Other comprehensive income                                 17               56
                                                      -------          -------
Comprehensive income                                  $ 6,672          $ 5,900
                                                      =======          =======










     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (In thousands)


                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                         1999              1998
                                                                       --------          --------
Cash flows from operating activities:
    Net income                                                         $  6,655          $  5,844
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                     1,623             1,456
        Income tax benefits from stock options exercised                    232                --
        Allowances for sales returns and doubtful accounts                  157               279
        Provision for excess and obsolete inventory                         244               177
        Provision for damaged and scrap products                            138               172
        Exchange loss                                                       105               150
        Deferred income taxes                                                --              (156)
      Changes in operating assets and liabilities:
        Accounts receivable                                               2,934               180
        Inventories                                                      (2,794)             (281)
        Other current and non-current assets                               (956)            2,023
        Accounts payable                                                  1,708               922
        Accrued liabilities                                                (888)               64
        Income and other taxes payable                                    2,119               689
                                                                       --------          --------
               Net cash provided by operating activities                 11,277            11,519
                                                                       --------          --------

Cash flows from investing activities:
       Purchase of property and equipment                               (13,939)           (5,845)
       Purchase of available-for-sale short-term and long-term
         investments                                                     (8,050)          (10,498)
       Sales and maturities of available-for-sale short-term
         and long-term investments                                        8,150             2,000
       Interest from restricted cash                                         53                --
                                                                       --------          --------
               Net cash used in investing activities                    (13,786)          (14,343)
                                                                       --------          --------

Cash flows from financing activities:
       Repayment of long-term debt                                          (95)             (100)
       Proceeds from secondary public offering of common
         stock, net                                                           0               143
       Proceeds from issuance of common stock                               201               864
                                                                       --------          --------
               Net cash provided by financing activities                    106               907

Effect of exchange rate changes on cash and cash equivalents                 25              (168)
                                                                       --------          --------
               Net decrease in cash and cash equivalents                 (2,378)           (2,085)

Cash and cash equivalents at beginning of period                         26,520            27,895
                                                                       --------          --------
Cash and cash equivalents at end of period                             $ 24,142          $ 25,810
                                                                       ========          ========

Supplemental cash flow disclosure:

      Cash paid during the year for:

        Interest                                                       $     76          $     86
                                                                       ========          ========

        Income taxes                                                   $    152          $     14
                                                                       ========          ========




     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PREPARATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial condition as of March 31, 1999 and the results of its operations, its changes in other comprehensive income, and its cash flows for the three month periods ended March 31, 1999 and 1998. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, including notes thereto, included in the Company's Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - INVENTORIES

        Inventories consisted of the following (in thousands):

                                          March 31,     December 31,
                                            1999           1998
                                          ---------     ------------
        Raw materials                      $ 1,546        $ 2,867
        Work in process                      1,143          1,252
        Finished goods                      12,011          8,341
                                           -------        -------
                                           $14,700        $12,460
                                           =======        =======


NOTE 3 - SUBSEQUENT EVENTS

LOANS TO OFFICERS AND DIRECTORS

        On April 12 and 13, 1999, the Company loaned $339,000 and $751,000 to Dan Kunst and Greg Lichtwardt, respectively. Mr. Kunst is the Company's Vice President of Sales and Marketing and a director of the Company and Mr. Lichtwardt is the Company's Vice President of Finance, Chief Financial Officer and Treasurer. The loans bear interest at a rate of 8% per year and are due on December 1, 1999, or earlier under certain circumstances. No payments of principal or accrued interest have been made under either loan.

BANK LINE OF CREDIT

        On April 27, 1999, the Company amended its credit agreement (the "Amended Credit Agreement"). Under the Amended Credit Agreement, the maturity date of the revolving line of credit was extended by one year to June 30, 2001 and the conversion date of the Ocular Sciences Puerto Rico term loan was extended by six months to October 31, 1999. The term loan facility's negotiated rate option is available only after October 31, 1999. On October 31, 1999, the then outstanding term loan will become payable in twenty-two quarterly installments of $250,000, beginning January 31, 2000 with any balance to be paid on April 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve risks and uncertainties, including the impact of intense competition, risks of expansion and automation of manufacturing facilities, risks of trade practice litigation, fluctuations in operating results, risks of international operations, the management of growth, risks of new products and technological change and the other risks detailed below, including in the section labeled "Factors That May Affect Future Results," and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking projections due to such risks and uncertainties. The Company has identified with a preceding asterisk ("*"), various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "future", "intends", "would", "may" and similar expressions are also intended to identify forward-looking statements. However, the asterisk and these words are not the exclusive means of identifying such statements. In addition, the section labeled "Factors That May Affect Future Results", which has no asterisks for improved readability, consists of numerous forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Net Sales

                                Three Months Ended March 31,
                                ----------------------------
                                   1999             1998         % Change
                                -----------      -----------     --------
U.S.                            $28,045,000      $25,352,000      10.6%
As a percentage of net sales          75.8%            78.8%
International                   $ 8,964,000      $ 6,819,000      31.5%
As a percentage of net sales          24.2%            21.2%
                                -----------      -----------
Net sales                       $37,009,000      $32,171,000      15.0%


       Net sales represent gross sales less allowances for sales returns, trial set and prompt payment discounts. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. The growth in net sales from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 was primarily due to increased sales of the Company's lenses marketed for weekly disposable replacement regimens in both the U.S. and International markets. Unit sales of the Company's lenses marketed for weekly disposable replacement regimens increased 44.5% while unit sales of the Company's lenses marketed for annual replacement regimens decreased 13.2% from the first quarter of 1998 to the first quarter of 1999. During the quarter ended March 31, 1999, 92.6% of all lenses sold were for use in disposable replacement regimens, compared to 91.2% during the quarter ended March 31, 1998. The Company's overall average selling price declined 18.5% from the quarter ended March 31, 1998 to the quarter ended March 31, 1999. This was primarily due to i) price reductions of 12% on the weekly disposable products in the U.S. ii) ongoing product mix shifts towards lower priced lenses marketed for daily and weekly replacement, iii) increased inventory set discounts associated with new distribution obtained in the first quarter of 1999, and iv) lower priced introductory sales to the Company's distributor in Japan.

The price reductions on the Company's lenses marketed for weekly replacement took place during the second half of 1998 in response to price changes by the Company's largest competitor, and were offset in part by reductions in cooperative merchandising allowances described in "Selling and Marketing Expenses" below. Compared to the fourth quarter of 1998, the average price of the weekly disposable products in the U.S. has remained stable. In the first quarter of 1999, the Company shipped approximately 1,100 initial inventory sets to new optical retail accounts obtained during the quarter which are customarily heavily discounted. The Company launched its lenses marketed for daily and weekly disposable replacement regimens in Japan during the first quarter of 1999. *The Company expects that the overall average selling price that it realizes across its products will continue to decline over time, and may decline at a greater rate than in the past, because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens and, within the disposable category, to lenses that are replaced more frequently, (ii) increases in products sold internationally to distributors at prices lower than direct sales prices in the U.S. including the Company's new distributor in Japan, and (iii) possible further decreases in the average per unit selling prices of lenses marketed for disposable replacement regimens *The Company expects there to be continued decline in its sales of lenses for annual replacement as a result of the continuing shift in consumer demand towards more frequent replacement regimens. *The Company expects that if the rate of U.S. market demand for soft contact lenses continues to slow, as it has over the past few quarters, that the demand for the Company's products will also slow. *The Company is planning the introduction of a lens marketed for daily replacement in Europe later in 1999 and is evaluating the introduction of such lenses in the U.S. in 2000. *The Company expects that introduction of lenses marketed for daily disposal will result in increased unit and revenue growth due to the more frequent replacement of such lenses, and result in a decrease to its overall average selling price.

Gross Profit

                                      Three Months Ended March 31,
                                      ----------------------------
                                         1999             1998          % change
                                         ----             ----          --------
Gross profit                          $24,677,000      $22,030,000       12.0%
As a percentage of net sales             66.7%            68.5%


       Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, royalties to third parties and amortization of certain intangible assets. A substantial portion of the Company's cost of sales is fixed and therefore declines as a percentage of net sales as volume increases. The increase in gross profit from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 was due primarily to increased net sales, decreases in production costs resulting from the implementation of certain process improvements and increased manufacturing volume. The reduction in gross profit percentage from 68.5% for the first quarter of 1998 to 66.7% for the same quarter in 1999 was due to a decrease in average selling price, as described above in "Net Sales", partially offset by lower per unit production cost. *The Company expects cost reductions resulting from improvements in the Company's current production process to be less significant in the immediate future. *The Company intends to add new, highly automated production lines at its United Kingdom and Puerto Rico facilities, which are designed to reduce further its per unit cost of production over time. *As the Company expects that its overall average selling price will continue to decline over time, as discussed above in "Net Sales", and anticipates higher depreciation, which is a component of cost of sales, as a result of significantly increased investment in property and equipment, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margins. *The Company expects that the ongoing rollout in Japan and introduction in Europe in the near future of a lower-priced contact lens marketed for daily replacement regimens will result in a further decline to its average selling price, while reductions in costs of sales would likely not reach comparable levels until subsequent periods, if at all. *Accordingly, the Company would expect its gross margin percentage to decrease at least in the short term as sales of lenses marketed for daily replacement regimens increase. *As a result, the Company could experience variability in its gross margins. *See "Factors That May Affect Future
Results -- Manufacturing

Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations."

Selling and Marketing Expenses

                                       Three Months Ended March 31,
                                       ----------------------------
                                          1999               1998       % Change
                                          ----               ----       --------
Selling and marketing expenses         $10,011,000        $8,731,000     14.7%
As a percentage of net sales              27.1%             27.1%

        Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eyecare practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements made principally to chain stores and mass merchants for items such as advertising, displays and mailings that are intended to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. The increase in sales and marketing expenses from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 resulted primarily from increases in the size of the U.S. sales force, cooperative merchandising allowances, and sales and promotional activities. Cooperative merchandising allowances as a percentage of sales were lower in the first quarter of 1999 as compared to the same quarter of last year primarily as a result of the price reductions discussed in "Net Sales". *The Company believes that the rate of growth of cooperative merchandising allowances will continue to slow, and as a result expects the rate of growth in the amount spent on sales and marketing expenses to also slow through the remainder of the year. *However, if the Company is required to respond to pricing and promotional pressures from its competitors, its rate of spending on cooperative merchandising allowances could increase in the future.

General and Administrative Expenses

                                       Three Months Ended March 31,
                                       ----------------------------
                                         1999              1998        % Change
                                         ----              ----        --------
General and administrative expenses    $5,317,000        $4,509,000     17.9%
As a percentage of net sales             14.4%             14.0%

        General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative, professional services, consultants' fees and non-manufacturing facilities costs. General and administrative expenses increased both in dollars and as a percentage of sales. The increase was due primarily to increases in U.S. salaries and benefits, expenses associated with the Company's new operating structure (see Income Taxes), and the increased distribution infrastructure in the United Kingdom due to growth in European sales. *The Company believes that if net sales grow, its general and administrative expenses will increase in absolute dollars, but will decrease as a percentage of net sales on an annualized basis.

Research and Development Expenses

                                       Three Months Ended March 31,
                                       ----------------------------
                                           1999              1998      % Change
                                           ----              ----      --------
Research and development expenses        $564,000         $757,000      (25.5%)
As a percentage of net sales               1.5%             2.4%

Research and development expenses are comprised primarily of consulting costs for research and development personnel and in-house labor related to process development. The decrease from the quarter ended March 31, 1998 to the quarter ended March 31, 1999, both in dollars and as a percentage of revenue, was primarily due to the fact that the Company completed the research and development phase related to its new automated production technology during the third quarter of 1998. *The Company does not believe that the change in research and development expense from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 is indicative of the Company's long-term expense growth rate. *Research and development expenses may fluctuate as the Company undertakes new engineering projects and new products.

Interest and Other Income, Net

                                      Three Months Ended March 31,
                                      ----------------------------
                                          1999            1998        % Change
                                          ----            ----        --------
Interest and other income, net          $323,000        $316,000        2.2%
As a percentage of net sales              0.9%            1.0%

        The increase in interest and other income, net from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 resulted primarily from a decrease in exchange losses, almost completely offset by a reduction in interest income, due to lower interest rates, and a reduction in other income.

Income Taxes

                                    Three Months Ended March 31,
                                    ----------------------------
                                      1999               1998         % Change
                                      ----               ----         --------
Income taxes                        2,453,000         $2,505,000       (2.1%)
Effective tax rate                    26.9%              30.0%

        The Company's lower effective tax rate for the quarter ended March 31, 1999 was a result of the implementation of a new corporate structure in March of 1999, which increased the Company's foreign earnings that are taxed at lower tax rates. Additionally, earnings attributable to the Company's Puerto Rican operations are partially exempt from U.S. taxation. *The Company anticipates that it will continue to benefit from the favorable effect of this Puerto Rican partial exemption through 2001, with limited exemption during the transition period from 2002 through 2006, when the benefit will expire under the current provisions of the Internal Revenue Code. *The Company also expects the new corporate structure once fully implemented, to further reduce its effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1999, the Company had cash and cash equivalents of $24.1 million compared to cash and cash equivalents of $26.5 million at December 31, 1998. The decrease in cash and cash equivalents was primarily attributable to purchases of property and equipment. Working capital decreased from $70.6 million at December 31, 1998 to $64.0 million at March 31, 1999. The decrease in working capital was also due primarily to the purchase of property and equipment.

        In the first three months of 1999, net cash provided by operating activities of $11.3 million, was derived principally from net income of $6.7 million, adjusted primarily for depreciation and amortization of $1.6 million and net cash provided of $2.1 million from decreases in accounts receivable and increases to vendor and income taxes payable partially offset by an increase to inventory and decrease in accrued liabilities.

        Net cash used in investing activities in the first three months of 1999 was $13.8 million, primarily related to the purchase of property and equipment. *The Company anticipates that capital expenditures will be approximately $53.0 million in 1999 (including the $13.9 million purchased in the first quarter) as the Company continues to invest in the implementation of automated production lines at its manufacturing facilities and the development and construction of a new Puerto Rican manufacturing facility. *However, the amount of capital expenditures may increase or decrease, as the Company may accelerate or delay the implementation of the automated production lines based on market conditions and demand for its products. See "Factors That May Affect Future Results -

Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations."

        Net cash provided by financing activities in the first quarter of 1999 was $106,000. The decrease of $801,000 from the first quarter of 1998 to the first quarter of 1999 was due primarily to a decrease in proceeds from stock option exercises in the first quarter of 1999 as compared to the first quarter of 1998. The Company also received net proceeds of $143,000, in the first quarter of 1998 from the secondary offering of common stock.

        In addition to cash, cash equivalents and short and long-term investments, the Company has a credit facility with Comerica Bank - California. Under the Comerica Credit Agreement, the Company and its subsidiary Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") can borrow up to an aggregate of $30.0 million. The Comerica Credit Agreement provides for up to $20.0 million of revolving credit loans to the Company and up to $10.0 million of term loans to Ocular Sciences Puerto Rico. Revolving credit borrowings under the Comerica Credit Agreement bear interest at the bank's base rate or at 1.00% to 1.25% above the eurodollar rate, and term loans bear interest at the bank's base rate or at 1.25% to 1.50% above the eurodollar rate, in each case with the applicable margin over the eurodollar rate depending on the Company's ratio of debt to tangible net worth. As of March 31, 1999, there were no revolving credit loans outstanding under the Comerica Credit Agreement. $2.4 million of term loans were borrowed on November 7, 1997 and used to repay outstanding loans from the Banco Bilbao de Vizcaya, and the remaining $7.6 million of term loans are available to finance the construction and development of the Company's planned new Puerto Rican manufacturing facility. On April 27, 1999, the Company amended this credit agreement whereby the maturity date was extended by one year and the conversion date of the term loan was extended by six months (see note 3 to the Condensed Consolidated Financial Statements.) The revolving credit loans will be available through June 30, 2001 and the term loan facility provides for advances through October 31, 1999, at which time the principal amount outstanding will become payable over twenty-two quarterly principal installments, with a final maturity date of April 30, 2005. The Company is required to maintain minimum ratios of debt to tangible net worth and of current assets to current liabilities, and a minimum tangible net worth. Borrowings under the Comerica Credit Agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding capital stock of the Company's United Kingdom and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other's borrowings under the Comerica Credit Agreement.

        *The Company believes that its current cash and cash equivalents and short and long-term investments, further borrowings available under its credit facilities and its anticipated net cash flow from operations, will be sufficient to meet its anticipated cash needs for working capital, contractual commitments and capital expenditures for at least the next 12 months. *If cash generated from operations proves insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or obtain further credit facilities. *The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders *The sale of additional debt or further bank borrowings could subject the Company to additional restrictive financial covenants and restrictions on the payment of dividends. There can be no assurance that financing will be available to the Company in amounts or on terms acceptable to the Company, if at all.

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

        The Company is also in the process of replacing its business control information systems with new systems that function properly with respect to dates in the Year 2000 and thereafter. The Company has implemented several of these applications and anticipates implementing the other planned applications by August 1999. The Company expects that, with the new information system, the Year 2000 issue will not pose significant operational problems for the Company's computer system, however, there can be no assurance there will not be a delay in, or increased costs associated with, the implementation of the new information system and the Company's inability to install such a system could have a material adverse effect on future results of operations. If this project is delayed, the Company believes that it can modify its current systems at a cost of approximately $750,000 to handle Year 2000 dates.

        The Company has developed contingency plans to address and mitigate potential Year 2000 problems that may arise. As part of the Company's contingency plans, the Company has developed specific plans for each critical system to allow for interrupted operations to resume in a timely manner. However, contingency planning for Year 2000 issues is complicated due to the possibility of multiple and simultaneous incidents, some of which may be outside of the Company's control, for example, noncompliance of third party systems. There can be no assurances that if these scenarios do occur, the Company will be able to respond in a timely manner and resume normal business.

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

        The foregoing discussion of the Company's Year 2000 readiness includes forward-looking statements, including estimates of the time frames and costs for addressing the known Year 2000 issues confronting the Company, and is based on management's current estimates, which were derived using numerous assumptions. There can be no assurance that these estimates will be achieved, and actual events and results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel with required remediation skills, the ability of the Company to identify and correct or replace all relevant computer code and other systems affected by the Year 2000 problem, and the success of third parties with whom the Company does business in addressing their Year 2000 issues. See "-- Factors That May Affect Future Results -- Uncertain Ability to Manage Growth; Risks Associated with Implementation of New Management Information Systems and Year 2000 Related Problems."

FACTORS THAT MAY AFFECT FUTURE RESULTS

        The Company's future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and elsewhere in this Report.

        As referenced in the first paragraph of Part 1 - Item 2, this section consists of numerous forward-looking statements and associated risks but, for improved readability, does not include asterisks.

        Intense Competition. The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. The Company's products compete with products offered by a number of larger companies including the Vistakon division of Johnson & Johnson ("Johnson & Johnson"), the Ciba Vision division of Novartis ("Ciba"), Bausch & Lomb, Inc. ("Bausch &Lomb"), Wesley Jessen VisionCare, Inc. ("Wesley Jessen") and The Cooper Companies, Inc. ("Cooper"), which recently acquired Aspect Vision Care Ltd. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. The Company believes that certain of its competitors are expanding, or are planning to expand their manufacturing capacity, and are implementing new, more automated manufacturing processes, in order to support anticipated increases in volume. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. In addition, the Company's largest competitor reduced its U.S. prices during the second quarter of 1998, and further restructured its pricing plan in the fourth quarter of 1998. The Company matched these changes in most respects in the third and fourth quarters of 1998. The Company's competitors may continue to reduce prices to achieve the sales volumes necessary to utilize their increased capacity, or for other reasons. Future price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to either match the competitor's pricing plan or reduce its prices in response. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. Any significant decrease in the Company's costs per lens will depend, in part, on the Company's ability to increase its sales volume and production capacity. There can be no assurance that the Company will be able to continue to increase its sales volume or reduce its per unit production costs. In response to competition, the Company may also increase cooperative merchandising allowances or otherwise increase spending, which may adversely affect its business, financial condition and results of operations. The failure of the Company to respond to competitive pressures, and particularly price competition, in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations. See"-- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

        The market for contact lenses is shifting from lenses marketed for annual replacement regimens to lenses marketed for weekly and daily disposable replacement regimens. The weekly disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue product produced by Johnson & Johnson. The Company believes that the per unit production costs of Johnson & Johnson and certain of the Company's other competitors are currently lower than those of the Company. The Company has recently introduced a lens marketed for daily disposal in Japan, and plans to introduce a lens for such market in Europe and possibly the U.S. The Company's ability to enter and to compete effectively in the daily market will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs. Additionally, over the past few quarters, the growth rate of U.S. market demand has slowed . Should such trend continue, it could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company also encounters competition from manufacturers of eyeglasses and from alternative technologies, such as surgical refractive procedures (including new refractive laser procedures such as PRK, or photo refractive keratectomy, and LASIK, or laser in situ keratomileusis). If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could substantially reduce the demand for contact lenses by enabling patients to avoid the ongoing cost and inconvenience of contact lenses. Accordingly, there can be no assurance that these procedures, or other alternative technologies that may be developed in the future, will not cause a substantial decline in the number of contact lens wearers and thus have a material adverse effect on the Company's business, financial condition and results of operations.

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

        To this end, the Company intends to add new, highly automated production technology at its facilities in the United Kingdom and Puerto Rico to increase its manufacturing capacity and reduce its per unit manufacturing costs. However, there can be no assurance that the Company will be able to implement this automated technology on a timely basis or that the automated technology will operate as efficiently as expected. The Company has encountered and is continuing to encounter delays in implementing the first line of this automated technology, has had to write off the cost of a custom made piece of equipment, and there can be no assurance that it will not encounter significant delays and difficulties in the future. For example, suppliers could miss their equipment delivery schedules, the efficiency of the new production lines and facility could improve less rapidly than expected, if at all, or the equipment or processes could require longer design time than anticipated, or redesigning after installation. In addition, the new production technology will involve processes and equipment with which the Company and its personnel are not experienced. Difficulties experienced by the Company in automating its manufacturing process could impair the Company's ability to reduce its per unit production costs and to compete in the weekly and daily disposable replacement market and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company currently expects that through the end of 2000, it will invest approximately $42.0 million in capital expenditures on automated production lines in the United Kingdom and Puerto

Rico and expects to continue to invest in additional automated production lines after this period. The Company intends to finance these capital expenditures with net cash provided by operating activities, existing cash balances and borrowings under its credit facilities. No assurances can be given as to the availability of such net cash from operations or borrowings, and if such funds are not available, the Company could be required to curtail the installation of the automated lines.

        The Company is currently experiencing space constraints at its Puerto Rican facility. As a result, the Company intends to relocate its Puerto Rican manufacturing operations to a substantially larger new facility being constructed to the Company's specifications and leased to the Company by the Puerto Rico Industrial Development Company. The development and construction of a new manufacturing facility is subject to significant risks and uncertainties, including cost estimation errors and overruns, construction delays, weather problems, equipment delays or shortages, production start-up problems and other factors. As many of such factors are beyond the Company's control, the Company cannot predict the length of any such delays, which could be substantial. Construction of the new facility began during the fourth quarter of 1997 and is expected to be completed during the second quarter of 1999, with occupancy in the new facility expected to be phased in over a nine-month period. There can be no assurances as to when the Company will complete construction and begin production. Before this new facility begins production, it must be inspected by the U.S. Food and Drug Administration (the "FDA") for compliance with current good manufacturing practices ("GMP"), and the inspection and approval process could significantly delay the Company's ability to begin production in this new facility.

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

        Risk of Trade Practice Litigation; Changes in Trade Practices. The contact lens industry has been the subject of a number of class action and government lawsuits and government investigations in recent years. In December 1996, over twenty states sued three of the Company's largest competitors, as well as certain eyecare practitioners and trade organizations. The lawsuit alleges among other things, a conspiracy among such persons to violate antitrust laws by refusing to sell contact lenses to mail order and other non-practitioner contact lens providers, so as to reduce competition in the contact lens industry. A similar lawsuit was filed by the State of Florida in 1994 and several similar class action lawsuits were also filed in 1994. One of the defendants has agreed to settle the lawsuits as to itself by agreeing to sell contact lenses to mail-order and other alternative distribution channels, and to make substantial cash and product rebates available to consumers.

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

        Risks Relating to International Operations; Need to Increase Sales in International Markets. In 1997, 1998 and the first quarter of 1999, the Company's international sales represented approximately 21.0%, 21.5% and 24.2%, respectively, of the Company's net sales. In addition, a substantial portion of the Company's products are manufactured in the United Kingdom. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign consumer preferences, disruptions or delays in shipments, changes in currency exchange rates, longer accounts receivable payment cycles and greater difficulties in collecting accounts receivable, foreign tax laws or tariffs, political unrest and changing economic conditions in countries in which the Company's products are sold or manufacturing facilities are located. These factors, among others, could materially adversely affect the Company's ability to sell its products in international markets, as well as its ability to manufacture its products. If any such factors were to render the conduct of business in a particular country undesirable or impractical, there could be a material adverse effect on the Company's business, financial condition and results of operations. The Company and its representatives, agents and distributors are also subject to the laws and regulations of foreign jurisdictions in which they operate or in which the Company's products are sold. The regulation of medical devices in a number of jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

        A substantial portion of the Company's sales and expenditures are collected or paid in currencies other than the U.S. dollar. Therefore, the Company's operating results are affected by fluctuations in foreign currency exchange rates. In the first quarter of 1999, the Company had an exchange loss of $105,000 primarily relating to changes in exchange rate between the U.S. dollar, British Pound and the Canadian dollar. The Company does not generally hedge its currency risk, and accordingly there can be no assurance that in the future exchange rate movements will not have a material adverse effect on the Company's sales, gross profit, operating expenses or foreign currency exchange gains and losses.

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

        Uncertain Ability to Manage Growth; Risks Associated with Implementation of New Management Information Systems and Year 2000 Related Problems. The Company has experienced rapid growth in recent years. Continued rapid growth may place significant strain on management, operational infrastructure, working capital and financial and management control systems. Growth in the Company's business has required, and is expected to continue to require, significant personnel management and other infrastructure resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational, financial and management information systems.

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

        In early 1998, the Company's Board of Directors named its Chief Information Officer ("CIO") to head up a compliance project to identify all information technology ("IT"), non-IT systems and third party related issues. The CIO or other appropriate person will make presentations on the Company's compliance program at each Board of Directors meeting until the year 2000. At present, the Company has completed an inventory of all IT and non-IT systems and has assessed the requirements for modifications. The Company believes that correction and testing will be completed by the third quarter of 1999 and implementation by October of 1999. However, there can be no assurance that the Company will be successful in its correction, testing and implementation, or that the Company will not be materially adversely affected by Year 2000 related problems of third parties such as suppliers, service providers and customers. See "-- Management's Discussion and Analysis of Financial Condition and Results of Operation - Year 2000."

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

        Risks of Regulatory Action; Product Liability; Product Recall. The Company's products and manufacturing facilities are subject to stringent regulation by the FDA and by various governmental agencies for the states and localities in which the Company's products are manufactured and/or sold, as well as by governmental agencies in certain foreign countries in which the Company's products are manufactured and/or sold. In addition, the Company has in the past been and continues to be, subject to occasional product liability claims and lawsuits. In the second quarter of 1999, the Company initiated a product recall of certain contact lenses manufactured in late 1998 due to a problem with the package seal on such products. The Company is currently in the process of notifying its customers to whom such products were sold. Although the Company does not expect the cost of such recall to be material, nor is it aware of any material problems caused by such lenses, there can be no assurance that the Company will be able to recall all of these products, or that the Company will not suffer a material adverse consequence as a result of the recall or the use of any such lenses that the Company is not able to recall.

Part II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

The following exhibits are filed herewith:

Exhibit
Number                                  Exhibit Title
------                                  -------------
 11.01   -    Statement regarding computation of net income per share (basic and diluted)
 27.01   -    Financial Data Schedule

         (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the period ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       OCULAR SCIENCES, INC.
                                       (Registrant)



Date: May 12, 1999                     /s/ Gregory E. Lichtwardt
                                       ----------------------------------------
                                       Gregory E. Lichtwardt
                                       Vice President, Finance, Chief
                                       Financial Officer, and Treasurer
                                       (Duly Authorized Officer and Chief
                                       Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                                  Description
------                                  -----------
 11.01   -    Statement regarding computation of net income per share (basic and diluted)
 27.01   -    Financial Data Schedule