Form 10-Q
period 1999-06-30
OCULAR SCIENCES INC /DE/
filed 1999-08-13
CIK 882484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Transition Period from to __

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


As of July 22, 1999, there were 22,900,941 outstanding shares of the Registrant's Common Stock, par value $0.001 per share.

                              OCULAR SCIENCES, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION                                             Page
                                                                            ----
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets -
                  June 30, 1999 and December 31, 1998                        3

                  Condensed Consolidated Statements of Income -
                  Three and Six Months Ended June 30, 1999 and 1998          4

                  Condensed Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1999 and 1998                    5

                  Notes to Condensed Consolidated Financial Statements       6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     8

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                      23

PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              24

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                 24

           SIGNATURES                                                       25

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                              OCULAR SCIENCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                            June 30,    December 31,
                                                                              1999         1998
                                                                           (unaudited)
                                                                            ---------   ------------
ASSETS

Current Assets:
     Cash and cash equivalents                                              $  18,368      $  26,520
     Restricted cash                                                              412            486
     Short-term investments                                                    19,329         19,036
     Accounts receivable, less allowance for sales returns and doubtful
         accounts of $1,799 and $2,085 for 1999 and 1998, respectively         27,047         25,126
     Inventories                                                               13,834         12,460
     Deferred income taxes                                                      4,605          4,638
     Loans to officers and employees                                              188            263
     Prepaid expenses and other current assets                                 11,471          6,495
                                                                            ---------      ---------
              Total Current Assets                                             95,254         95,024

Property and equipment, net                                                    84,056         62,966
Intangible assets, net                                                          6,770          7,216
Long-term investments                                                          14,051         11,207
Other assets                                                                      163            157
                                                                            ---------      ---------
              Total Assets                                                  $ 200,294      $ 176,570
                                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                       $   5,793      $   6,003
     Accrued liabilities                                                       12,225         10,512
     Accrued cooperative merchandise allowances                                 5,787          5,854
     Current portion of long-term debt                                          1,201            929
     Income and other taxes payable                                             3,853          1,148
                                                                            ---------      ---------
                  Total Current Liabilities                                    28,859         24,446
     Deferred income taxes                                                      6,496          6,640
     Long-term debt, less current portion                                       2,070          2,535
                                                                            ---------      ---------
              Total Liabilities                                                37,425         33,621

Stockholders' Equity:
     Common stock, $0.001 par value; 80,000,000
        shares authorized; 22,898,441 and 22,588,118 shares
        issued and outstanding for 1999 and 1998, respectively                     23             23
     Additional paid-in capital                                                80,745         76,741
     Retained earnings                                                         82,696         66,727
     Accumulated other comprehensive income                                      (595)          (542)
                                                                            ---------      ---------
              Total Stockholders' Equity                                      162,869        142,949
                                                                            ---------      ---------
              Total Liabilities and Stockholders' Equity                    $ 200,294      $ 176,570
                                                                            =========      =========



     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                 (In thousands, except share and per share data)


                                                   Three months ended           Six months ended
                                                         June 30,                   June 30,
                                                ------------------------    ------------------------
                                                    1999         1998          1999          1998
                                                ----------    ----------    ----------    ----------
Net sales                                         $ 43,919      $ 38,019      $ 80,928      $ 70,190
Cost of sales                                       15,995        11,685        28,327        21,826
                                                ----------    ----------    ----------    ----------
         Gross profit                               27,924        26,334        52,601        48,364

Selling and marketing expenses                      10,608        10,515        20,619        19,246
General and administrative expenses                  4,803         5,035        10,120         9,544
Research and development expenses                      854           705         1,418         1,462
                                                ----------    ----------    ----------    ----------
         Income from operations                     11,659        10,079        20,444        18,112

Interest expense                                       (64)          (82)         (139)         (164)
Interest income                                        550           684         1,106         1,265
Other expense                                          (49)         (124)         (206)         (307)
                                                ----------    ----------    ----------    ----------
         Income before taxes                        12,096        10,557        21,205        18,906

Income taxes                                        (2,782)       (3,167)       (5,236)       (5,672)
                                                ----------    ----------    ----------    ----------
         Net income                               $  9,314      $  7,390      $ 15,969      $ 13,234
                                                ==========    ==========    ==========    ==========

Net income per share data:

      Net income per share (basic)                   $0.41         $0.33      $   0.70      $   0.60
                                                ==========    ==========    ==========    ==========

      Net income per share (diluted)                 $0.40         $0.32      $   0.68      $   0.57
                                                ==========    ==========    ==========    ==========

      Weighted average common
         shares outstanding                     22,809,644    22,302,477    22,718,704    22,112,282

      Weighted average shares of stock
         options under the treasury
         stock method                              680,141     1,135,606       684,333     1,195,675
                                                ----------    ----------    ----------    ----------

      Total weighted average common
         and dilutive potential common
         shares outstanding                     23,489,785    23,438,083    23,403,037    23,307,957
                                                ==========    ==========    ==========    ==========




     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (In thousands)

                                                                          Six months ended June 30,
                                                                          -------------------------
                                                                             1999          1998
                                                                           --------      --------
Cash flows from operating activities:
     Net income                                                            $ 15,969      $ 13,234
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization                                        3,716         3,063
         Income tax benefits from stock options exercised                     1,839            --
         Allowances for sales returns and doubtful accounts                      46           358
         Provision for excess and obsolete inventory                            640           359
         Provision for damaged and scrap products                               533           385
         Provision for property and equipment                                    --           586
         Exchange loss                                                          185           225
         Deferred income taxes                                                   --          (156)
      Changes in operating assets and liabilities:
         Accounts receivable                                                 (2,138)       (1,678)
         Inventories                                                         (2,804)         (324)
         Other current and non-current assets                                (5,128)       (1,122)
         Accounts payable                                                       (54)        1,524
         Accrued liabilities                                                  1,825         1,290
         Income and other taxes payable                                       2,762         3,469
                                                                           --------      --------

                  Net cash provided by operating activities                  17,391        21,213
                                                                           --------      --------

Cash flows from investing activities:
       Purchase of property and equipment                                   (24,136)      (11,939)
       Purchase of available-for-sale short-term and long-term
            Investments                                                     (15,033)      (14,495)
       Sales and maturities of available-for-sale short-term and long-
            term investments                                                 11,625         3,915
       Payments from (deposits to) restricted cash                               50            (5)
                                                                           --------      --------

                  Net cash used in investing activities                     (27,494)      (22,524)
                                                                           --------      --------

Cash flows from financing activities:
       Repayment of long-term debt                                             (192)         (193)
       Proceeds from secondary public offering of common stock, net              --           143
       Proceeds from issuance of common stock                                 2,165         1,199
                                                                           --------      --------

                  Net cash provided by financing activities                   1,973         1,149

Effect of exchange rate changes on cash and cash equivalents                    (22)         (174)
                                                                           --------      --------

                         Net decrease in cash and cash
                               equivalents                                   (8,152)         (336)

Cash and cash equivalents at beginning of period                             26,520        27,895
                                                                           --------      --------

Cash and cash equivalents at end of period                                 $ 18,368      $ 27,559
                                                                           ========      ========




     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PREPARATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial condition as of June 30, 1999 and the results of its operations for the three and six month periods ended June 30, 1999 and 1998 and its cash flows for the six month period ended June 30, 1999 and 1998. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, including notes thereto, included in the Company's Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - INVENTORIES

         Inventories consisted of the following (in thousands):

                                                    June 30,         December 31,
                                                      1999               1998
                                                     -------         ------------
Raw materials                                        $ 2,062             $ 2,867
Work in process                                          895               1,252
Finished goods                                        10,877               8,341
                                                     -------             -------
                                                     $13,834             $12,460
                                                     =======             =======

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME

           Total comprehensive income for the three months ended June 30, 1999 is $9,244,000, compared with $7,340,000 for the same period a year ago. The total comprehensive income for the six months ended June 30, 1999 is $15,915,000, compared with $13,240,000 for the same period a year ago. Total comprehensive income includes primarily net income, foreign currency translation adjustment and net unrealized gains and losses on investments.

NOTE 4 - LOANS TO OFFICERS AND DIRECTORS

           On April 12 and 13, 1999, the Company loaned $339,000 and $751,000 to Dan Kunst and Greg Lichtwardt, respectively. Mr. Kunst is the Company's Vice President of Sales and Marketing and a director of the Company and Mr. Lichtwardt is the Company's Vice President of Finance, Chief Financial Officer and Treasurer. The loan principal and related interest were repaid to the Company by Mr. Kunst and Mr. Lichtwardt in May 1999. The interest rate on the loans was 8% per year.

NOTE 5 - BANK LINE  OF CREDIT

           On April 27, 1999, the Company amended its credit agreement (the "Amended Credit Agreement"). Under the Amended Credit Agreement, the maturity date of the revolving line of credit was extended by one year to June 30, 2001 and the conversion date of the Ocular Sciences Puerto Rico term loan was extended by six months to October 31, 1999. The term loan facility's negotiated rate option is available only after October 31, 1999. On October 31, 1999, the then outstanding term loan will become payable in twenty-two quarterly installments of $250,000, beginning January 31, 2000, with any balance to be paid on April 30, 2005.

           On June 26, 1999, the credit agreement was amended to lower the ratio requirements on limitations of interest to certain defined assets and current assets to current liabilities.

NOTE 6 - SUBSEQUENT EVENTS

           On July 1, and August 2, 1999, the Company completed two acquisitions in Australia. Both Companies are contact lens distributors selling to Australian eyecare practitioners, both in private practice and in retail optical chains. The purchase price of the first acquisition is 4.1 times the audited net earnings after taxes ("NEAT"), as defined in the agreement, of the new Australian entity for the calendar year 2002. Initial payments totaling approximately U.S. $945,000 was paid in connection with these acquisitions at closing. Both purchases were and will be funded with existing cash and cash equivalents.

           The Company will account for the acquisitions under the purchase method of accounting and accordingly the operating results of both company's will be included in the Company's consolidated financial statements effective the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired will be allocated to goodwill and intangible assets based upon estimates of fair value and will be amortized on a straight-line basis over five to 15 years. Neither of these acquisitions are considered material to the Company's financial statements.

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


RESULTS OF OPERATIONS


Net Sales

                                        Three Months Ended June 30,
                                       -----------------------------
                                           1999             1998           % Change
                                       -----------       -----------       --------
U.S.                                   $31,948,000       $30,320,000          5.4%
As a percentage of net sales                   73%               80%
International                          $11,971,000       $ 7,699,000         55.5%
As a percentage of net sales                   27%               20%
                                       -----------       -----------
Net sales                              $43,919,000       $38,019,000         15.5%

                                        Six Months Ended June 30,
                                       -----------------------------
                                           1999             1998           % Change
                                       -----------       -----------       --------
U.S.                                   $59,993,000       $55,672,000          7.8%
As a percentage of net sles                    74%               79%
International                          $20,935,000       $14,518,000         44.2%
As a percentage of net sales                   26%               21%
                                       -----------       -----------
Net sales                              $80,928,000       $70,190,000         15.3%


         Net sales represents gross sales less allowances for sales returns, trial sets and prompt payment discounts. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. There were three main factors which had an impact on the Company's net sales growth for the three and six-month periods ended June 30, 1998 to 1999: (i) the Company's launch of its lower priced lenses marketed for daily and weekly replacement in Japan, and its lenses marketed for daily replacement in Europe, at the end of the first quarter 1999, (ii) the increase in sales of the Company's lenses marketed for weekly disposable replacement regimens and (iii) the price reductions of the Company's lenses marketed for weekly replacement during the second half of 1998. The price reduction was in response to price changes by the Company's largest competitor, and were offset in part by reductions in cooperative merchandising allowances described in "Selling and Marketing Expenses" below.

         The growth in net sales from the quarter and six months ended June 30, 1998 to the quarter and six months ended June 30, 1999 resulted primarily from increased sales of the Company's lenses marketed for daily and weekly replacement regimens. A significant portion of such growth came from international sales, which grew faster than domestic sales due to the Company's new product launches in Japan and Europe. Additionally, the soft contact lens market is growing faster overseas than in the U.S., where market growth continues to be slow. Unit sales of the Company's lenses marketed for disposable replacement (defined as lenses marketed for monthly, weekly and daily disposable regimen) regimens increased 65.2% from the second quarter of 1998 to the second quarter of 1999 and 57.0% from the six months ended June 30, 1998 to the six months ended June 30, 1999. During the three and six months ended June 30, 1999, 96% of all lenses sold were for use in disposable replacement regimen, compared to 93% and 92% during the same three and six-month periods in 1998, respectively. As a result of the general market decline in the demand of the lenses marketed for annual replacement regimens, unit sales of the Company's lenses in this segment, as expected, decreased 15.7% and 18.6% from the second quarter and six-months ended June 30, 1998 to the same quarter and six-month periods in 1999.

         The Company's overall average selling price decreased from the quarter and six months ended June 30, 1998 to the quarter and six months ended June 30, 1999 primarily as a result of the increase in sales of lenses marketed for daily disposable regimens, which have lower average selling prices, and the 1998 price reductions on the Company's weekly disposable products. *The Company expects that the overall average selling price that it realizes across its products will continue to decline over time, and may decline at a greater rate than in the past, because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens, and (ii) increases in products sold internationally to distributors at prices lower than direct sales prices in the U.S. including the Company's new distributor in Japan. *The Company expects there to be a continued shift in the overall market demand in the U.S. towards more frequent replacement regimens and as a result expects its own sales of lenses marketed for annual replacement regimens to decline accordingly. *The Company is evaluating the introduction of lenses marketed for daily disposable regimen in the U.S. and other international markets in 2000, as well as other new products. *The Company expects that introduction of lenses marketed for daily disposal will result in increased unit and revenue growth due to the more frequent replacement of such lenses, and result in a decrease to its overall average selling price.

Gross Profit

                                       Three Months Ended June 30,
                                       -----------------------------
                                           1999             1998           % Change
                                       -----------       -----------       --------
Gross profit                            $27,924,000        $26,334,000        6.0%
As a percentage of net sales                  63.6%              69.3%


                                         Six Months Ended June 30,
                                       -----------------------------
                                           1999             1998           % Change
                                       -----------       -----------       --------
Gross profit                            $52,601,000        $48,364,000        8.8%
As a percentage of net sales                  65.0%              68.9%


         Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, royalties to third parties and amortization of certain intangible assets. A substantial portion of the Company's cost of sales is fixed and therefore declines as a percentage of net sales as volume increases. The dollar increase in gross profit from the quarter and six months ended June 30, 1998 to the quarter and six months ended June 30, 1999 was due primarily to increased net sales, and to decreases in per unit production costs resulting from the implementation of certain process improvements and increases in manufacturing volume. Gross profit as a percentage of sales in the three and six months ended June 30, 1999 decreased from the comparable periods in 1998 and such percentage for the second quarter of 1999 was also less than was realized for the first quarter of 1999. This reduction in gross profit margin percentage is due to reductions to the Company's average selling prices, as discussed in "Net Sales", which were partially offset by lower production costs. *The Company is in the process of adding new, highly automated production lines at its United Kingdom and Puerto Rico facilities, which are designed to reduce further its per unit cost of production over time. *The Company does not expect significant additional cost reductions, until full implementation of its new highly automated production lines are substantially complete. *As the Company expects that its overall average selling price will continue to decline over time due to product mix shift, as discussed above in "Net Sales", and anticipates higher depreciation, which is a component of cost of sales, as a result of significantly increased investment in property and equipment, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margin percentage. *The Company expects that the ongoing rollout in Japan and Europe of the lower-priced contact lens marketed for daily replacement regimens will result in a further decline to its average selling price, while reductions in costs of sales would likely not reach comparable levels until subsequent periods. *Accordingly, the Company would expect its gross margin percentage to decrease, in the short term, as sales of lower average selling price lenses marketed for daily replacement regimens increase. *As a result, the Company could experience variability in its gross margins. *See "Factors That May Affect Future Results - Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations."

Selling and Marketing Expenses

                                        Three Months Ended June 30,
                                       -----------------------------
                                           1999             1998           % Change
                                       -----------       -----------       --------
Selling and marketing expenses          $10,608,000        $10,515,000        0.9%
As a percentage of net sales                  24.2%              27.7%

                                        Six Months Ended June 30,
                                       -----------------------------
                                           1999             1998           % Change
                                       -----------       -----------       --------
Selling and marketing expenses          $20,619,000        $19,246,000        7.1%
As a percentage of net sales                  25.5%              27.4%


         Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eyecare practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. Such activities may include but are not limited to advertising, in-office promotion, displays and mailings. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. The increase in dollars from the quarter and six months ended June 30, 1998 to the quarter and six months ended June 30, 1999 resulted primarily from increases in expenditures related to promotional programs, the size of the U.S. sales force, and royalties which are due on certain U.K. sales, offset in part by lower cooperative merchandising allowances and diagnostic expenditures. The decrease in selling and marketing expenses as a percentage of net sales was due to decreased cooperative merchandising allowances. Cooperative merchandising allowances were decreased in connection with the Company's product price reductions in the second half of 1998. *The Company believes selling and marketing expenses, particularly cooperative merchandising allowances, will continue to grow in absolute dollars, but will be flat as a percentage of sales through the remainder of the year.

General and Administrative Expenses

                                        Three Months Ended June 30,
                                       -----------------------------
                                           1999             1998           % Change
                                       -----------       -----------       --------
General and administrative expenses       $4,803,000        $5,035,000       (4.6%)
As a percentage of net sales                   10.9%             13.2%


                                        Six Months Ended June 30,
                                       -----------------------------
                                           1999             1998           % Change
                                       -----------       -----------       --------
General and administrative expenses       $10,120,000        $9,544,000        6.0%
As a percentage of net sales                    12.5%             13.6%


           General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative, research and development personnel, professional services, consultants' fees, and non-manufacturing facilities costs. Included in the expense for the second quarter of 1998 is a charge of $586,000 related to a custom-built packaging machine which failed factory acceptance tests and Company specifications. Excluding this charge, general and administrative expenses would have increased in dollars but decreased as a percentage of sales from both the quarter and six months ended June 30, 1998 to the quarter and six months ended June 30, 1999. The dollar increase was due primarily to expenses related to the implementation of the Company's new operating structure in the first quarter of 1999, partially offset by a reduction of the Company's provision for uncollectible accounts in the second quarter of 1999. *The Company believes that if net sales grow, its general and administrative expenses will increase in absolute dollars, but decrease as a percentage of net sales.

Research and Development Expenses

                                        Three Months Ended June 30,
                                       -----------------------------
                                           1999             1998           % Change
                                       -----------       -----------       --------
Research and development expenses       $854,000        $705,000            21.1%
As a percentage of net sales                1.9%            1.9%

                                        Six Months Ended June 30,
                                       -----------------------------
                                           1999             1998           % Change
                                       -----------       -----------       --------
Research and development expenses       $1,418,000        $1,462,000       (3.0%)
As a percentage of net sales                  1.8%              2.1%


           Research and development expenses are comprised primarily of consulting costs for research and development personnel and in-house labor related to process development. The decrease from the six months ended June 30, 1998 to the six months ended June 30, 1999 was due primarily to the fact that the Company completed the research and development phase related to its new automated production technology during the third quarter of 1998. The increase from the quarter ended June 30, 1998 to the quarter ended June 30, 1999 in dollars, was primarily due to expenditures related to new product development and the hiring of a new Vice President of Research and Development in accordance with the Company's initiative to invest in new product development, partially offset by reduced expenses on the automated production technology. *The Company does not believe that the change in research and development expense from the quarter and six months ended June 30, 1998 to the quarter and six months ended June 30, 1999 is indicative of the Company's long-term expense growth rate. *Research and development expenses may fluctuate as the Company hires new employees and increases its focus on new product development.

 Interest and Other Income, Net


                                        Three Months Ended June 30,
                                       -----------------------------
                                           1999             1998           % Change
                                       -----------       -----------       --------
Interest and other income, net         $437,000          $478,000             (8.6%)
As a percentage of net sales               1.0%              1.3%


                                        Six Months Ended June 30,
                                       -----------------------------
                                           1999             1998           % Change
                                       -----------       -----------       --------
Interest and other income, net         $761,000          $794,000           (4.2%)
As a percentage of net sales             1.0%                1.1%

         The decrease in interest and other income, net from the quarter and six months ended June 30, 1998 to the quarter and six months ended June 30, 1999 resulted primarily from a reduction in interest income due to lower interest rates on lower invested balances.

Income Taxes

                                        Three Months Ended June 30,
                                       -----------------------------
                                           1999             1998           % Change
                                       -----------       -----------       --------
Income taxes                            $2,782,000        $3,167,000       (12.2%)
Effective tax rate                           23.0%             30.0%

                                         Six Months Ended June 30,
                                       -----------------------------
                                           1999             1998           % Change
                                       -----------       -----------       --------
Income taxes                           $ 5,236,000       $ 5,672,000       (7.7%)
Effective tax rate                           24.7%             30.0%

         The Company's lower effective tax rate for the quarter and six months ended June 30, 1999 was a result of the implementation of a new corporate structure in March of 1999, which increased the Company's foreign earnings that are taxed at lower tax rates. Additionally, earnings attributable to the Company's Puerto Rican operations are partially exempt from U.S. taxation. *The Company anticipates that it will continue to benefit from the favorable effect of this Puerto Rican partial exemption through 2001, with limited exemption during the transition period from 2002 through 2006, when the benefit will expire under the current provisions of the Internal Revenue Code. *The Company also expects the new corporate structure once fully implemented, to further reduce its effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had a cash and cash equivalents balance of $18.4 million, compared to a cash and cash equivalents balance of $26.5 million at December 31, 1998. The decrease in cash and cash equivalents was primarily attributable to purchases of property and equipment and purchase of short-term and long-term investments. Working capital decreased from $70.6 million at December 31, 1998 to $66.4 million at June 30, 1999. The decrease in working capital was due primarily to the purchase of property and equipment partially offset by increases to other receivables and prepaid expenses. The Company had $33.4 million in short-term and long-term investments as of June 30, 1999, compared to $30.2 million as of December 31, 1998.

         In the first six months of 1999, net cash provided by operating activities of $17.4 million, was derived principally from net income of $16.0 million, adjusted primarily for depreciation and amortization of $3.7 million, income tax benefits from stock options exercised of $1.8 million, and net cash used of $5.5 million from increases in other assets, inventory, accounts receivable, accrued liabilities and income taxes payable.

         Net cash used in investing activities in the first six months of 1999 was $27.5 million. During this period, the Company used $24.1 million to purchase property and equipment, and $3.4 million for net purchases of short-term and long-term investments. *The Company anticipates that capital expenditures will be approximately $27 million for the remainder of 1999 as the Company invests in the implementation of automated production lines at its manufacturing facilities and the development and construction of a new Puerto Rican manufacturing facility. *However, the amount of capital expenditures may increase or decrease, as the Company may accelerate or delay the implementation of the automated production lines based on market conditions and demand for its products. See "Factors That May Affect Future Results - Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations."

         Net cash provided by financing activities in the first six months of 1999 was $2.0 million, an increase of $824,000 from the comparable period in 1998, due primarily to the increase in proceeds from stock option exercises in the first six months of 1999 as compared to the first six months of 1998.

         In addition to cash, cash equivalents and short and long-term investments, the Company has a credit facility with Comerica Bank - California. Under the Comerica Credit Agreement, the Company and its subsidiary Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") can borrow up to an aggregate of $30.0 million. The Comerica Credit Agreement provides for up to $20.0 million of revolving credit loans to the Company and up to $10.0 million of term loans to Ocular Sciences Puerto Rico. Revolving credit borrowings under the Comerica Credit Agreement bear interest at the bank's base rate or at 1.00% to 1.25% above the eurodollar rate, and term loans bear interest at the bank's base rate or at 1.25% to 1.50% above the eurodollar rate, in each case with the applicable margin over the eurodollar rate depending on the Company's ratio of debt to tangible net worth. As of June 30, 1999, there were no revolving credit loans outstanding under the Comerica Credit Agreement and $2.4 million of term loans outstanding with the remaining $7.6 million of term loans available to finance the construction and development of the Company's planned new Puerto Rican manufacturing facility. On April 27, 1999, the Company amended this credit agreement whereby the maturity date was extended by one year and the conversion date of the term loan was extended by six months (see note 5 to the Condensed Consolidated Financial Statements.) The revolving credit loans will be available through June 30, 2001 and the term loan facility provides for advances through October 31, 1999, at which time the principal amount outstanding will become payable over twenty-two quarterly principal installments, with a final maturity date of April 30, 2005. The Company is required to maintain minimum ratios of debt to tangible net worth and of current assets to current liabilities, and a minimum tangible net worth. Borrowings under the Comerica Credit Agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding capital stock of the Company's Barbados and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other's borrowings under the Comerica Credit Agreement.

         *The Company believes that its current cash and cash equivalents, further borrowings available under its credit facilities and its anticipated net cash flow from operations, will be sufficient to meet its anticipated cash needs for working capital, contractual commitments and capital expenditures for the foreseeable future.


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

         In early 1998, the Company's Board of Directors named it's Chief Information Officer ("CIO") to head up a compliance project to identify all information technology ("IT"), non-IT systems and third party related issues. The CIO or other appropriate person made several and will continue to make presentations on the Company's compliance program at future Board of Directors meetings until the year 2000. At present, the Company has completed an inventory of all IT and non-IT systems and has assessed the requirements for modifications and is on target with its planned procedures. The Company believes that correction and testing of all IT and non-IT systems will be completed by the end of the third quarter of 1999, and implementated by November 1999. To date, the Company's expenditures to review and remedy Year 2000 compliance problems have not been material, and the Company does not expect such expenditures to be material in the future.

        The Company is also in the process of replacing its business information control systems with new systems that function properly with respect to dates in the Year 2000 and thereafter. The Company has implemented several of these applications and anticipates implementing the other planned applications by November 1, 1999. Recently, the Company determined that in connection with this implementation, the processing time of its order entry application did not meet expectations and the Company is in the process of determining the need for new computer hardware or additional software modifications. Purchase of new computer hardware is estimated to cost approximately $400,000 to $800,000. *The Company expects to purchase and implement this computer hardware along with certain other software modifications over the next few weeks and believes that such installation will be completed as planned. *The Company expects that, with the new information systems and hardware, the Year 2000 issue will not pose significant operational problems for the Company's computer system, however, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the new information systems and hardware and the Company's inability to install such systems could have a material adverse effect on future results of operations. *The Company does not anticipate any further delays in the implementation of these systems, however the Company is exploring alternatives if the new information systems and hardware cannot be implemented in time. The Company is considering engaging an outside consulting firm to assist in such modification of such current systems and estimates the cost to be less than $500,000.

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

        The Company has not fully determined the extent to which it may be impacted by third parties' systems, which may not be Year 2000-compliant. The Year 2000 computer issue creates risk for the Company from third parties with whom the Company works on business transactions worldwide. Given the Company's significant operations in the United Kingdom and Puerto Rico, the Company may be especially susceptible to Year 2000 problems of third parties in those regions, as well as in the United States. While the Company has received a significant number of representations from its suppliers and service providers that their systems are year 2000 compliant, particularly those deemed to be mission critical, there can be no assurance that the systems of other companies that the Company works with or on which the Company's systems rely will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company.

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

         Intense Competition. The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. The Company's products compete with products offered by a number of larger companies including the Vistakon division of Johnson & Johnson ("Johnson & Johnson"), the Ciba Vision division of Novartis ("Ciba"), Bausch & Lomb, Inc. ("Bausch &Lomb"), Wesley Jessen VisionCare, Inc. ("Wesley Jessen") and The Cooper Companies, Inc. ("Cooper"). Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. Additionally, many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. The Company's largest competitor reduced its U.S. prices during the second quarter of 1998, and further restructured its pricing plan in the fourth quarter of 1998. The Company matched these changes in most respects in the third and fourth quarters of 1998. The Company's competitors could continue to reduce prices to achieve the sales volumes necessary to utilize their capacity, or for other reasons. Price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to either match the competitor's pricing plan or reduce its prices in response. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. In response to competition, the Company may also increase cooperative merchandising allowances or otherwise increase spending, which may adversely affect its business, financial condition and results of operations. The failure of the Company to respond to competitive pressures, and particularly price competition, in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

         The market for contact lenses is shifting from lenses marketed for annual replacement regimens to lenses marketed for weekly and daily disposable replacement regimens. The weekly disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue product produced by Johnson & Johnson. The Company believes that the per unit production costs of Johnson & Johnson and certain of the Company's other competitors are currently lower than those of the Company. The Company has recently introduced a lens marketed for daily disposal in Japan and Europe, and is evaluating the introduction of such a lens in the U.S. The Company's ability to enter and to compete effectively in the daily market will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs. Additionally, over the past few quarters, the growth rate of U.S. market demand has slowed. Should such trend worsen, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company believes that its manufacturing process technology, lens designs and marketing strategies differentiate it from its leading competitors. However, there can be no assurance that competitors will not adopt technologies, lens designs or marketing strategies that are similar to those used by the Company. Any such action by competitors could have a material adverse effect on the Company's business, results of operations and financial condition. In this regard, Cooper's acquisition of Aspect Vision Care Ltd. in December 1997 has given them the ability to market in the U.S. a new line of contact lenses for weekly and monthly replacement regimens that utilize a molding process that is based in part on technology also licensed to and used by the Company. Additionally, Johnson & Johnson has recently introduced a new lens marketed for weekly replacement, referred to as Acuvue 2, which Johnson & Johnson claims has superior comfort and handling than their original Acuvue lens.

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

         To this end, the Company is currently adding new, highly automated production technology at its facilities in the United Kingdom and Puerto Rico to increase its manufacturing capacity and reduce its per unit manufacturing costs. However, there can be no assurance that the Company will be able to implement this automated technology on a timely basis or that the automated technology will operate as efficiently as expected. The Company has encountered delays in implementing the first line of this automated technology and there can be no assurance that it will not encounter significant delays and difficulties in the future. The new production technology will involve processes and equipment with which the Company and its personnel are not experienced. Difficulties experienced by the Company in automating its manufacturing process could impair the Company's ability to reduce its per unit production costs and to compete in the weekly and daily disposable replacement market and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company currently expects that through the end of 2001, it will invest approximately $40.0 million in capital expenditures on automated production lines in the United Kingdom and Puerto Rico and expects to continue to invest in additional automated production lines after this period. The Company intends to finance these capital expenditures with net cash provided by operating activities, existing cash balances and borrowings under its credit facilities.

         The Company is currently experiencing space constraints at its Puerto Rican facility. The Company is in the process of relocating its Puerto Rican manufacturing operations to a substantially larger new facility that has been constructed to the Company's specifications and leased to the Company by the Puerto Rico Industrial Development Company. Relocation costs will be expensed as incurred, however the Company does not expect these costs to be material. The facility will be inspected by the U.S. Food and Drug Administration in order to obtain site approval to make extended wear lenses. The Company currently expects the inspection to be completed in the fall of 1999, with occupancy to be phased in over nine months thereafter. However, there can be no assurance that the Company will receive all necessary approvals, or be able to commence production in the new facility, according to the foregoing schedule.


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


         Fluctuations in Operating Results; Decreasing Average Sales Prices. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors. The Company's quarterly results can be affected significantly by pricing changes by the Company or its competitors, the Company's ability to increase manufacturing capacity efficiently and to reduce per unit manufacturing costs, the time and costs involved in expanding existing distribution channels and establishing new distribution channels, discretionary marketing and promotional expenditures such as cooperative merchandising allowances paid to the Company's customers, timing of the introduction of new products by the Company or its competitors, inventory shortages, timing of regulatory approvals and other factors. The Company's customers generally do not have long-term commitments to purchase products and products are generally shipped as orders are received. Consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which are difficult to forecast. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based on sales forecasts. If sales levels fall below expectations, operating results could be materially adversely affected. In particular, the affect on net income may be proportionately greater than net sales because only a portion of the Company's expenses varies with net sales in the short term. In response to competition, the Company may reduce prices, increase cooperative merchandising allowances or otherwise increase marketing expenditures, and such responses may adversely affect the Company's business, financial condition and results of operations. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. The Company expects that the overall average selling price that it realizes across its products will decline over time because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens, and (ii) increases in products sold internationally through distributors at prices lower than direct sales prices.

         The Company does not expect there to be significant growth in its sales of lenses marketed for annual or monthly replacement. Accordingly, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve or maintain, its gross margins.

         Risks Relating to International Operations; Need to Increase Sales in International Markets. In 1997, 1998 and the second quarter of 1999, the Company's international sales represented approximately 21%, 22% and 27%, respectively, of the Company's net sales. In addition, a substantial portion of the Company's products are manufactured in the United Kingdom. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign consumer preferences, changes in currency exchange rates, longer accounts receivable payment cycles, and foreign tax laws or tariffs. These factors, among others, could materially adversely affect the Company's ability to sell its products in international markets. The regulation of medical devices in a number of jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

         A portion of the Company's sales and expenditures are collected or paid in currencies other than the U.S. dollar. Therefore, the Company's operating results are affected by fluctuations in foreign currency exchange rates. In the second quarter of 1999, the Company had an exchange loss of $80,000 primarily relating to changes in exchange rate between the U.S. dollar, British Pound and the Canadian dollar. The Company does not generally hedge its currency risk, and accordingly there can be no assurance that in the future exchange rate movements will not have a material adverse effect on the Company's sales, gross profit, operating expenses or foreign currency exchange gains and losses.

         The Company's continued growth is dependent on the expansion of international sales of its products. This expansion will involve operations in markets with which the Company is not experienced and there can be no assurance that the Company will be successful in capturing a significant portion of these markets for contact lenses. In many of these markets the Company is dependent on the efforts of distributors, and there can be no assurance that the distributors will be successful or that they will maintain their relationship with the Company. In addition, the Company will not be able to market and sell its products in certain international markets until it obtains regulatory approval. The Company has recently received regulatory approval to have certain of its products sold in Japan and has forecast significant sales in that country. However, the Company's products are new to Japan and there can be no assurance that sales will meet expectations. The failure of the Company to increase its international sales substantially could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company is also in the process of replacing its business information control systems with new systems that are expected to include a number of integrated applications, including order entry, billing and labeling. The new systems will significantly affect many aspects of the Company's business, including its manufacturing, sales and marketing and accounting functions, and the successful implementation and integration of these applications will be important to facilitate future growth. The Company has implemented several of these applications, and anticipates implementing the remaining planned applications by November 1, 1999. Recently, the Company determined that in connection with this implementation, the processing time of its order entry application did not meet expectations and the Company is in the process of determining the need for new computer hardware or additional software modifications. Purchase of new computer hardware is estimated to cost approximately $400,000 to $800,000. The Company expects to purchase and implement this computer hardware, along with certain other software modifications, over the next few weeks and believes that such installation will be completed as planned. However, the Company could experience unanticipated delays in the implementation of the new systems and implementation of the new information systems could cause significant disruption in operations. If the Company is not successful in implementing its new systems or if the Company experiences difficulties in such implementation, the Company could experience problems with the delivery of its products or an adverse impact on its ability to access timely and accurate financial and operating information.

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

        In early 1998, the Company's Board of Directors named its Chief Information Officer ("CIO") to head up a compliance project to identify all information technology ("IT"), non-IT systems and third party related issues. The CIO or other appropriate person made several and will continue to make presentations on the Company's compliance program at future Board of Directors meetings until the year 2000. At present, the Company has completed an inventory of all IT and non-IT systems and has assessed the requirements for modifications and is on target with its planned procedures. The Company believes that correction and testing of all IT and non-IT systems will be completed by the end of the third quarter of 1999, and implementation by November 1999. The Company expects that, with the new information systems and hardware discussed above, the Year 2000 issue will not pose significant operational problems for the Company's computer system, however, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the new information systems and hardware and the Company's inability to install such systems could have a material adverse effect on future results of operations. The Company does not anticipate any further delays in the implementation of these systems, however the Company is exploring alternatives if the new information systems and hardware cannot be implemented in time. The Company is considering engaging an outside consulting firm to assist in such modification of such current systems and estimates the cost to be less than $500,000. However, there can be no assurance that there will not be a delay in, or increased costs associated with the correction, testing and implementation of the new information systems and hardware, or that the Company will not be materially adversely affected by Year 2000 related problems of third parties such as suppliers, service providers and customers. See "-- Management's Discussion and Analysis of Financial Condition and Results of Operation - Year 2000."

        Risk of New Products and Technological Change. The Company does not allocate substantial resources to new product development and has historically leveraged or licensed the technology developments of others. The Company believes that many of its competitors have invested, and will continue to invest, substantial amounts in developing new products and technologies, and there can be no assurance that the Company's competitors do not have or will not develop new products and technologies that could render the Company's products less competitive. For example, Bausch & Lomb has received FDA approval to market a contact lens based on a new polymer for seven day continuous wear, and it has been reported that it will seek approval for longer continuous wear. It has also been reported that Ciba is developing a similar lens. Additionally, certain of the Company's competitors have or are believed to be developing a toric lens marketed for weekly disposal. There can be no assurance that the Company will be able to develop its own technology or utilize technology developed by third parties in order to compete in these products. Any failure by the Company to stay current with its competitors with regard to new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on the Company's business, financial condition and results of operations.

        Risks of Regulatory Action; Product Liability; Product Recall. The Company's products and manufacturing facilities are subject to stringent regulation by the FDA and by various governmental agencies for the states and localities in which the Company's products are manufactured and/or sold, as well as by governmental agencies in certain foreign countries in which the Company's products are manufactured and/or sold. In addition, the Company has in the past been and continues to be, subject to occasional product liability claims and lawsuits. The Company also undertakes product recalls from time to time, and while such recalls have not historically had a material adverse effect on the Company, there can be no assurance that such will not occur in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's annual Meeting of Stockholders, held on May 25, 1999, the stockholders elected the following individuals to the Board of Directors: Edgar
J. Cummins, John D. Fruth, Terence M. Fruth, Norwick B.H. Goodspeed, William R. Grant, Daniel J. Kunst and Francis R. Tunney, Jr.

                                      Votes
-------------------------------------------------------------------------------

    For                                                      Withheld
    ---                                                      --------
20,168,927                                                    176,163


In addition, the following matter was voted upon by the Stockholders:

To approve the increase in the number of Common Stock available for issuance under the Company's 1997 Equity Incentive Plan by 1,000,000 shares from 2,000,000 to a total of 3,000,000 shares.

                                      Votes
-------------------------------------------------------------------------------

    For                   Against                             Abstain
    ---                   -------                             -------
 16,631,959              3,798,657                             14,474


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
 Number                Exhibit Title
-------               -------------
5.01     Amendment Number Two to Amended and Restated Credit
          Agreement among Ocular Sciences, Inc., Ocular Sciences Puerto
         Rico, Inc. and Comerica Bank - California, dated April 27, 1999

5.02     Amendment Number Three to Amended and Restated Credit
         Agreement among Ocular Sciences, Inc., Ocular Sciences Puerto
         Rico, Inc. and Comerica Bank - California, dated June 28, 1999

27.01    Financial Data Schedule



           (b) Reports on Form 8-K

A Form 8-K was filed on June 8, 1999 to report that on May 25, 1999, the Board of Directors of Ocular Sciences, Inc. (the "Company") appointed Wick Goodspeed, currently President of the Company, to the position of Chief Executive Officer and President of the Company. John Fruth will remain Chairman of the Board of Directors of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        OCULAR SCIENCES, INC.
                                        (Registrant)




Date: August 13, 1999                    /s/ Gregory E. Lichtwardt
                                         --------------------------------
                                         Gregory E. Lichtwardt
                                         Vice President, Finance,
                                         Chief Financial Officer, and Treasurer
                                         (Duly Authorized Officer and
                                         Chief Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          EXHIBIT TITLE
-------         -------------
5.01            Amendment Number Two to Amended and Restated Credit Agreement
                among Ocular Sciences, Inc., Ocular Sciences Puerto Rico, Inc.
                and Comerica Bank - California, dated April 27, 1999

5.02 Amendment Number Three to Amended and Restated Credit Agreement among Ocular Sciences, Inc., Ocular Sciences Puerto Rico, Inc.
                and Comerica Bank - California, dated June 28, 1999

27.01           Financial Data Schedule