Form 10-Q
period 1999-09-30
OCULAR SCIENCES INC /DE/
filed 1999-11-15
CIK 882484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the Transition Period from ___________ to ___________.

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



As of October 22, 1999 there were 22,916,331 outstanding shares of the Registrant's Common Stock, par value $0.001 per share.

                              OCULAR SCIENCES, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION                                                        Page
-------------------------------                                                        ----
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets -
               September 30, 1999 and December 31, 1998                                 3

               Condensed Consolidated Statements of Income -
               Three and Nine Months Ended September 30, 1999 and 1998                  4

               Condensed Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1999 and 1998                            5

               Notes to Condensed Consolidated Financial Statements                     6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                 8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                            21

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                             22

          SIGNATURES                                                                   23

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                              OCULAR SCIENCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                            September 30,      December 31,
                                                                                1999              1998
                                                                              ---------         ---------
                                                                             (unaudited)

ASSETS

Current Assets:
    Cash and cash equivalents                                                 $  15,684         $  26,520
    Restricted cash                                                                 434               486
    Short-term investments                                                       27,500            19,036
    Accounts receivable, less allowance for sales returns and doubtful
       accounts of $ 1,981 and $ 2,085 for 1999 and 1998, respectively           31,385            25,126
    Inventories                                                                  14,224            12,460
    Deferred income taxes                                                         4,092             4,638
    Loans to officers and employees                                                 150               263
    Prepaid expenses and other current assets                                     7,883             6,495
                                                                              ---------         ---------
           Total Current Assets                                                 101,352            95,024


Property and equipment, net                                                      92,687            62,966
Intangible assets, net                                                            7,834             7,216
Long-term investments                                                             9,605            11,207
Other assets                                                                        163               157
                                                                              ---------         ---------
           Total Assets                                                       $ 211,641         $ 176,570
                                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                          $   5,750         $   6,003
    Accrued liabilities                                                          13,085            10,512
    Accrued cooperative merchandise allowances                                    7,120             5,854
    Current portion of long-term debt                                             1,206               929
    Deferred income taxes                                                           739                --
    Income and other taxes payable                                                3,628             1,148
                                                                              ---------         ---------
                 Total Current Liabilities                                       31,528            24,446
    Deferred income taxes                                                         4,420             6,640
    Long-term debt, less current portion                                          1,962             2,535
                                                                              ---------         ---------
           Total Liabilities                                                     37,910            33,621




Stockholders' Equity:
    Common stock, $0.001 par value; 80,000,000 shares
       authorized; 22,916,331 and 22,588,118 shares
       issued and outstanding for 1999 and 1998, respectively                        23                23
    Additional paid-in capital                                                   81,164            76,741
    Retained earnings                                                            93,120            66,727
    Accumulated other comprehensive income                                         (576)             (542)
                                                                              ---------         ---------
           Total Stockholders' Equity                                           173,731           142,949
                                                                              ---------         ---------

           Total Liabilities and Stockholders' Equity                         $ 211,641         $ 176,570
                                                                              =========         =========





     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                 (In thousands, except share and per share data)


                                              Three months ended                Nine months ended
                                                 September 30,                     September 30,
                                        -----------------------------     -----------------------------
                                            1999             1998             1999              1998
                                        ------------     ------------     ------------     ------------
Net sales                               $     49,475     $     41,701     $    130,402     $    111,891
Cost of sales                                 17,921           13,053           46,247           34,879
                                        ------------     ------------     ------------     ------------
        Gross profit                          31,554           28,648           84,155           77,012

Selling and marketing expenses                12,139           11,124           32,758           30,370
General and administrative expenses            5,391            5,057           15,511           14,602
Research and development expenses              1,223              386            2,641            1,847
                                        ------------     ------------     ------------     ------------
        Income from operations                12,801           12,081           33,245           30,193

Interest expense                                 (74)             (76)            (213)            (240)
Interest income                                  608              827            1,714            2,092
Other income (expense)                           202             (225)              (4)            (532)
                                        ------------     ------------     ------------     ------------
        Income before taxes                   13,537           12,607           34,742           31,513

Income taxes                                  (3,113)          (3,782)          (8,349)          (9,454)
                                        ------------     ------------     ------------     ------------
        Net income                      $     10,424     $      8,825     $     26,393     $     22,059
                                        ============     ============     ============     ============

Net income per share data:

      Net income per share (basic)      $       0.45     $       0.39     $       1.16     $       0.99
                                        ============     ============     ============     ============

      Net income per share (diluted)    $       0.45     $       0.38     $       1.13     $       0.95
                                        ============     ============     ============     ============

Weighted average common
      shares outstanding                  22,933,623       22,413,359       22,790,938       22,213,744

Weighted average shares of stock
      options under the treasury
      stock method                           420,621          891,136          642,855        1,098,200
                                        ------------     ------------     ------------     ------------
Total weighted average common
      and dilutive potential common
      shares outstanding                  23,354,244       23,304,495       23,433,793       23,311,944
                                        ============     ============     ============     ============




     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (In thousands)

                                                                         Nine months ended September 30,
                                                                         -------------------------------
                                                                               1999         1998
                                                                             --------     --------
Cash flows from operating activities:
    Net income                                                               $ 26,393     $ 22,059
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                           5,880        4,366
        Income tax benefits from stock options exercised                        1,848           --
        Allowances for sales returns and doubtful accounts                        170          922
        Provision for excess and obsolete inventory                               745          823
        Provision for damaged and scrap products                                  576          567
        Provision for property and equipment                                       --          586
        Exchange (gain) loss                                                      (39)         384
        Deferred income taxes                                                    (936)        (156)
      Changes in operating assets and liabilities:
        Accounts receivable                                                    (6,233)      (3,420)
        Inventories                                                            (2,904)        (409)
        Other current and non-current assets                                   (1,409)         567
        Accounts payable                                                         (772)       1,463
        Accrued liabilities                                                     3,587        2,204
        Income and other taxes payable                                          2,503        4,134
                                                                             --------     --------

               Net cash provided by operating activities                       29,409       34,090
                                                                             --------     --------

Cash flows from investing activities:
       Purchase of property and equipment                                     (34,477)     (20,717)
       Purchase of available-for-sale short-term and long-term
            Investments                                                       (26,756)     (23,993)
       Sales and maturities of available-for-sale short-term
         and long-term investments                                             19,510       14,274
       Payment for Australian Acquisition, net of cash acquired                  (497)          --
       Payments from (deposits to) restricted cash                                 47          (10)
                                                                             --------     --------

               Net cash used in investing activities                          (42,173)     (30,446)
                                                                             --------     --------

Cash flows from financing activities:
       Repayment of long-term debt                                               (295)        (288)
       Proceeds from secondary public offering of common stock, net                --          133
       Proceeds from stock options exercised                                    2,208        1,378
                                                                             --------     --------

               Net cash provided by financing activities                        1,913        1,223
                                                                             --------     --------

Effect of exchange rate changes on cash and cash equivalents                       15         (373)
                                                                             --------     --------

               Net (decrease) increase in cash and cash
                 equivalents                                                  (10,836)       4,494

Cash and cash equivalents at beginning of period                               26,520       27,895
                                                                             --------     --------

Cash and cash equivalents at end of period                                   $ 15,684     $ 32,389
                                                                             ========     ========




See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PREPARATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company's financial condition as of September 30, 1999 and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998 and its cash flows for the nine month periods ended September 30, 1999 and 1998. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, including notes thereto, included in the Company's Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

NOTE 2 - INVENTORIES

        Inventories consisted of the following (in thousands):

                                               September 30,          December 31,
                                                    1999                  1998
                                                  -------                -------
Raw materials                                     $ 2,464                $ 2,867
Work in process                                     1,825                  1,252
Finished goods                                      9,935                  8,341
                                                  -------                -------
                                                  $14,224                $12,460
                                                  =======                =======

NOTE 3 - ACCUMULATED OTHER COMPREHENSIVE INCOME

         Total comprehensive income for the three months ended September 30, 1999 is $10,444,000, compared with $8,888,000 for the same period a year ago. The total comprehensive income for the nine months ended September 30, 1999 is $26,359,000, compared with $22,128,000 for the same period a year ago. Total comprehensive income includes net income, foreign currency translation adjustment and net unrealized gains and losses on investments.

NOTE 4 - BANK LINE OF CREDIT

         In the second quarter of 1999, two amendments were made to the credit agreement in order to extend the maturity date of the revolving line of credit by one year to June 30, 2001 and to lower the ratio requirements on limitations of interest to certain defined assets and current assets to current liabilities.

         On October 14, 1999, the Company amended its credit agreement (the "Amended Credit Agreement"). Under the Amended Credit Agreement, the conversion date of the Ocular Sciences Puerto Rico term loan was extended from October 31, 1999 to April 30,

2000. The term loan facility's negotiated rate option is available only after May 1, 2000. On May 1, 2000, the then outstanding term loan will become payable in eighteen quarterly installments of $300,000, beginning July 31, 2000, with any balance to be paid on October 31, 2004.


NOTE 5 - ACQUISITIONS

         On July 1, and August 2, 1999, the Company completed the acquisitions of two companies in Australia. Both Companies are contact lens distributors selling to Australian and New Zealand eyecare practitioners, both in private practice and in retail optical chains. The purchase price of the first acquisition is 4.1 times the audited net earnings after taxes ("NEAT"), as defined in the agreement, of the new Australian entity for the calendar year 2002. The additional payments, if any, will be accounted for as additional goodwill. The Company paid approximately U.S. $497,000 in connection with both of these acquisitions at closing. Additionally, 30,000 stock options were issued in connection with these acquisitions and were valued at approximately $365,000 using the Black-Scholes option-pricing model. These options will vest over five years. Both purchases were and will be funded with existing cash and cash equivalents.

         The Company has accounted for the acquisitions under the purchase method of accounting and accordingly the operating results of both companies are included in the Company's consolidated financial statements effective the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired is allocated to goodwill and will be amortized on a straight-line basis over 15 years. Neither of these acquisitions are considered material to the Company's financial statements.

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

        Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve risks and uncertainties and often depend on assumptions, data or methods that may be incorrect or imprecise. The Company's future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, competition, manufacturing capacity expansion and automation, trade practice litigation, fluctuations in operating results, international operations, the management of growth, new products and technological change, and the other risks detailed in the Company's Form 10-K for the year ended December 31, 1998, and other reports filed with the Securities and Exchange Commission. The Company has identified with a preceding asterisk ("*"), various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "future", "intends", "would", "may" and similar expressions are also intended to identify forward-looking statements. However, the asterisk and these words are not the exclusive means of identifying such statements. In addition, the section labeled "Factors That May Affect Future Results", which has no asterisks for improved readability, consists of numerous forward-looking statements. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Overview

               The Company is maintaining its worldwide strategy to market high-quality contact lenses at competitive prices using a low cost-to-serve operating structure. The contact lens industry and the Company's business are characterized by increasing unit sales and declining average selling prices, resulting primarily from a world-wide shift in demand from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens. According to an industry research firm, unit volumes in the U.S. weekly disposable market grew 5.1% in the third quarter of 1999 as compared to 10.5% in the second quarter of 1999 and low single digit growth in the previous four quarters. The second quarter growth was substantially caused by the introduction of the Acuvue 2 lens by the market share leader, the Vistakon division of Johnson and Johnson, and the resulting shipments of trial sets and consumer advertising. *The Company also has plans to launch new products into this market during the fourth quarter of 1999, including a UV inhibited lens and a new weekly disposable lens for the private practitioner segment. International growth rates continue in excess of the U.S. market, spurred primarily by demand in Japan and Europe for lenses marketed for daily disposability.

Net Sales


                                      Three Months Ended September 30,
                                       ------------------------------
                                           1999              1998          % Change
                                       ------------      ------------        ----
U.S.                                   $ 36,245,000      $ 33,164,000         9.3%
As a percentage of net sales                   73.3%             79.5%
International                          $ 13,230,000      $  8,537,000        55.0%
As a percentage of net sales                   26.7%             20.5%
                                       ------------      ------------        ----
Net sales                              $ 49,475,000      $ 41,701,000        18.6%


                                       Nine Months Ended September 30,
                                       ------------------------------
                                           1999              1998          % Change
                                       ------------      ------------        ----
U.S.                                   $ 96,238,000      $ 88,836,000         8.3%
As a percentage of net sales                   73.8%             79.4%
International                          $ 34,164,000      $ 23,055,000        48.2%
As a percentage of net sales                   26.2%             20.6%
                                       ------------      ------------        ----
Net sales                              $130,402,000      $111,891,000        16.5%



        The majority of the Company's net sales are derived from the sale of lenses marketed for disposable replacement (defined as lenses marketed for monthly, weekly and daily disposable regimen) regimens. In the three and nine-month periods ended September 30, 1999, the sale of the Company's lenses marketed for disposable replacement regimens represented 96.6% and 96.1% of its total unit volume compared to 93.5% and 92.6%, respectively, for the three and nine-month periods ended September 30, 1998. The growth in net sales from the quarter and nine months ended September 30, 1998 to the quarter and nine months ended September 30, 1999 resulted primarily from increased sales of the Company's lenses marketed for daily and weekly replacement regimens. A significant portion of such growth came from international sales, which grew faster than domestic sales due to the Company's new product launches in Japan and Europe. The Company is currently experiencing backorders on certain of its products which has been caused by the delay in the automated production lines. See "Risk Factors - Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

        The Company's overall average selling price decreased 24.1% and 24.0% from the quarter and nine months ended September 30, 1998 to the quarter and nine months ended September 30, 1999 primarily as a result of the increase in sales of lenses marketed for daily disposable regimens, which have lower average selling prices, and the 1998 price reductions on the Company's weekly disposable products. *The Company expects that the overall average selling price that it realizes across its products will continue to decline over time because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens, particularly lenses marketed for daily disposal, and (ii) increases in products sold internationally to distributors at prices lower than direct sales prices in the U.S.

Gross Profit

                                       Three Months Ended September 30,
                                       -------------------------------
                                           1999              1998         % Change
                                       -------------     -------------    --------
Gross profit                           $  31,554,000     $  28,648,000       10.1%
As a percentage of net sales                    63.8%             68.7%

                                       Nine Months Ended September 30,
                                       -------------------------------
                                           1999              1998          % Change
                                       -------------     -------------     --------
Gross profit                           $  84,155,000     $  77,012,000        9.3%
As a percentage of net sales                    64.5%             68.8%



        The dollar increase in gross profit from the quarter and nine months ended September 30, 1998 to the quarter and nine months ended September 30, 1999 was due primarily to increased net sales. Gross profit as a percentage of sales in the three and nine months ended September 30, 1999 decreased from the comparable periods in 1998 due to reductions to the Company's average selling prices, as discussed in "Net Sales", which were partially offset by lower production costs resulting from the implementation of certain process improvements and increases in manufacturing volume. *As the Company expects that its overall average selling price will continue to decline over time due to product and geographic mix shift, as discussed above in "Net Sales", the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margin percentage. *The Company is in the process of adding new, automated production lines at its United Kingdom and Puerto Rico facilities, which are designed to significantly reduce its per unit cost of production over time. *However, the Company expects that the initial production volume from these automated lines will be somewhat limited, and that the full reduction in production cost per unit will not be achieved until these automated lines have been operating 12 to 15 months from FDA validation. *The first of the Company's automated lines is expected to be validated by December 31, 1999. *As a result, the Company believes that the decline in average selling price in the near term will exceed the rate of decline in production cost and accordingly, the Company would expect its gross profit margin percentage to decrease in the short term, as sales of lower average selling price lenses marketed for daily replacement regimens increase.


Selling and Marketing Expenses


                                        Three Months Ended September 30,
                                        -------------------------------
                                             1999             1998         % Change
                                        -------------     -------------       ---
Selling and marketing expenses          $  12,139,000     $  11,124,000       9.1%
As a percentage of net sales                     24.5%             26.7%

                                        Nine Months Ended September 30,
                                        ------------------------------
                                            1999              1998         % Change
                                        -------------     -------------       ---
Selling and marketing expenses          $  32,758,000     $  30,370,000       7.9%
As a percentage of net sales                     25.1%             27.1%



        Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eyecare practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. Such activities may include but are not limited to advertising, in-office promotion, displays and mailings. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. The increase in dollars from the quarter and nine months ended September 30, 1998 to the quarter and nine months ended September 30, 1999 resulted primarily from increases in expenditures related to cooperative merchandising allowances, promotional programs, the size of the U.S. sales force, and royalties which are due on certain U.K. sales, offset in part by lower diagnostic expenditures. The decrease in selling and marketing expenses as a percentage of net sales is due to a reduction in the amount of cooperative merchandising allowances paid on a per unit basis. *The Company believes selling and marketing expenses, particularly cooperative merchandising allowances, will continue to grow in absolute dollars, but will be flat as a percentage of sales through the remainder of the year.


General and Administrative Expenses


                                       Three Months Ended September 30,
                                        -------------------------------
                                            1999              1998         % Change
                                        -------------     -------------    --------
General and administrative expenses     $   5,391,000     $   5,057,000       6.6%
As a percentage of net sales                     10.9%             12.1%


                                        Nine Months Ended September 30,
                                        -------------------------------
                                            1999              1998         % Change
                                        -------------     -------------    --------
General and administrative expenses     $  15,511,000     $  14,602,000       6.2%
As a percentage of net sales                     11.9%             13.1%




        General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative, professional services, consultants' fees, and non-manufacturing facilities costs. The dollar increase was due primarily to general and administrative expenses related to the new Australian subsidiary acquired in July 1999, additional infrastructure related to the U.K. distribution facility and implementation of the Company's new operating structure in the first quarter of 1999. Additionally, included in the expense for the nine months ended September 30, 1998 is a charge of $586,000 related to a custom-built packaging machine which failed factory acceptance tests and Company specifications. *The Company believes that as net sales grow, its general and administrative expenses will increase in absolute dollars, but decrease as a percentage of net sales.

Research and Development Expenses


                                       Three Months Ended September 30,
                                       --------------------------------
                                            1999             1998         % Change
                                        ------------     ------------       -----
Research and development expenses       $  1,223,000     $    386,000       216.8%
As a percentage of net sales                     2.5%             0.9%

                                       Nine Months Ended September 30,
                                       -------------------------------
                                            1999             1998         % Change
                                        ------------     ------------       -----
Research and development expenses       $  2,641,000     $  1,847,000        43.0%
As a percentage of net sales                     2.0%             1.7%




         Research and development expenses are comprised primarily of consulting costs for research and development personnel and in-house labor related to manufacturing process and new product development. The increase from the quarter and nine months ended September 30, 1998 to the quarter and nine months ended September 30, 1999 in dollars, was primarily due to expenditures related to activities in connection with new product development and the hiring of the new Vice President of Research and Development in accordance with the Company's initiative to invest in new product development. *The Company does not believe that the change in research and development expense from the quarter and nine months ended September 30, 1998 to the quarter and nine months ended September 30, 1999 is indicative of the Company's long-term research and development expense growth rate. *Research and development expenses may fluctuate as the Company hires new employees and increases its focus on new product development.


Interest and Other Income (Expense), Net

                                         Three Months Ended September 30,
                                         --------------------------------
                                               1999           1998        % Change
                                            ----------     ----------       ----
Interest and other income (expense), net    $  736,000     $  526,000       39.9%
As a percentage of net sales                       1.5%           1.3%

                                          Nine Months Ended September 30,
                                          -------------------------------
                                               1999           1998        % Change
                                            ----------     ----------       ----
Interest and other income (expense), net    $1,497,000     $1,320,000       13.4%
As a percentage of net sales                       1.1%           1.2%




        The increase in the dollar amount of interest and other income, net from the quarter and nine months ended September 30, 1998 to the quarter and nine months ended September 30, 1999 resulted primarily from increase in foreign currency exchange gains, partially offset by a reduction in interest income due to lower interest rates on lower invested balances.

Income Taxes

                                  Three Months Ended September 30,
                                  --------------------------------
                                      1999                1998           % Change
                                  ------------        ------------       --------
Income taxes                      $  3,113,000        $  3,782,000        -17.7%
Effective tax rate                        23.0%               30.0%


                                  Nine Months Ended September 30,
                                  --------------------------------
                                      1999                1998           % Change
                                  ------------        ------------       --------
Income taxes                      $  8,349,000        $  9,454,000        -11.7%
Effective tax rate                        24.0%               30.0%


        The Company's lower effective tax rate for the quarter and nine months ended September 30, 1999 was primarily a result of the implementation of a new operating structure in March of 1999, which increased the Company's foreign earnings that are taxed at lower tax rates, and other tax strategies. Additionally, earnings attributable to the Company's Puerto Rican operations are partially exempt from U.S. taxation. *The Company anticipates that it will continue to benefit from the favorable effect of this Puerto Rican partial exemption through 2001, with limited exemption during the transition period from 2002 through 2006, when the benefit will expire under the current provisions of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1999, the Company had a cash and cash equivalents balance of $15.7 million, compared to a cash and cash equivalents balance of $26.5 million at December 31, 1998. The decrease in cash and cash equivalents was primarily attributable to purchases of property and equipment and purchase of short-term and long-term investments. Working capital decreased slightly from $70.6 million at December 31, 1998 to $69.8 million at September 30, 1999. The Company had $37.1 million in short-term and long-term investments as of September 30, 1999, compared to $30.2 million as of December 31, 1998.

        In the first nine months of 1999, net cash provided by operating activities of $29.4 million, was derived principally from net income of $26.4 million, adjusted primarily for depreciation and amortization of $5.9 million, income tax benefits from stock options exercised of $1.8 million, offset by net increases in current asset accounts, accrued liabilities and income taxes.

        Net cash used in investing activities in the first nine months of 1999 was $42.2 million. During this period, the Company used $34.5 million to purchase property and equipment, and $7.2 million for net purchases of short-term and long-term investments. *The Company anticipates that capital expenditures will be approximately $17 and $40 million, for the remainder of 1999 and for the 12 months ended December 31, 2000, respectively, as the Company invests in the implementation of automated production lines at its manufacturing facilities and the development and construction of a new Puerto Rican manufacturing facility. *However, the amount of capital expenditures may increase or decrease, as the Company may accelerate or delay the implementation of the automated production lines based on market conditions and demand for its products.

        Net cash provided by financing activities in the first nine months of 1999 was $1.9 million, an increase of $690,000 from the comparable period in 1998, due primarily to the increase in proceeds from stock option exercises in the first nine months of 1999 as compared to the first nine months of 1998.

        In addition to cash, cash equivalents and short and long-term investments, the Company has a credit facility with Comerica Bank - California. Under the Comerica Credit

Agreement, the Company and its subsidiary Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") can borrow up to an aggregate of $30.0 million. The Comerica Credit Agreement provides for up to $20.0 million of revolving credit loans to the Company and up to $10.0 million of term loans to Ocular Sciences Puerto Rico. Revolving credit borrowings under the Comerica Credit Agreement bear interest at the bank's base rate or at 1.00% to 1.25% above the eurodollar rate, and term loans bear interest at the bank's base rate or at 1.25% to 1.50% above the eurodollar rate, in each case with the applicable margin over the eurodollar rate depending on the Company's ratio of debt to tangible net worth. As of September 30, 1999, there were no revolving credit loans outstanding under the Comerica Credit Agreement and $2.4 million of term loans outstanding with the remaining $7.6 million of term loans available to finance the construction and development of the Company's planned new Puerto Rican manufacturing facility. On October 14, 1999, the Company amended this credit agreement whereby the conversion date of the Ocular Sciences Puerto Rico term loan was extended to April 30, 2000. The term loan facility's negotiated rate option is available only after May 1, 2000. On May 1, 2000, the then outstanding term loan will become payable in eighteen quarterly installments of $300,000, beginning July 31, 2000, with any balance to be paid on October 31, 2004 (see note 5 to the Condensed Consolidated Financial Statements.) The Company is required to maintain minimum ratios of debt to tangible net worth and of current assets to current liabilities, and a minimum tangible net worth. Borrowings under the Comerica Credit Agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding capital stock of the Company's Barbados and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other's borrowings under the Comerica Credit Agreement.

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

        The Company's business is dependent on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: business information control systems used by the Company to manufacture and deliver products and services to its customers and manage is business; the internal systems of the Company's customers and suppliers; and non-information technology systems and services used by the Company in the management of its business, such as telephone systems and building systems.

        The Company has successfully completed its conversion to a new business information control system at all but its Canadian subsidiary. In addition to providing enhanced systems applications, this new global business information control system will function properly with respect to dates in the Year 2000 and thereafter. *The Company anticipates that the final implementation at its Canadian subsidiary, will be completed by December 1, 1999.

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

        At present, the Company has completed an inventory of all information technology ("IT") and non-IT systems and believes that correction and testing of all significant IT and non-IT systems is substantially complete. *To date, the Company's expenditures to review and remedy Year 2000 compliance problems have not been material, and the Company does not expect such expenditures to be material in the future. *Continued monitoring of systems and equipment will occur throughout the remainder of 1999.

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

        *The Company believes that its internal operating systems will be Year 2000 compliant before December 31, 1999. *Therefore, the Company believes that the most reasonably likely worst-case scenario will be that one or more of third parties with which the Company has a material business relationship will not have successfully dealt with its Year 2000 issues. *A critical third party failure (such as telecommunication, utilities or financial institutions) could have a material adverse affect on the Company by adversely affecting the Company's ability to manufacture and distribute its products, order and pay for production materials from suppliers and receive orders and payments from customers. *Additionally, Year 2000 problems at customers may result in reduced purchasing by such customers. *It is also possible that one or more of the Company's internal operating systems will not function properly and make it difficult to complete routine tasks, such as accounting and other record keeping duties. *Based on information currently available, the Company does not believe that it will experience any long-term operating systems failures. *However, there can be no assurance of this, and the Company intends to continue to monitor these issues as part of its Year 2000 project and to concentrate its efforts on minimizing their impact.

        *The foregoing discussion of the Company's Year 2000 readiness includes forward-looking statements, including estimates of the time frames and costs for addressing the known Year 2000 issues confronting the Company, and is based on management's current estimates, which were derived using numerous assumptions. *There can be no assurance that these estimates will be achieved, and actual events and results could differ materially from those anticipated. *Specific factors that might cause such material differences include, but are not limited to, the availability of personnel with required remediation skills, the ability of the Company to identify and correct or replace all relevant computer code and other systems affected by the Year 2000 problem, and the success of third parties with whom the Company does business in addressing their Year 2000 issues.

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

        Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations. The Company's success will depend upon its ability to increase its production volume on a timely basis while maintaining product quality and lowering per unit production costs. Manufacturers often encounter difficulties in increasing production volumes, including problems involving delays, quality control and shortages of qualified personnel. The Company is currently operating close to, or in certain cases at, capacity, and while incremental increases in capacity are implemented by the Company in the ordinary course, the Company expects to need more significant increases in capacity in the foreseeable future.

        To this end, the Company is currently adding new, highly automated production technology at its facilities in the United Kingdom and Puerto Rico to increase its manufacturing capacity and reduce its per unit manufacturing costs. However, there can be no assurance that the Company will be able to implement this automated technology on a timely basis or that the automated technology will operate as efficiently as expected. The Company has encountered delays in implementing the first line of this automated technology and there can be no assurance that it will not encounter significant delays and difficulties in the future. These delays have caused the Company difficulties in meeting customer demand in certain of its products and delay of the introduction of new products. Further delays may increase the Company's level of backorders and impact the Company's ability to meet revenue projections. The new production technology will involve processes and equipment with which the Company and its personnel are not experienced. Difficulties experienced by the Company in automating its manufacturing process could impair the Company's ability to reduce its per unit production costs and to compete in the weekly and daily disposable replacement market and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company currently expects that through the end of 2001, it will invest approximately $40 million in capital expenditures on automated production lines in the United Kingdom and Puerto Rico and expects to continue to invest in additional automated production lines after this period. The Company intends to finance these capital expenditures with net cash provided by operating activities, existing cash balances and borrowings under its credit facilities.

        The Company is currently experiencing space constraints at its Puerto Rican facility. The Company is in the process of relocating its Puerto Rican manufacturing operations to a substantially larger new facility that has been constructed to the Company's specifications and leased to the Company by the Puerto Rico Industrial Development Company. Relocation costs will be expensed as incurred, however the Company does not expect these costs to be material. The facility will be inspected by the U.S. Food and Drug Administration in order to obtain site approval to make extended wear lenses. The Company currently expects the inspection to be completed in the fourth quarter of 1999, with occupancy to be phased in over nine months thereafter. However, there can be no assurance that the Company will receive all necessary approvals, or be able to commence production in the new facility, according to the foregoing schedule.

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

        Risks Relating to International Operations; Need to Increase Sales in International Markets. In 1997, 1998 and the third quarter of 1999, the Company's international sales represented approximately 21%, 22% and 27%, respectively, of the Company's net sales. In addition, a substantial portion of the Company's products are manufactured in the United Kingdom. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign consumer preferences, changes in currency exchange rates, longer accounts receivable payment cycles, and foreign tax laws or tariffs. These factors, among others, could materially adversely affect the Company's ability to sell its products in international markets. The regulation of medical devices in a number of jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

        A portion of the Company's sales and expenditures are collected or paid in currencies other than the U.S. dollar. Therefore, the Company's operating results are affected by fluctuations in foreign currency exchange rates. In the third quarter and nine-months ended September 30, 1999, the Company had an exchange gain of $224,000 and $39,000, respectively, primarily relating to changes in exchange rate between the U.S. dollar, British Pound and the Canadian dollar. The Company does not generally hedge its currency risk, and accordingly there can be no assurance that in the future exchange rate movements will not have a material adverse effect on the Company's sales, gross profit, operating expenses or foreign currency exchange gains and losses.

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

        The Company's business is dependent on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: business information control systems used by the Company to manufacture and deliver products and services to its customers and manage is business; the internal systems of the Company's customers and suppliers; and non-information technology systems and services used by the Company in the management of its business, such as telephone systems and building systems.

        The Company has successfully completed its conversion to a new business information control system at all but its Canadian subsidiary. In addition to providing enhanced systems applications, this new global business information control system will function properly with respect to dates in the Year 2000 and thereafter. The Company anticipates that the final implementation at its Canadian subsidiary, will be completed by December 1, 1999. However, the Company could experience unanticipated delays in the implementation of the remaining system in Canada, which could cause significant disruption in that subsidiary's operation and have an adverse impact on the Company's ability to access timely and accurate consolidated financial and operating information.

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

        At present, the Company has completed an inventory of all IT and non-IT systems and believes that correction and testing of all significant IT and non-IT systems is substantially complete. However, there can be no assurance that the Company has identified all of the potential problem areas related to the Year 2000 issue and that failure to do so may have an adverse effect on the Company. See "-- Management's Discussion and Analysis of Financial Condition and Results of Operation - Year 2000."

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

The following exhibits are filed herewith:

Exhibit
Number                                      Exhibit Title
-------                                     -------------
5.01     -     Amendment Number Four to Amended and Restated Credit Agreement  among
               Ocular Sciences, Inc., Ocular Sciences Puerto Rico, Inc. and Comerica Bank -
               California, dated October 14, 1999

5.02     -     Inter-Company Loan Agreement among Ocular Sciences, Inc., and Precision Lens
               Manufacturing and Technology, Inc., dated March 1, 1999

21.01    -     List of Subsidiaries

27.01    -     Financial Data Schedule

          (b) Reports on Form 8-K

The Company did not file a report on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    OCULAR SCIENCES, INC.
                                    (Registrant)




Date: November 15, 1999       /s/ Gregory E. Lichtwardt
                              -----------------------------------
                              Gregory E. Lichtwardt
                              Vice President, Finance,
                              Chief Financial Officer, and Treasurer
                              (Duly Authorized Officer and Chief
                              Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                      Exhibit Title
-------                                     -------------
5.01     -     Amendment Number Four to Amended and Restated Credit Agreement  among
               Ocular Sciences, Inc., Ocular Sciences Puerto Rico, Inc. and Comerica Bank -
               California, dated October 14, 1999

5.02     -     Inter-Company Loan Agreement among Ocular Sciences, Inc., and Precision Lens
               Manufacturing and Technology, Inc., dated March 1, 1999

21.01    -     List of Subsidiaries

27.01    -     Financial Data Schedule