Form 10-K405
period 1999-12-31
OCULAR SCIENCES INC /DE/
filed 2000-03-30
CIK 882484

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999;

        OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant's Common Stock on March 1, 2000 ($14.4375) as reported on the Nasdaq National Market was $245,740,600.88

     As of March 1, 2000, Registrant had outstanding 22,996,495 shares of Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             OCULAR SCIENCES, INC.

                                 1999 FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   26
Item 3.   Legal Proceedings...........................................   27
Item 4.   Submission of Matters to a Vote of Security Holders.........   27

PART II
Item 5.   Market for the Registrant's Common Equity and Related Stock
          Holder Matters..............................................   28
Item 6.   Selected Consolidated Financial Data........................   29
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................   30
Item      Quantitative and Qualitative Disclosures About Market
  7A .    Risk........................................................   39
Item 8.   Financial Statements and Supplementary Data.................   40
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   64

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   64
Item 11.  Executive Compensation......................................   67
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   71
Item 13.  Certain Relationships and Related Transactions..............   72

PART IV
Item 14.  Exhibits, Financial Statement Schedule and Reports on Form
          8-K.........................................................   74
Signatures............................................................   78
Index to Exhibits.....................................................   81

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

                                     PART I

ITEM 1. BUSINESS

     Ocular Sciences, Inc. (the "Company") is a growing manufacturer and marketer of soft contact lenses. The Company manufactures a broad line of soft contact lenses marketed for annual and disposable replacement regimens. The Company believes that its lens designs provide wearers with a higher level of comfort and greater ease of handling than those of its leading competitors. The Company's manufacturing technologies permit consistent, cost-effective reproduction of these designs, allowing the Company to offer its lenses at competitive prices. In addition, the Company has implemented marketing strategies designed to assist eyecare practitioners, both in independent practice and in retail chains, in retaining their patients and monitoring their patients' ocular health. These strategies provide a significant incentive for practitioners to prescribe the Company's lenses. Furthermore, the Company has continuously focused on lowering its non-manufacturing costs, or "cost-to-serve," enabling it to increase its profitability and its flexibility to reduce prices. To minimize its cost-to-serve, the Company utilizes a telemarketing sales force and directs its marketing efforts toward eyecare practitioners rather than consumers.

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

     Over the last five years, the Company has established itself as a leader in the spherical annual replacement segment of the United States market with a market share estimated at approximately 20% in the fourth quarter of 1999, based on unit sales. Since its introduction of lenses marketed for weekly disposable replacement regimens in 1993, the Company has steadily increased its share of this growing market, reaching approximately 19% of total unit sales in the United States during the fourth quarter of 1999, based on data published by the Contact Lens Institute, an industry trade organization. The Company's overall unit sales have increased at a compound annual growth rate of approximately 51% from 1995 to 1999, primarily due to increased sales of its lenses marketed for weekly disposable replacement regimens. During the same period, while the overall average selling prices of all of the Company's lenses declined approximately 49%, the Company reduced its per unit production costs by approximately 45% by spreading its relatively fixed manufacturing costs over higher production volumes, and by improving its manufacturing and packaging processes. In addition, from 1995 to 1999, the Company has leveraged its low "cost-to-serve" business model to lower operating expenses on a per-unit basis by approximately 61%. As a result, from 1995 to 1999, the Company's net sales and operating income have increased at compound annual growth rates of approximately 27% and 32%, respectively, while its operating margins have improved from 22.4% to 26.0%.

INDUSTRY OVERVIEW

     The soft contact lens industry is characterized by increasing lens consumption, declining unit prices and intense competition among the eyecare practitioners and retail chains that fit, prescribe and sell contact lenses. Industry analysts estimate that approximately 50% of the world's population needs some type of vision correction. In the United States alone, over 135 million people require some form of vision correction. Approximately 27 million people in the United States, or 20% of those requiring vision correction, wear contact lenses according to estimates by industry analysts, making the United States the world's largest market for contact lenses. While contact lenses have been available for decades, the advent of soft lenses in 1971 changed the industry substantially and stimulated significant penetration of the eyeglass market by dramatically reducing the discomfort of earlier rigid lenses.

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

     Largely as a result of this increased frequency of lens replacement, the number of soft contact lenses sold in the United States has increased at a compound annual growth rate of approximately 15% from 1995 through 1999, according to the Contact Lens Institute. This increase in unit sales has provided increased manufacturing economies of scale that, together with increased competition in distribution channels, has led to significant reductions in average retail prices per unit. The Company believes that this, in turn, has led to further increases in lens consumption. Despite the decline in per unit prices, as wearers switch to more frequent replacement regimens, their annual expenditures for lenses increase. For example, the Company's annual sales are from four to seven times higher for a wearer following a bi-weekly replacement regimen than they are for a wearer following an annual replacement regimen. As a result, total dollar sales of contact lenses in the U.S. have increased at a compound annual growth rate of approximately 7% per year from 1995 through 1999. The Company believes that the United States market for contact lenses will continue to grow, although at a slower rate, as wearers continue to shift towards more frequent lens replacement regimens. In addition, according to industry studies, while the United States and Canadian market represented approximately 50% of worldwide contact lens unit sales volumes in 1996, market growth rates outside of North America now exceed those in North America. The Company believes that international contact lens sales will continue to increase as low-priced contact lenses become increasingly available in many international markets.

     Most contact lenses are purchased from optometrists, either in private practice or in retail chains, and from ophthalmologists in private practice. The Company believes that the eyecare profession suffers from a surplus of eyecare practitioners and the resulting competitive pressure has been exacerbated by the increased prevalence of retail optical chains and mass merchandisers that provide eyecare services. Eyecare practitioners in retail chains offer services and products similar to those provided by practitioners in private practice but offer longer hours in more convenient locations, such as shopping malls and other high-traffic areas. Retail chains generally require higher patient volumes and accordingly rely heavily on consumer advertising and promotional pricing to generate sales. Consequently, the Company believes that competition to acquire and retain patients has intensified.

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

     While the introduction of disposable lens replacement regimens has led to growth in the contact lens market, it has placed additional competitive pressure on practitioners. Traditionally, patients purchased new lenses annually in connection with their eye examinations. Today, a patient is still required to see an eyecare practitioner initially to be fitted for contact lenses and to receive a prescription. After the initial fitting, however, while the patient may see the practitioner annually to monitor eye health, he or she may purchase new contact lenses to refill the prescription three or four times per year. Most patients select contact lenses based on the recommendation of their eyecare practitioners, and accordingly practitioners have significant influence in determining the brands of contact lenses worn by their patients. In addition, because contact lens prescriptions are generally brand-specific, patients typically continue to purchase the same brand for their prescription refills. However, the prescribing practitioner risks losing the recurring sales represented by prescription refills as nationally advertised lens brands are available through virtually every possible channel of distribution, including mail-order companies and pharmacies.

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

     Expand Internationally. The Company believes that many international markets for soft contact lenses will grow at faster rates than the United States market and that this growth will be driven by increased availability of low-priced lenses marketed for disposable replacement regimens in developed markets such as Europe, Japan and Canada and by increased disposable income in emerging markets in Asia and Latin America. However, many markets outside the United States do not have the level of demand necessary for local manufacturers to achieve the economies of scale required for low-cost lens production. Consistent with its strategy of minimizing cost-to-serve, the Company's primary international growth strategy has been to establish strategic distribution and marketing relationships with regional optical companies, such as the contact lens division of Carl Zeiss Company ("Zeiss") in Europe and Seiko Contactlens, Inc. ("Seiko") in Japan, to capitalize on their existing market presence, customer relationships and local infrastructure. The Company has also established distribution relationships with other soft contact lens distributors in a number of other countries throughout the world. In 1999, the Company acquired two optical goods distributors in Australia, one of which was the Company's pre-existing distributor. As such, the Company now has direct sales forces in the United Kingdom, Canada and Australia and believes that its future growth in international markets will come from a combination of direct sales presence and utilizing strategic distributor arrangements.

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

     Emphasize Low-Cost Efficient Manufacturing. With the growth of the high-volume disposable market segment, low-cost, scaleable manufacturing has become increasingly important. The Company's dry cast molding technology allows it to manufacture high-quality lenses efficiently. As a result, the Company has been able to reduce its per unit production costs by approximately 45% over the last five years while increasing its production volumes by approximately 318%. The Company is currently implementing highly automated production lines in its U.K. manufacturing facility and has expanded its Puerto Rican manufacturing operations to include a substantially larger new facility in 1999, which is expected to also include these highly automated production lines, in the 2000 - 2001 time period. The Company believes that the increased unit volumes resulting from the growing disposable replacement market and this continued investment in automation and capacity will enable it to further reduce per unit production costs and increase production volumes.

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

     The Company's contact lenses are made from flexible polymers containing 38%, 55% or 60% water. The Company offers different brands for different replacement regimens, from weekly and monthly replacement (and recently daily replacement in Japan and in Europe) to annual replacement. A wearer's replacement regimen is generally based on the recommendation of his or her eyecare practitioner, who typically prescribes a lens brand targeted to that regimen and who advises the wearer on the appropriate lens care procedures for that regimen. However, the wearer may actually replace his or her lenses on a more or less frequent basis. Given the basic functional similarity of lenses marketed for different replacement regimens, many of the Company's lenses marketed for annual and disposable replacement regimens are made from the same or similar polymers and have the same or similar design specifications. Most of the Company's lenses contain a light blue bulk-applied visibility tint that enables the wearer to see and handle the lenses more easily, although some of the Company's more expensive lenses marketed for annual replacement contain a more expensive, individually applied masked tint that improves handling and is less noticeable in the eye, and some of the Company's lenses are untinted. In addition, some of the Company's lenses marketed in Europe contain an ultraviolet absorber and the Company launched this lens in the U.S. in the fourth quarter of 1999. The Company's lenses marketed for disposable and annual replacement regimens are generally packaged in different quantities and priced differently. See "-- Risk Factors -- Risk of Trade Practice Litigation; Changes in Trade Practices."

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

  Disposable Replacement Regimens

     Lenses marketed for disposable replacement regimens accounted for 96.3% of the Company's unit volume in 1999.

     Weekly Replacement Regimens. The Company entered the growing weekly disposable segment of the soft contact lens market with a 38% water content lens in September 1993. The Company's introduction of a 55% water content lens in the first quarter of 1995 provided a product directly competitive with the market leader, Acuvue, which was the first soft contact lens to be marketed broadly in the United States for weekly replacement. These lenses are marketed for replacement every one to two weeks. The Company believes that its 55% water lenses marketed for weekly replacement can provide handling and comfort superior to that provided by Acuvue, at a competitive price. The design and water content of the 55% water lens permit a high level of oxygen transmissibility and provide increased comfort for overnight wear. A May 1998 independent study comparing the Company's 55% water lens marketed for weekly replacement to a wide variety of competing contact lens brands, including Acuvue, found that a substantial majority of the 289 patients studied preferred the Company's lens for ease of use and comfort. This study reported that overall, 86% of these patients preferred the Company's lens over their habitual lens. In mid-1999, Johnson & Johnson introduced the Acuvue 2 lens (which is marketed in addition to the Acuvue lens), a 20% thicker lens which exhibits improved handling characteristics as compared to the Acuvue lens but also results in a 20% reduction in oxygen transmission to the cornea. The Company believes that its lenses marketed for weekly replacement regimens have demonstrated strong market acceptance, gaining U.S. market share steadily since their introduction and representing approximately 20% of total unit sales in the weekly disposable market segment in the United States in the fourth quarter of 1999. The Company sells its lenses marketed for weekly disposal to independent practitioners under the Hydron Biomedics and certain other private label brands and to retail chains under the UltraFlex 7/14 brand and private label brands. The Company packages its lenses for weekly replacement in boxes, each containing six identical blister-packed lenses. In January 2000, the Company introduced the Hydrogenics 60 UV, a new lens marketed for weekly replacement regimens, which will be sold only to independent practitioners. The Company believes this new product will further enhance the Company's branding strategy by segmenting the distribution channels with dedicated products.

     Monthly Replacement Regimens (Planned Replacement Lenses). The Company's lenses marketed for monthly replacement regimens are sold under the Hydron ProActive 55, Edge III ProActive, UltraFlex,

SmartChoice and private label brands. These lenses are marketed for replacement every one to three months. This replacement regimen provides a lower cost alternative to weekly replacement.

     Daily Replacement Regimens (Recently Introduced). In the first quarter of 1999, the Company introduced a low-priced lens to be marketed for daily replacement in Japan and Europe. The product is packaged in boxes of 30 or more lenses. The Company believes that there may be substantial demand for the convenience of a lens for single-day wear. However, the Company believes that the level of demand for lenses marketed for daily disposal is still uncertain. Certain of the Company's competitors, including the Vistakon division of Johnson & Johnson ("Johnson & Johnson") and, more recently, the Ciba Vision division of Novartis ("Ciba") and Bausch & Lomb, Inc. ("Bausch & Lomb"), have introduced, and certain others plan to introduce, lower-priced lenses marketed for daily replacement in the United States. The Company intends to evaluate the market response to competitors' offerings, as well as the response to its own lenses marketed for daily disposal in Europe and Japan, before introducing its own lens marketed for daily disposal in the United States. In addition, because of the substantially greater volume requirements and lower selling prices that the Company believes will be required to support daily replacement, the Company does not intend to offer lenses for this replacement regimen in the United States until it has significantly increased its manufacturing capacity and decreased its per unit production costs. See "-- Risk Factors -- Intense Competition" and "-- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

  Annual Replacement Regimens

     The Company is a leading provider of soft lenses marketed for annual replacement regimens in the United States. Lenses marketed for annual replacement regimens accounted for 3.4% of the Company's unit volume in 1999. These lenses must be cleaned nightly, with an additional weekly enzymatic cleaning to reduce protein accumulation. Patients generally wear these lenses until they become dirty or uncomfortable (usually a year for 38% water products and about nine months for 55% water products). The Company markets its lenses for annual replacement regimens primarily under three brand names, Edge III, UltraFlex and Hydron. These product lines include a number of lens designs to allow practitioners to choose the lens that best meets their patients' needs. Under both the Edge III and UltraFlex brands, the Company offers a low-priced, daily-wear product, a thinner product, a product that is both thinner and larger in diameter and a product that may be utilized as an extended-wear lens. The Company packages its lenses marketed for annual replacement regimens in single-lens vials or blister packs.

  Specialty Lenses

     Specialty lenses accounted for less than 1.0% of the Company's unit volume in 1999. Toric lenses are designed to correct vision for people with astigmatism, which is characterized by an irregularly shaped cornea. The Company offers daily-wear toric lenses under the Ultra T brand that are manufactured for the Company by a third party. The Company plans to launch a weekly disposable toric lens in 2001. Bifocal contact lenses can help to correct presbyopia, or age-related difficulty in focusing on near objects. The Company offers daily-wear bifocal lenses under the Echelon brand that are cast-molded by the Company. In addition, the Company produces its Versa-Scribe tinted lenses, sold in blue, aqua and green, to enhance the color of the eye.

SALES AND MARKETING

     The Company's products are sold worldwide, by its 74-person sales force (as of December 31, 1999). In order to maintain a low cost-to-serve, the Company has utilized an inside sales force since its inception in its South San Francisco and United Kingdom facilities, which consisted of 49 inside sales personnel (as of December 31, 1999). This inside sales force relies on telemarketing to sell the Company's products to practitioners, both in independent practice and retail chains. With over 40,000 practitioners in the United States, the Company believes that this market can be reached effectively and frequently through telemarketing, mailings, trade journals and trade shows, at a relatively low cost. The Company's inside sales personnel can make presentations to a significantly greater number of practitioners per day than the traditional field sales representatives used by the Company's principal competitors, at a lower annual cost per salesperson. The

Company believes that this sales efficiency provides it with a competitive advantage and contributes to its low cost-to-serve. For larger national accounts, senior management also frequently makes outside sales calls.

     In recruiting its sales personnel, the Company seeks well-educated candidates who it believes will be capable of both discussing technical information and developing relationships with practitioners. As part of a continuing effort to ensure the motivation, professionalism and effectiveness of its sales representatives, the Company provides each sales representative with substantial training in a program that was developed by the Company and has been used since its inception. This program typically includes two weeks of initial training and at least two hours a week of continuing instruction. This training emphasizes telemarketing, the development of personal relationships with customers and the technical aspects of contact lens fitting and design. The Company's current sales representatives average approximately three years with the Company, providing a level of experience that the Company believes enables them to work effectively with optometrists and ophthalmologists. Each salesperson is assisted by a computer database that maintains each practitioner's profile, monitors ongoing activities and orders, allows sales personnel to enter information for follow-up calls and highlights dates for return calls.

     The Company also utilizes distributors that resell the Company's contact lenses primarily to independent practitioners. In 1999, sales through distributors represented approximately 15% of the Company's United States sales and a substantial majority of its international sales. The Company believes that by using distributors, it increases the availability of its lenses to many practitioners who prefer to utilize a single source for several brands of lenses and manages the costs involved in numerous small orders. In addition, the Company utilizes advertising targeted to practitioners, such as direct-mail and advertisements in professional journals, to generate leads for its inside sales force. The Company also provides customers with merchandising allowances and has developed a variety of promotional programs to offer lenses at significantly reduced prices in order to encourage trial of its products.

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

     In 1999, the Company sold its products to approximately 15,000 independent practitioner accounts and approximately 90 retail chains. The Company's customers in each of the past three years have included 18 of the top 20 United States optical retailers. 15 of these top 20 U.S. retailers, as well as key international corporate accounts that have selected the Company's lenses for their private label. America's Best Contacts and Eyeglasses, Inc., and its affiliates, accounted for approximately 10% of the Company's net sales in 1999, and the Company's ten largest customers in 1999 represented approximately 30% of the Company's net sales in that year.

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

          Europe. To expand its penetration of this growing market, the Company has developed strategic partnerships with a number of regional and local contact lens distributors including Carl Zeiss. In this relationship, Zeiss sells the Company's contact lenses marketed for disposable replacement regimens under its brand names on a non-exclusive basis throughout Europe. The Company also currently has distribution relationships in Europe and the Middle East serving a number of countries, as well as an inside sales organization based in Southampton, England that uses telemarketing and other sales methods in the United Kingdom similar to those used by the Company in the United States.

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

          Asia Pacific Region. The Company believes that the growth of unit sales in this market will be driven primarily by sales of contact lenses marketed for disposable replacement regimens, particularly in Japan. Unit sales of lenses marketed for annual replacement regimens in East Asia are also expected to grow at a faster rate than in North America or Europe due to comparatively low levels of consumer disposable income. To capitalize on expected growth in the Japanese market, the Company has formed a strategic distribution relationship with Seiko, which is responsible for obtaining local regulatory approvals and distributes the Company's lenses to Japanese eyecare practitioners through its network of approximately 45 direct sales representatives. In early 1999, Seiko received Japanese government approval to sell certain of the Company's contact lenses marketed for disposable replacement regimens in Japan. The Company has also established distribution relationships with other soft contact lens distributors in a number of countries in the Asian market. In 1999, the Company acquired two optical goods distributors in Australia, one of which was the Company's pre-existing distributor.

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

     The Company maintains its primary warehouse and distribution facilities in South San Francisco, California; Romsey, United Kingdom; and Markham, Ontario. The largest and most sophisticated of these distribution centers is the South San Francisco location, which primarily serves customers in the United States and Latin America. Customers in Europe and Asia are primarily served from the Romsey, United Kingdom facility and customers in Canada are primarily served from the Markham, Ontario facility. Lenses are labeled and boxed at the distribution center based on actual and anticipated customer orders. In 1999, an average of approximately 3,178 orders were placed daily at the South San Francisco facility from customers in North and Latin America and downloaded to the distribution center for picking and shipping.

     To further reduce its cost-to-serve and improve customer service, the Company has implemented a highly computerized and automated retrieval system at its South San Francisco facility. This system incorporates advanced handling processes such as automatic dispensing, automated conveyors and radio frequency dispatch. These processes are integrated by software that, in turn, is integrated into the Company's order entry system, allowing orders to be downloaded, stocking locations determined and fulfillment instructions delivered automatically. The Company implemented a similar system in the United Kingdom in 1999.

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

     The Company believes that dry cast molding is a highly scaleable process, which makes it well suited to address the high-volume requirements of the growing disposable replacement market. Using this technology, the Company has been able to increase production volumes by approximately 318% from 1995 to 1999. The disposable replacement market, however, is relatively price-sensitive, and lenses marketed for disposable replacement regimens generally have significantly lower selling prices than lenses marketed for annual replacement regimens. The Company believes that its ability to compete effectively in this growing market will depend on its ability to continue to reduce its per unit production costs while increasing manufacturing capacity and maintaining the high quality of its products.

     The Company believes that reducing its manufacturing costs requires increased automation to further improve manufacturing efficiencies and yields, improved packaging designs that utilize lower cost materials and larger production volumes to take advantage of economies of scale. While the Company has implemented a number of cost reduction measures, such as blister packaging, hot water extraction, automatic demolding and in-monomer tinting over the past several years, the most significant improvements are expected to come from the ongoing implementation of additional production lines incorporating a new automated process based on the Company's current dry cast molding technology. The first automated dry line has been installed and validated in the UK and is currently producing product for sale. Installation and validation of the first automated wet processing line was completed in January 2000, and is now producing commercial product. The second dry line is currently undergoing the final stages of validation and has produced commercial product during the first quarter of 2000. It is anticipated that approximately a year will be required to fully optimize these lines before expected yields and production levels will be achieved. During the year, the Company has expanded its Puerto Rican manufacturing facility and completed the construction of a new 119,000 square feet manufacturing facility in Juana Diaz in Puerto Rico. This facility received FDA approval in December 1999, and commercial production of product for the U.S. also commenced in December 1999. The Company will be manufacturing products in both facilities in Santa Isabel and Juana Diaz for the forseeable future.

     The Company anticipates installing additional automated lines in both the United Kingdom and Puerto Rico. The Company believes that, as the new automated lines are implemented and their production volumes increased, they will reduce significantly the labor content of production as well as unit packaging costs while increasing yields and efficiencies through improved controls and consistency of environment. The Company believes that the automated production lines will be capable of manufacturing considerably greater volumes while occupying less space than the Company's existing lines. The Company currently expects that from the beginning of 2000 through the end of 2001, it will invest approximately $46.8 million in capital expenditures on these automated production lines, and the Company expects to continue to invest in additional automated production lines after this period. See "-- Risk
Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

     As of December 31, 1999, the Company had order backlogs totaling approximately $4.5 million for certain of its products, including lenses for disposable replacement regimens. These backorders resulted primarily from customer demand for certain products being in excess of the Company's inventory and short-term production capabilities as well as the Company's delay in receiving FDA approval for the new manufacturing facility in Puerto Rico. See "-- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

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

INFORMATION SYSTEMS

     The Company believes that its information systems are an integral component of its strategy to minimize its cost-to-serve and improve customer service. The Company successfully completed its final phase of its worldwide conversion to a new business information system on December 1, 1999. The new systems affect many aspects of the Company's business, including its manufacturing, sales and marketing, distribution and accounting functions. The integration of these applications is important to facilitate future growth. Worldwide applications for forecasting and demand management, purchasing, accounts payable, general ledger and labeling were completed in 1998, with order processing, accounts receivable, and telemarketing implemented at the end of 1999. See "-- Risk Factors -- Uncertain Ability to Manage Growth; Risks Associated with New

Management Information Systems," and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation -- Year 2000."

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are focused primarily on the development of automated manufacturing processes to increase the efficiency and capacity of the manufacturing operation. See "-- Manufacturing." In addition, the Company is engaged in development of new soft contact lens products and additional features. The Company's product development efforts are currently focused on the development of a new toric product and other specialty lenses to be marketed for disposable replacement regimens. During the years ended December 31, 1999, 1998 and 1997, expenditures for research and development (including obtaining regulatory approvals) were approximately $2.9 million, $2.2 million and $2.4 million, respectively. See "-- Risk Factors -- Risk of New Products and Technological Change."

TRADEMARKS, TRADE SECRETS AND PATENT LICENSES

     The Company believes that its trademarks are among its most valuable assets and has numerous trademark registrations in the United States, Europe and other foreign countries. The Company's channel-specific branding strategy is dependent on the Company's strategic use of its trademark portfolio, as the trademark for each product brand is generally registered. The Company licenses the Hydron trademarks under a license agreement that prohibits the use of those trademarks outside of the Americas. The Company believes that there are currently no pending challenges to the use or registration of any of the Company's material trademarks. There can be no assurance, however, that the Company's trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its trademarks, any of which could have a material adverse effect on the Company and its business.

     The Company has obtained non-exclusive licenses from third parties to patents for certain contact lens designs and manufacturing technologies used in the production of its products. Pursuant to a patent license agreement with several parties, including Geoffrey and Anthony Galley, who were significant stockholders of the Company prior to its initial public offering and adverse parties in the litigation in 1996 (see Note 18 of Notes to Consolidated Financial Statements), the Company has obtained a perpetual, fully paid, worldwide, non-exclusive, irrevocable license to certain patents and patent applications covering technology that is significant in the Company's dry cast molding processes. See "-- Risk Factors -- Intense Competition." The Company has filed patent applications on certain aspects of its new automated manufacturing process and new toric product. The Company has also obtained non-exclusive, fully paid, perpetual, worldwide licenses to use certain technology relating to the tinting of lenses and to manufacture a monomer used to produce certain of its lenses. In addition, the Company licenses technology used in manufacturing its toric and bifocal contact lenses under non-exclusive license agreements that limit the sales of products manufactured using the licensed technology to the Americas. If the Company desires or is required to obtain additional licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be available on terms acceptable to the Company, if at all.

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

     The defense and prosecution of intellectual property suits and related administrative proceedings are both costly and time-consuming. There can be no assurance that the prosecution and defense of the Company's intellectual property will be successful or that the Company will be able to secure adequate intellectual property protections in the future. The protection of intellectual property in certain foreign countries is particularly uncertain. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, and such events would have a material adverse effect on the Company's business, financial condition and results of operations. See
"-- Risk Factors -- Dependence on Trademarks, Patent Licenses and Trade Secrets; Risk of Intellectual Property Infringement."

COMPETITION

     The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. As the number of wearers of soft contact lenses in the U.S. has not grown significantly in recent years, increased U.S. market penetration by the Company will require wearers of competing products to switch to the Company's products. The Company's products compete with products offered by a number of larger companies including Johnson & Johnson, Ciba, Bausch & Lomb, Wesley Jessen and Cooper. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. The Company believes that certain of its competitors are expanding, or are planning to expand, their manufacturing capacity, and are implementing new, more automated manufacturing processes, in order to support anticipated increases in volume. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. For example, Bausch & Lomb plans to introduce a new weekly disposable lens in mid-2000, which they claim is produced from a low-cost manufacturing platform. The Company's competitors could also reduce prices to increase sales volumes so as to utilize their capacity, or for other reasons. Price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to either match the competitor's pricing plan or reduce its prices in response. The Company's largest competitor reduced and restructured its U.S. prices during 1998, which changes were matched by the Company in most respects in the same year. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. Any significant decrease in the Company's costs per lens will depend, in part, on the Company's ability to increase its sales volume and production capacity. There can be no assurance that the Company will be able to continue to increase its sales volume or reduce its per unit production costs. In response to competition, the Company may also increase cooperative merchandising allowances or otherwise increase spending, which may adversely affect its business, financial condition and results of operations. The failure of the Company to respond to competitive pressures, and particularly price competition, in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Risk Factors -- Intense Competition" and "-- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

     The market for contact lenses is shifting from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens. The weekly disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue product produced by Johnson & Johnson. The Company believes that the per unit production costs of Johnson & Johnson and certain of the Company's other competitors are currently lower than those of the Company. The Company has introduced a lens marketed for daily disposal in Japan and Europe in early 1999, and is evaluating the introduction of such a lens in the U.S. The Company's ability to enter and to compete effectively in the daily disposable lens market will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs. Additionally, over the past 18 months, the growth rate of U.S. market demand has slowed. Should such trend worsen, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     Soft contact lens manufacturers have generally sought to differentiate themselves from their competitors on the basis of product performance, marketing, distribution channels and price. In addition, the Company believes that its manufacturing process technology, lens designs and marketing strategies differentiate it from its leading competitors. Since the purchase of contact lenses requires a prescription in the United States, the Company also competes on the basis of its relationships and reputation with eyecare practitioners. There can be no assurance that the Company will be able to continue to so distinguish its products or that competitors will not adopt technologies, lens designs or marketing strategies that are similar to those used by the Company. Any such action by competitors could have a material adverse effect on the Company's business, results of operations and financial condition. In this regard, Cooper's acquisition of Aspect Vision Care Ltd. in December 1997 has given them the ability to market in the U.S. a new line of contact lenses for weekly and monthly replacement regimens that utilize a manufacturing process technology that is based in part on technology also licensed to and used by the Company. Additionally, Johnson & Johnson has recently introduced a new lens marketed for weekly replacement, referred to as Acuvue 2, which Johnson & Johnson claims has superior handling than their original Acuvue lens, and Bausch & Lomb has plans to introduce a new weekly disposable lens in mid-2000. The Company also encounters competition from manufacturers of eyeglasses and from alternative technologies, such as surgical refractive procedures (including new refractive laser procedures such as PRK, or photorefractive keratectomy, and LASIK, or laser in situ keratomileusis). If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could substantially reduce the demand for contact lenses by enabling patients to avoid the ongoing cost and inconvenience of contact lenses. Accordingly, there can be no assurance that these procedures, or other alternative technologies that may be developed in the future, will not cause a substantial decline in the number of contact lens wearers and thus have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Risk Factors -- Intense Competition" and "-- Risk Factors -- Risk of New Products and Technological Change."

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

     In the United States, medical devices are classified as Class I, II or III, on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls (e.g., labeling and adherence to FDA-mandated quality system (including current GMP) requirements and, in some cases, 510(k) notification), and Class II devices are subject to general controls including, in most cases, 510(k) notification and special controls (e.g., performance standards). Generally, Class III devices are those that must receive premarket approval by the FDA to ensure their safety and effectiveness (e.g.,life-sustaining, life-supporting and implantable devices) and also include most devices that were not on the market before May 28, 1976 ("new medical devices") and for which the FDA has not made a finding of "substantial equivalence" based on a 510(k). Class III devices usually require clinical testing and FDA approval prior to marketing and distribution.

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

     In March 1996, the Company received a warning letter from the FDA regarding certain procedures used in manufacturing products at its facilities in Santa Isabel, Puerto Rico. The Company took steps to address the FDA's concerns, and after reinspecting the facilities, the FDA notified the Company that its concerns were satisfactorily addressed. In February and March 1998, the FDA again inspected the Company's Santa Isabel facilities in Puerto Rico for compliance with quality system (including GMP) requirements and received a summary of certain deficiencies observed by the FDA inspector, primarily related to complaint handling. In July 1999, the FDA conducted a final inspection of the Company's Santa Isabel facilities and concluded that the facility was compliance with quality systems including GMP. In December 1999, the Company's received PMA approval from the FDA, for its new manufacturing facility in Juana Diaz, Puerto Rico.

     The Company is also required to register as a medical device manufacturer and to list its products with the FDA. Devices marketed in the United States are subject to pervasive and continuing regulatory oversight by the FDA and other agencies, and the Company is subject to periodic inspection and record-keeping requirements. As a medical device manufacturer, the Company is further required to comply with FDA requirements regarding the reporting of allegations of death or serious injury associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. Other FDA requirements govern product labeling and prohibit a manufacturer from marketing a device with a cleared 510(k) or an approved PMA for an uncleared or unapproved indication. Failure to comply with applicable regulatory requirements can result in a wide variety of severe administrative, civil, and criminal sanctions and penalties. See "-- Risk Factors-- Risks of Regulatory Action."

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

PRODUCT LIABILITY AND INSURANCE

     The Company has in the past been, and continues to be, subject to product liability claims and lawsuits. Because contact lenses are medical devices, the Company faces an inherent risk of exposure to product liability claims in the event that the use of its products results in personal injury. The Company also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall. From time to time, the Company has received, and may continue to receive, complaints of significant patient discomfort, including corneal scarring and complications, while using the Company's contact lenses. In certain cases, the reasons for the problems have never been established. In addition, on two occasions, in 1995 and 1997, the Company has recalled limited volumes of certain of its product because certain labels on the vial or blister did not match the enclosed lens. Also in 1999, the Company recalled a substantial volume of certain of its products because of an incorrect sterility seal on the product blister. Although the Company has not experienced material losses to date due to product liability claims or product recalls, there can be no assurance that the Company will not experience such losses in the future. The Company maintains product liability insurance with coverage of $1 million per occurrence and an annual aggregate maximum of $2 million with umbrella coverage of $20 million.

EMPLOYEES

     As of December 31, 1999, the Company had 1,886 full-time employees, including 328 in the United States, 741 in the United Kingdom, 773 in Puerto Rico, 29 in Canada, 9 in Australia and 6 in Hungary. Of the Company's full-time employees, 133 are engaged in sales and marketing, 1,537 in manufacturing, 116 in distribution, 20 in process development and 80 in finance and administration. The Company also utilizes a number of part-time employees in its manufacturing and distribution operations to supplement its full-time workforce. The Company's success is dependent in part on its ability to attract and retain qualified employees. In particular, the loss of any of the Company's senior management or other key research, clinical, regulatory, or sales and marketing personnel, particularly to competitors, could have a material adverse effect on the Company's development and marketing efforts. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement with respect to his or her employment by the Company. The Company has never experienced a work stoppage and believes that its employee relations are good. See "-- Risk
Factors -- Dependence on Key Personnel."

RECENT DEVELOPMENTS

     On March 20, 2000, Wesley Jessen VisionCare, Inc. ("Wesley Jessen") and the Company announced the signing of a definitive agreement and plan of merger providing for the statutory merger of the Company and Wesley Jessen upon the satisfaction of stockholder and regulatory approval, and other closing conditions (the "Merger"). The Merger has been structured to qualify for tax deferred treatment and to be accounted for as a pooling of interests for accounting purposes. Under the terms of the agreement, at the closing date each outstanding share of the Company's common stock will be converted into 0.7211 shares of Wesley Jessen common stock. Based upon the number of shares outstanding as of the close of business on March 17, 2000, the former stockholders of the Company would own approximately 48% of the outstanding common stock of the combined companies (assuming no conversion of outstanding options). In addition, each share of the Company's outstanding stock options will be converted at the same exchange ratio, into options to purchase shares of Wesley Jessen common stock. Based upon the number of Company's outstanding options as of the close of business on March 17, 2000, approximately 3.9 million outstanding stock options will be converted into 2.8 million options to purchase common shares of the combined companies. The closing of he Merger is subject to the satisfaction of certain closing conditions contained in the agreement and plan of merger, including regulatory approvals and approvals of the Company's and Wesley Jessen's stockholders, and therefore there can be no assurance if and when the Merger will close.

     Subsequent to the announcement of the Merger, on March 23, 2000, Bausch & Lomb, Inc. ("Bausch & Lomb") announced it has made an offer to buy Wesley Jessen. Bausch & Lomb, one of the Company's competitors, has stated publicly that it is not interested in acquiring the Company as a part of any acquisition of Wesley Jessen or otherwise.

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

     Intense Competition. The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. As the number of wearers of soft contact lenses in the U.S. has not grown significantly in recent years, increased U.S. market penetration by the Company will require wearers of competing products to switch to the Company's products. The Company's products compete with products offered by a number of larger companies including Johnson & Johnson, Ciba, Bausch & Lomb, Wesley Jessen and Cooper. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. The Company believes that certain of its competitors are expanding, or are planning to expand their manufacturing capacity, and are implementing new more automated manufacturing processes, in order to support anticipated increases in volume. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. For example, Bausch & Lomb plans to introduce a new weekly disposable lens in mid-2000, which they claim is produced from a low-cost manufacturing platform. The Company's competitors could also reduce prices to increase sales volumes so as to utilize their capacity, or for other reasons. Price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to either match the competitor's pricing plan or reduce its prices in response. The Company's largest competitor reduced and restructured its U.S. prices during 1998, which changes were matched by the Company in most respects in the same year. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. Any significant decrease in the Company's costs per lens will depend, in part, on the Company's ability to increase its sales volume and production capacity. There can be no assurance that the Company will be able to continue to increase its sales volume or reduce it per unit production costs. In response to competition, the Company may also increase cooperative merchandising allowances or otherwise increase spending, which may adversely affect its business, financial condition and results of operations. The failure of the Company to respond to competitive pressures, and particularly price competition, in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

     The market for contact lenses is shifting from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens. The weekly disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue product produced by Johnson & Johnson. The Company believes that the per unit production costs of Johnson & Johnson and certain of the Company's other competitors are currently lower than those of the Company. The Company has introduced a lens marketed for daily disposal in Japan and Europe in early 1999, and is evaluating the introduction of such a lens in the U.S. The Company's ability to enter and to compete effectively in the daily market will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs. Additionally, over the past 18 months, the growth rate of U.S. market demand has slowed. Should such trend worsen, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that its manufacturing process technology, lens designs and marketing strategies differentiate it from its leading competitors. However, there can be no assurance that competitors will not adopt technologies, lens designs or marketing strategies that are similar to those used by the Company. Any such action by competitors could have a material adverse effect on the Company's business, results of operations and financial condition. In this regard, Cooper's acquisition of Aspect Vision Care Ltd. in December 1997 has given them the ability to market in the U.S. a new line of contact lenses for weekly and monthly replacement regimens that utilize a molding process that is based in part on technology also licensed to and used by the Company. Additionally, Johnson & Johnson has recently introduced a new lens marketed for weekly replacement, referred to as Acuvue 2, which Johnson & Johnson claims has superior comfort and handling than their original Acuvue lens, and Bausch & Lomb has plans to introduce a weekly disposable lens in mid-2000.

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

     To this end, the Company is currently adding new, highly automated production technology at its facilities in the United Kingdom and Puerto Rico to increase its manufacturing capacity and reduce its per unit manufacturing costs. However, there can be no assurance that the Company will be able to implement this automated technology on a timely basis or that the automated technology will operate as efficiently as expected. The Company has encountered delays in implementing the first line of this automated technology and there can be no assurance that it will not encounter significant delays and difficulties in the future as the Company intends to add additional lines. For example, suppliers could miss their equipment delivery schedules, new production lines and facility could improve less rapidly than expected, if at all, or the equipment or processes could require longer design time than anticipated, or redesigning after installation. The delays in implementing the first automated line, have caused the Company difficulties in meeting customer demand in certain of its products, which resulted in an order backlog of $4.5 million at the end of 1999, and the delay of the introduction of new products. Further delays may increase the Company's level of backorders and impact the Company's ability to meet revenue projections. The new production technology will involve processes and equipment with which the Company and its personnel are not experienced. Difficulties experienced by the Company in automating its manufacturing process could impair the Company's ability to reduce its per unit production costs and to compete in the weekly and daily disposable replacement market and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company currently expects that through the end of 2001, it will invest approximately $47 million in capital expenditures on automated production lines in the United Kingdom and Puerto Rico and expects to continue to invest in additional automated production lines after this period. The Company intends to finance these capital expenditures with net cash provided by operating activities, existing cash balances and borrowings under its credit facilities.

     The Company is currently experiencing space constraints at its Puerto Rican facility. The Company is in the process of relocating its Puerto Rican manufacturing operations to a substantially larger new facility that has been constructed to the Company's specifications and leased to the Company by the Puerto Rico Industrial Development Company. Relocation costs will be expensed as incurred, however the Company does not expect these costs to be material. The facility has been inspected by the U.S. Food and Drug Administration and approval has been obtained to manufacture extended wear lenses. The Company currently expects that occupancy will be phased in over eighteen months thereafter. The Company's occupancy of a new facility and implementation of the new automated production technology will result in new fixed and operating expenses, including substantial increases in depreciation expense that will increase the Company's cost of sales. If revenue levels do not increase sufficiently to offset these new expenses, the Company's operating results could be materially adversely affected. There can be no assurance that the Company will not encounter unforeseen difficulties, costs or delays in automating its production process, in equipping the new manufacturing facility in Puerto Rico or in commencing production on the new lines at the new facility. Any such difficulties or delays would limit the Company's ability to compete in the weekly and daily disposable replacement regimen markets and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Risks Relating to International Operations; Need to Increase Sales in International Markets. In 1997, 1998 and 1999, the Company's international sales represented approximately 21%, 21% and 27%, respectively, of the Company's net sales. In addition, a substantial portion of the Company's products are manufactured in the United Kingdom. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign consumer preferences, changes in currency exchange rates, longer accounts receivable payment cycles, and foreign tax laws or tariffs. These factors, among others, could materially adversely affect the Company's ability to sell its products in international markets. The regulation of medical devices in a number of jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Uncertain Ability to Manage Growth; Risks Associated with Implementation of New Management Information Systems and Year 2000 Related Problems. The Company has experienced rapid growth in recent years. Continued rapid growth may place significant strain on management, operational infrastructure, working capital and financial and management control systems. Growth in the Company's business has required, and is expected to continue to require, significant personnel management and other infrastructure resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational, financial and management information systems. Additionally, although the Company believes that it has not experienced any problems as a result of the Year 2000 date change, there can be no assurance that problems will not arise in the future in the systems of the Company, or its suppliers or customers. See "-- Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

     Risk of New Products and Technological Change. The Company has not historically allocated substantial resources to new product development, but rather has leveraged or licensed the technology developments of others. Recently the Company has begun investing more in new product development, however in general the Company's expenditures in this area are significantly below those of its competitors. There can be no assurance that the Company's investments in new product development will be successful. There can also be no assurance that the Company's competitors do not have or will not develop new products and technologies that could render the Company's products less competitive. For example, Bausch & Lomb and Ciba have received FDA approval to market a contact lens based on a new polymer for seven day continuous wear, and it has been reported that it will seek approval for longer continuous wear. It has also been reported that Ciba is developing a similar lens. Additionally, Johnson & Johnson and Bausch & Lomb, have developed a toric lens marketed for weekly disposal which is expected to be launched within the next few months. There can be no assurance that the Company will be able to develop its own technology or utilize technology developed by third parties in order to compete in these product areas. Any failure by the Company to stay current with its competitors with regard to new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Influence by Existing Stockholders. Directors, officers and principal stockholders of the Company, in the aggregate, beneficially own approximately 27.3% of the Company's outstanding Common Stock. As a result, these stockholders, acting together, possess significant voting influence over the election of the Company's Board of Directors and the approval of significant corporate transactions, among other matters. Such influence could have the effect of delaying, deferring or preventing a change in control of the Company. See "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."

     Certain Anti-Takeover Provisions. The Company's Board of Directors has the authority to issue up to 4,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible financing or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of Preferred Stock. The Company's Bylaws and indemnity agreements provide that the Company will indemnify officers and directors against losses they may incur in legal proceedings resulting from their service to the Company. Further, the Company's charter documents contain a provision eliminating the ability of the Company's stockholders to take action by written consent. This provision is designed to reduce the vulnerability of the Company to an unsolicited acquisition proposal and to render the use of stockholder written consents unavailable as a tactic in a proxy fight. However, such provision could have the effect of discouraging others from making tender offers for the Company's shares, thereby inhibiting increases in the market price of the Company's shares that could result from actual or rumored takeover attempts. Such provision also may have the effect of preventing changes in the management of the Company. In addition, Section 203 of the Delaware General Corporation Law, to which the Company is subject, restricts certain business combinations with any "interested stockholder" as defined by such statute. This statute may delay, defer or prevent a change in control of the Company.

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

ITEM 2. PROPERTIES

     The Company's principal administrative, sales, marketing, customer service, packaging and distribution facility is located in South San Francisco, California. The Company's principal manufacturing facilities are located near Southampton, United Kingdom, and in Juana Diaz and Santa Isabel, Puerto Rico. The Company also maintains sales offices in Canada, Australia, Hungary and the United Kingdom.

     Rapid growth in sales volumes has required that the Company increase its capacity by adding manufacturing space. The Company's first United Kingdom manufacturing facility was established in 1988 and operated by Precision Lens Laboratories Ltd. ("PLL") until 1992, when it was acquired by the Company. The Company opened its second United Kingdom manufacturing facility in 1996. The Company's Puerto Rican manufacturing facility was acquired in late 1992 as part of the American Hydron acquisition. See "Item 7 -- Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Overview." This facility is currently operating at or near capacity (based on a single production shift per work day). As part of the Company's plan to increase its manufacturing capacity, it expanded its Puerto Rican manufacturing facilities to include a substantially larger new facility which is being leased to the Company by the Puerto Rico Industrial Development Company. Construction of this new facility was completed during the fourth quarter of 1999, and the Company is in the process of relocating its manufacturing operations to this new facility. The Company currently expects that occupancy will be phased in over eighteen months. See "Item 1 -- Business -- Manufacturing" and "Item 1 -- Risk
Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

     The following table describes the Company's principal facilities as of December 31, 1999:

                                                                         APPROXIMATE
                   LOCATION                            FUNCTION          SQUARE FEET   OWNED/LEASED
                   --------                            --------          -----------   ------------
South San Francisco, California(1)............  Corporate                  152,145        Leased
                                                Headquarters/Sales/
                                                Distribution
Eastleigh, United Kingdom(2)..................  Manufacturing               66,000        Leased
Eastleigh, United Kingdom(3)..................  Warehouse                   10,000        Leased
Eastleigh, United Kingdom(4)..................  Pilot Facility              20,989        Leased
Romsey, United Kingdom(5).....................  Sales/Distribution          34,160        Leased
Nursling, United Kingdom(6)...................  Warehouse                   13,400        Leased
Santa Isabel, Puerto Rico(7)..................  Manufacturing               22,913        Leased
Juana Diaz, Puerto Rico(8)....................  Manufacturing              119,348        Leased
Markham, Ontario(9)...........................  Sales/Marketing              4,217        Leased
Markham, Ontario(10)..........................  Distribution/Warehouse       2,940        Leased
Melbourne, Australia(11)......................  Sales/Distribution           1,531        Leased
Budapest, Hungary(12).........................  Sales/Distribution             775        Leased

---------------
 (1) The Company's lease for this facility expires on October 30, 2002, and the Company has an option to extend the lease until 2007 and to lease an additional 30,000 square feet.

 (2) The Company's lease for this facility expires on December 23, 2010.

 (3) The Company occupies this facility under a three-month rolling lease.

 (4) The Company's lease for this facility expires on December 23, 2000.

 (5) Represents two separate buildings. One is leased under a lease that expires August 18, 2007, and the Company has an option to break the lease from August 18, 2003. The second building is leased under a lease that expires December 31, 2012.

 (6) Represents two separate buildings. One is leased under a lease that expires March 21, 2011, and is sub-let under a sublease that expires March 21, 2011. The lease on the second building expired on January 31, 2000.

 (7) Represents two separate buildings. Both buildings are leased under leases that expire December 31, 2000.

 (8) The Company completed construction of this new facility during the fourth quarter of 1999. Under an agreement effective June 1998, Ocular Sciences Puerto Rico managed on Puerto Rico Industrial Development Company's ("PRIDCO") behalf the construction of this new facility that will be leased by Ocular Sciences Puerto Rico as its manufacturing facility, upon completion of construction. The lease commences the first day of the month following completion, inspection and acceptance of the constructed building, for a period of ten years. This transaction will be accounted for as a financed purchase of the building (see Note 9 of Notes to Consolidated Financial Statements).

 (9) The Company's lease for this facility expires October 31, 2007, and the Company has an option to extend the lease to 2012.

(10) The Company's lease for this facility expires October 31, 2000 and the Company has an option to extend the lease to 2001.

(11) The Company occupies this facility on a month-to-month lease.

(12) Represents two offices. One office is leased under a lease that expires on January 6, 2002, and the other office is leased under a month-to-month lease.

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

                                                                HIGH        LOW
                                                              --------    --------
YEAR ENDED DECEMBER 31, 1999:
  Fourth Quarter............................................  $20.625     $     15.25
  Third Quarter.............................................  $20.0625    $     16.4375
  Second Quarter............................................  $34.875     $     14.75
  First Quarter.............................................  $28.6875    $     20.00
YEAR ENDED DECEMBER 31, 1998:
  Fourth Quarter............................................  $29.50      $     16.00
  Third Quarter.............................................  $34.875     $     17.687
  Second Quarter............................................  $35.125     $     25.50
  First Quarter.............................................  $32.375     $     22.00

     As of March 1, 2000, there were approximately 101 holders of record of the Company's Common Stock, although the Company believes that there are a larger number of beneficial owners.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected data presented below under the captions "Consolidated Statement of Income" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1999 are derived from the consolidated financial statements of the Company.

                                                          YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------
                                               1999       1998       1997      1996      1995
                                             --------   --------   --------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net sales..................................  $175,998   $151,908   $118,605   $90,509   $68,087
Cost of sales..............................    63,375     48,307     41,066    36,553    26,820
                                             --------   --------   --------   -------   -------
  Gross profit.............................   112,623    103,601     77,539    53,956    41,267
Selling and marketing expenses.............    44,291     40,445     27,139    18,101    11,728
Research and development expenses..........     2,908      2,234      2,385     1,088       986
General and administrative expenses........    19,681     19,117     18,085    17,332    13,301
                                             --------   --------   --------   -------   -------
  Income from operations...................    45,743     41,805     29,930    17,435    15,252
Interest expense...........................      (279)      (308)    (1,387)   (3,216)   (3,024)
Interest income............................     2,390      2,870        939       132       280
Other (expense) income, net................       (73)    (1,134)        (6)     (186)      151
                                             --------   --------   --------   -------   -------
  Income before taxes......................    47,781     43,233     29,476    14,165    12,659
Income taxes...............................   (11,348)   (12,670)    (8,843)   (3,989)   (3,869)
                                             --------   --------   --------   -------   -------
  Net income...............................    36,433     30,563     20,633    10,176     8,790
Preferred stock dividends..................        --         --        (49)      (82)      (82)
                                             --------   --------   --------   -------   -------
Net income applicable to common
  stockholders.............................  $ 36,433   $ 30,563   $ 20,584   $10,094   $ 8,708
                                             ========   ========   ========   =======   =======
Net income per share (basic)(1)............  $   1.60   $   1.37   $   1.10   $  0.61   $  0.55
                                             ========   ========   ========   =======   =======
Net income per share (diluted)(1)..........  $   1.55   $   1.31   $   0.98   $  0.52   $  0.46
                                             ========   ========   ========   =======   =======
Shares used in computing net income per
  share (basic)(1).........................    22,831     22,293     18,722    16,445    15,791
                                             ========   ========   ========   =======   =======
Shares used in computing net income per
  share (diluted)(1).......................    23,445     23,276     21,107    19,439    19,194
                                             ========   ========   ========   =======   =======
OTHER DATA:
Lenses marketed for disposable replacement
  regimens as a percentage of total lenses
  sold.....................................      96.3%      93.7%      89.6%     83.5%     73.4%
Depreciation and amortization..............  $  8,526   $  5,950   $  6,863   $ 4,904   $ 2,578
Capital expenditures.......................    46,395     32,706     16,156    12,256    13,558

                                                             AS OF DECEMBER 31,
                                             --------------------------------------------------
                                               1999       1998       1997      1996      1995
                                             --------   --------   --------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, restricted cash and
  short-term and long-term investments.....  $ 46,501   $ 57,249   $ 47,429   $ 5,541   $ 5,346
Working capital............................    72,841     70,578     60,914    15,118    11,913
Total assets...............................   222,315    176,570    132,835    63,503    50,874
Total debt.................................     3,442      3,464      3,879    22,740    22,911
Stockholders' equity.......................   183,609    142,949    106,104    23,889    13,292

---------------
(1) For an explanation of the determination of the number of shares used in computing net income per share (basic and diluted) see Note 2 of Notes to Consolidated Financial Statements.

                       TWO YEAR QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1999
Net sales...........................................  $37,009    $43,919    $49,475    $45,595
Gross profit........................................   24,677     27,924     31,554     28,468
Operating income....................................    8,785     11,659     12,801     12,498
Net income..........................................    6,655      9,314     10,424     10,040
Net income per share (basic)........................  $   .29    $   .41    $   .45    $   .44
Net income per share (diluted)......................  $   .29    $   .40    $   .45    $   .43
FISCAL 1998
Net sales...........................................  $32,171    $38,019    $41,701    $40,017
Gross profit........................................   22,030     26,334     28,648     26,589
Operating income....................................    8,033     10,079     12,081     11,612
Net income..........................................    5,844      7,390      8,825      8,504
Net income per share (basic)........................  $   .27    $   .33    $   .39    $   .38
Net income per share (diluted)......................  $   .25    $   .32    $   .38    $   .37

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

     Since the Company was incorporated in 1985, its strategy has been to market high-quality contact lenses to eyecare practitioners at competitive prices using a low cost-to-serve operating structure. The Company continues to maintain this worldwide strategy. The contact lens industry and the Company's business are characterized by increasing unit sales and declining average selling prices, resulting primarily from a world-wide shift in demand from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens. According to an industry research firm, unit volumes in the U.S. weekly disposable market grew 2.7% from 1998 to 1999 as compared to 3.1% from 1997 to 1998. Since the Company launched its first lens marketed for weekly replacement regimens, in the summer of 1993, the Company has increased both its share in this growing market, as well as its net sales. The Company's share of the market for lenses marketed for weekly disposable replacement regimens in the fourth quarter of 1999 was 19.3% compared to 15.9% in the same quarter of 1998. In 1999, lenses marketed for disposable replacement regimens accounted for 96.3% of the Company's unit volume and 89.7% of net sales, as compared to 93.7% and 84.7%, respectively, for the comparable period in 1998. See "Item 1 -- Risk Factors."

     The Company launched a UV inhibited lens at the end of the fourth quarter of 1999, and a new weekly disposable lens for the private practitioner in January 2000. International growth rates continue in excess of the U.S. market, spurred primarily by sales of the Company's lenses marketed for daily disposal in Japan and Europe. Strong fourth quarter demand and capacity constraints resulted in order backlog of approximately $4.5 million at year-end. The capacity constraints were caused by the delay in implementing the Company's new highly automated manufacturing lines at its U.K. facility and the later than planned FDA approval of its new Puerto Rico manufacturing facility. See "Item
1 -- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

RESULTS OF OPERATIONS

     All results of operations data in the following tables is presented in thousands.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

  Net Sales

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1999      % CHANGE      1998
                                                      --------    --------    --------
U.S. ...............................................  $129,066       7.8%     $119,716
International.......................................    46,932      45.8%       32,192
                                                      --------                --------
Net sales...........................................  $175,998      15.9%     $151,908
                                                      ========                ========
As a percentage of net sales
  U.S. .............................................      73.3%                   78.8%
  International.....................................      26.7%                   21.2%

     Net Sales represents gross sales less allowances for returns, trial set and prompt payment discounts. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. The growth in net sales dollars from 1998 to 1999 of $24.1 million or 15.9% was primarily from increased sales of the Company's lenses marketed for daily and weekly replacement regimens. Unit sales growth of the Company's lenses marketed for disposable replacement regimens increased 52.9% from 1998 to 1999. A significant portion of such growth came from international sales, which grew faster than domestic sales due to the Company's new product launches in Japan and Europe. Unit growth of the Company's international sales increased 120.0% from 1998 to 1999. The Company is currently experiencing backorders on certain of its products which has been caused by delays in the implementation of new automated production lines in the United Kingdom. See "Item 1 -- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

     The Company's overall average selling price decreased 22% from 1998 to 1999, primarily as a result of the increase in sales of lenses marketed for daily disposable regimens, which have lower average selling prices, and the 1998 price reductions on the Company's weekly disposable products. The price reductions on the Company's lenses marketed for weekly replacement took place during the second half of 1998 in response to price changes by the Company's largest competitor, and were offset in part by reductions in cooperative merchandising allowances described in "Selling and Marketing Expenses", below. The Company expects that the overall average selling price that it realizes across its products will continue to decline over time because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens, particularly lenses marketed for daily disposal, and (ii) increases in products sold internationally to distributors at prices lower than direct sales prices in the U.S. Historically, the Company's first quarter net sales have been lower than its fourth quarter net sales, and the Company expects that it's net sales for the quarter ending March 31, 2000 will be lower than its net sales for the quarter ended December 31, 1999.

  Gross Profit

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1999      % CHANGE      1998
                                                      --------    --------    --------
Gross profit........................................  $112,623     8.7%       $103,601
As a percentage of net sales........................      64.0%                   68.2%

     Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, and amortization of certain intangible assets. The dollar increase in gross profit from 1998 to 1999 was due primarily to increased net sales. Gross profit as a percentage of sales in 1999 decreased from the comparable periods in 1998 due to reductions to the Company's average selling prices, as discussed in "Net Sales", which were partially offset by lower production costs resulting from the implementation of certain process improvements and increases in manufacturing volume. The Company expects cost reductions resulting from improvements in the Company's current production process to be less significant in the future. However, the Company is in the process of adding new, automated production lines at its United Kingdom and Puerto Rico facilities, which are designed to further reduce its per unit cost of production over time, although such cost reductions may not be seen until future periods. The first automated line was FDA validated in the U.K. in mid-January 2000, and is now producing product for sale. The Company expects that the initial production volume from this first automated line and subsequent lines will be somewhat limited, and that the full reduction in production cost per unit will not be achieved until these automated lines have been operating 15 to 18 months from FDA validation. See "Item 1 -- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations." As the Company expects that its overall average selling price will continue to decline over time due to product and geographic mix shift, as discussed above in "Net Sales", the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margin percentage. The Company believes that the decline in average selling price, as sales of lower average selling price lenses marketed for daily replacement regimens increase, will exceed the rate of decline in production cost in the near term and accordingly, the Company would expect its gross profit margin percentage to be lower over at least the next two quarters. See "Item
1 -- Risk Factors -- Fluctuations in Operating Results; Decreasing Average Sales Prices."

  Selling and Marketing Expenses

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                         1999      % CHANGE     1998
                                                        -------    --------    -------
Selling and marketing expenses........................  $44,291     9.5%       $40,445
As a percentage of net sales..........................     25.2%                  26.6%

     Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eye-care practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. Such activities may include, but are not limited to advertising, in-office promotion, displays and mailings. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. The increase in dollars from 1998 to 1999 resulted primarily from increases in expenditures related to cooperative merchandising allowances, outbound freight, promotional programs, the size of the U.S. sales force, and royalties which are due on certain U.K. sales (see Note 18 of Notes to Consolidated Financial Statements), partially offset in part by lower sample diagnostic expenditures. The decrease in 1999 selling and marketing expenses as a percentage of net sales is due to a reduction in the amount of cooperative merchandising allowances paid in 1999 on a per unit basis compared to 1998, due to the 1998 price reductions discussed in "Net Sales". The Company believes selling and marketing expenses, particularly cooperative merchandising allowances, will grow in absolute dollars and as a percentage of sales.

  General and Administrative Expenses

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                         1999      % CHANGE     1998
                                                        -------    --------    -------
General and administrative expenses...................  $19,681     3.0%       $19,117
As a percentage of net sales..........................     11.2%                  12.6%

     General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative personnel, professional services, consultants' fees, and non-manufacturing depreciation and facilities costs. The dollar increase was due primarily to increased depreciation related primarily to new computer hardware and software, general and administrative expenses related to the new Australian subsidiary acquired in July 1999, additional infrastructure related to the U.K. distribution facility and implementation of a new operating structure in the first quarter of 1999. These increases were almost completely offset by reduced 1999 provisions for management bonuses, which are paid at the discretion of the

Board of Directors, and doubtful accounts receivable. Additionally, included in the expense for 1998 is a charge of $586,000 related to a custom-built packaging machine which failed factory acceptance tests and Company specifications. However, in the fourth quarter of 1999, the Company recovered $324,000 from the vendor for this packaging machine and has recorded this recovery in its 1999 results. The decrease in general and administrative expenses as a percentage of net sales was primarily due to the lower 1999 provisions for management bonuses and doubtful accounts and the one-time packaging equipment provisions and reversals, as discussed earlier. The Company believes that as net sales grow, its general and administrative expenses will increase in absolute dollars, but decrease as a percentage of net sales.

  Research and Development Expenses

                                                            YEARS ENDED DECEMBER 31,
                                                          ----------------------------
                                                           1999     % CHANGE     1998
                                                          ------    --------    ------
Research and development expenses.......................  $2,908    30.2%       $2,234
As a percentage of net sales............................     1.7%                  1.5%

     Research and development expenses are comprised primarily of consulting costs for research and development personnel and in-house labor related to manufacturing process and new product development. The increase in dollars from 1998 to 1999 was primarily due to expenditures related to activities in connection with new product development and the hiring of the new Vice President of Research and Development in accordance with the Company's initiative to invest in new product development. Research and development expenses may fluctuate based on the timing of new product development projects.

  Interest and Other Income, Net

                                                            YEARS ENDED DECEMBER 31,
                                                          ----------------------------
                                                           1999     % CHANGE     1998
                                                          ------    --------    ------
Interest and other income, net..........................  $2,038    42.7%       $1,428
As a percentage of net sales............................     1.2%                  0.9%

     The increase in the dollar amount of interest and other income, net from 1998 to 1999 resulted primarily from increase in foreign currency exchange gains, partially offset by a reduction in interest income due to lower interest rates on lower invested balances.

  Income Taxes

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                         1999      % CHANGE     1998
                                                        -------    --------    -------
Income taxes..........................................  $11,348    (10.4)%     $12,670
Effective tax rate....................................     23.8%                  29.3%

     The Company's lower effective tax rate for 1999 was a result of an increase in the earnings from the Company's Puerto Rican operations, which are partially exempt from U.S. taxation, the implementation of a new operating structure in March of 1999, which increased the Company's foreign earnings that are taxed at lower tax rates, and other tax strategies. Additionally, earnings attributable to the Company's Puerto Rican operations are partially exempt from U.S. taxation. The Company anticipates that it will continue to benefit from the favorable effect of this Puerto Rican partial exemption through 2001, with limited exemption during the transition period from 2002 through 2006, when the benefit will expire under the current provisions of the Internal Revenue Code.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  Net Sales

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1998      % CHANGE      1997
                                                      --------    --------    --------
U.S. ...............................................  $119,716      27.8%     $ 93,711
International.......................................    32,192      29.3%       24,894
                                                      --------                --------
Net sales...........................................  $151,908      28.1%     $118,605
                                                      ========                ========
As a percentage of net sales
U.S.................................................      78.8%                   79.0%
International.......................................      21.2%                   21.0%

     Net sales increased 28.1% to $151.9 million in 1998 from $118.6 million in 1997. This growth resulted from increased sales of the Company's lenses marketed for weekly disposable replacement regimens in both the U.S. and international markets. Unit sales of the Company's lenses marketed for weekly disposable replacement regimens increased 58.7% from 1997 to 1998. International sales revenue growth continued to be strong, with revenue growth of 29.3% and unit growth of 63.9% from 1997 to 1998. In 1998, 93.7% of all lenses sold by the Company were marketed for use in disposable replacement regimens, compared to 89.6% in 1997. The Company's overall average selling price declined approximately 14.2% from 1997 to 1998, primarily as a result of a continued shift in product mix towards sales of lower priced products for weekly disposable replacement regimens, price reductions on the weekly disposable products in the U.S., and geographic mix towards lower priced international distributors. The price reductions on the Company's lenses marketed for weekly replacement took place during the second half of 1998 in response to price changes by the Company's largest competitor, and were offset in part by reductions in cooperative merchandising allowances described in "Selling and Marketing Expenses", below.

  Gross Profit

                                                          YEARS ENDED DECEMBER 31,
                                                       -------------------------------
                                                         1998      % CHANGE     1997
                                                       --------    --------    -------
Gross profit.........................................  $103,601      33.6%     $77,539
As a percentage of net sales.........................      68.2%                  65.4%

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

  Selling and Marketing Expenses

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                         1998      % CHANGE     1997
                                                        -------    --------    -------
Selling and marketing expenses........................  $40,445      49.0%     $27,139
As a percentage of net sales..........................     26.6%                  22.9%

     Selling and marketing expenses increased 49.0% to $40.4 million, or to 26.6% of net sales, in 1998 from $27.1 million, or 22.9% of net sales, in 1997. The increase, both in absolute dollars and as a percentage of net sales from 1997 to 1998 resulted primarily from an increase in cooperative merchandising allowances, increases in the size of the U.S. sales force and increases in royalties which are due on certain U.K. sales. See Note 18 of Notes to Consolidated Financial Statements. The increase in cooperative merchandising allowances was primarily attributable to the 58.7% unit growth in lenses marketed for weekly disposable replacement regimens as well as the growth in sales to the optical retail channel which tends to carry a higher level of these allowances. In connection with the price reductions discussed in "Net Sales", the Company realized a reduction of its cooperative merchandising allowances of 14% in the fourth quarter of 1998 compared to the third quarter of 1998.

  General and Administrative Expenses

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                         1998      % CHANGE     1997
                                                        -------    --------    -------
General and administrative expenses...................  $19,117      5.7%      $18,085
As a percentage of net sales..........................     12.6%                  15.2%

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

  Research and Development Expenses

                                                            YEARS ENDED DECEMBER 31,
                                                          ----------------------------
                                                           1998     % CHANGE     1997
                                                          ------    --------    ------
Research and development expenses.......................  $2,234      (6.3)%    $2,385
As a percentage of net sales............................     1.5%                  2.0%

     The decrease in research and development expenses from 1997 to 1998, both in dollars and as a percentage of revenue, was primarily due to the fact that the Company completed the research and development phase related to its new automated production technology during the third quarter of 1998 and commenced installation and validation of equipment utilizing this technology. Installation and validation expenditures are capitalized rather than expensed.

  Interest and Other Income (Expenses), Net

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1998     % CHANGE    1997
                                                          ------    --------    -----
Interest and other income (expenses), net...............  $1,428     414.5%     $(454)
As a percentage of net sales............................     0.9%                (0.4)%

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

  Income Taxes

                                                           YEARS ENDED DECEMBER 31,
                                                         -----------------------------
                                                          1998      % CHANGE     1997
                                                         -------    --------    ------
Income taxes...........................................  $12,670      43.3%     $8,843
Effective tax rate.....................................     29.3%                 30.0%

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivatives instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. In June 1999, the FASB issued SFAS No. 137, which defers the implementation of SFAS No. 133. SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company anticipates that adoption of this Statement will not have a material effect on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 1999 of $10.1 million decreased from a December 31, 1998 balance of $26.5 million. Working capital increased from $70.6 million at December 31, 1998 to $72.8 million at December 31, 1999. The decrease in cash and cash equivalents was due primarily to the purchase of property and equipment and net purchases of short and long-term investments in excess of cash generated from operations. The slight increase in working capital was due primarily to the increase in short-term investments and accounts receivable, offset by a decrease in cash and cash equivalents. The Company had $30.2 million in short and long-term investments as of December 31, 1998, compared to $36.0 million as of December 31, 1999. The Company's short and long-term investments may be easily liquidated at minimal cost.

     From January 1, 1997 to December 31, 1999, the Company's cash flows from operating activities and the Company's initial public offering have been sufficient to fund substantially all of the Company's cash requirements. Over this three-year period, the Company generated cash-based earnings (net income plus depreciation and amortization) of $109.0 million. This operating cash, along with the proceeds from the initial public offering of $53.7 million, were primarily used to purchase property, plant and equipment of $95.3 million, to purchase intangible assets of $8.8 million as part of the litigation settlement in 1996 (see Note 18 of Notes to Consolidated Financial Statements), to make net short and long-term investments of $36.6 million and to effect net repayment of long-term debt of $19.8 million.

     Net cash provided by operating activities was $35.0 million, $40.5 million and $32.5 million in 1999, 1998 and 1997, respectively, primarily representing net income of $36.4 million, $30.6 million and $20.6 million, respectively, increased for depreciation and amortization of $8.5 million, $6.0 million and $6.9 million, respectively, and income tax benefits from stock options exercised of $1.9 million, $4.5 million, and $7.9 million, respectively. These operating cash flows were reduced by net increases to accounts receivable, inventories, prepaid expenses and other assets, partially offset by increases in accrued liabilities and accounts payable.

     Net cash used in investing activities in 1999, 1998 and 1997 was $53.2 million, $42.6 million and $43.4 million, respectively. In 1997, the Company used $16.1 million to purchase property and equipment, $8.8 million to purchase intangible assets as part of the litigation settlement in 1996 (see Note 18 of Notes to Consolidated Financial Statements) and $19.1 million to purchase short and long-term investments. In 1998, the Company doubled its investment in property and equipment to $32.7 million, as the Company continued to invest in the development and implementation of automated production technology at its manufacturing facilities and the development and construction of the new Puerto Rican manufacturing facility, and used $32.1 million to purchase short and long-term investments. In 1999, the Company used $46.4 million to purchase property and equipment, $6.3 million to purchase net short and long-term investments, and $498,000 to acquire two companies in Australia.

     Net cash provided by financing activities in 1999, 1998 and 1997 was $1.8 million, $1.5 million and $35.2 million, respectively. In each of these years, net cash was used primarily for repayments of long-term debt. Net cash provided by financing activities in 1997 was due primarily to net proceeds to the Company from its August 1997 initial public offering of $53.7 million. Net cash provided in 1998 and 1999 was primarily from proceeds from issuance of common stock from employee stock option exercises.

     In addition to cash, cash equivalents and short and long-term investments, the Company has a credit facility with Comerica Bank -- California. Under the Comerica Credit Agreement, the Company and its subsidiary Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") can borrow up to an aggregate of $30.0 million. The Comerica Credit Agreement provides for up to $20.0 million of revolving credit loans to the Company and up to $10.0 million of term loans to Ocular Sciences Puerto Rico. Revolving credit borrowings under the Comerica Credit Agreement bear interest at the bank's base rate or at 1.00% to 1.25% above the eurodollar rate, and term loans bear interest at the bank's base rate or at 1.25% to 1.50% above the eurodollar rate, in each case with the applicable margin over the eurodollar rate depending on the Company's ratio of debt to tangible net worth. As of December 31, 1999, there were no revolving credit loans outstanding under the Comerica Credit Agreement and $2.3 million of term loans outstanding with the remaining $7.7 million of term loans available to finance the construction and development of the Company's planned new Puerto Rican manufacturing facility. On October 14, 1999, the Company amended this credit agreement whereby the conversion date of the Ocular Sciences Puerto Rico term loan was extended to April 30, 2000. The term loan facility's negotiated rate option is available only after May 1, 2000. On May 1, 2000, the then outstanding term loan will become payable in eighteen quarterly installments of $300,000, beginning July 31, 2000, with any balance to be paid on October 31, 2004 (see Note 9 of Notes to Consolidated Financial Statements.) The Company is required to maintain minimum ratios of debt to tangible net worth and of current assets to current liabilities, and a minimum tangible net worth. Borrowings under the Comerica Credit Agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding capital stock of the Company's Barbados and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other's borrowings under the Comerica Credit Agreement.

     The Company is obligated to make minimum base payments on noncancelable operating leases of $717,000, $429,000 and $77,000 in 2000, 2001 and 2002,
respectively, and has existing commitments to make capital expenditures of $7.8 million. The Company currently expects to make capital expenditures of approximately $62.1 million in 2000 (including the $7.8 million), primarily related to the development and implementation of automated production lines at its manufacturing facilities and the development and construction of a new Puerto Rican manufacturing facility. However, the amount of capital expenditures may increase or decrease, as the Company may accelerate or delay the implementation of the automated production lines based on market conditions and demand for its products. See "Item 1 -- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations."

     The Company believes that its current cash and cash equivalents, further borrowings available under its credit facilities and its anticipated net cash flow from operations, will be sufficient to meet its anticipated cash needs for working capital, contractual commitments and capital expenditures for the foreseeable future.

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Economic and Monetary Union ("EMU") established fixed conversion rates through the European Central Bank between existing local currencies and one common currency, the Euro. For a three and a half-year transition period, non-cash transactions may be denominated in either the Euro or in the old national currencies. After July 1, 2002, the Euro will be the sole legal tender for EMU countries. In 1999, although the Company's U.K. subsidiary did not conduct any transactions in the Euro, the Company does have one customer and vendors that operate in two of the EMU countries. The Company has not experienced, nor does it anticipate any future material impact from the Euro conversion on its financial information systems nor its financial condition and results of operations.

YEAR 2000

     The Company successfully completed the final phase of its worldwide conversion to a new business information control system on December 1, 1999. The Company has not experienced any significant business disruptions as a result of year 2000 issues nor incurred material expenditures. The Company will continue to monitor its internal operating systems as well as third parties with whom the Company does business, to identify and address any potential risk situations related to year 2000. There can be no assurances that the Company's internal operating systems will continue to perform without significant business disruption, or that the Company will not be adversely affected by disruptions at its suppliers and service providers in the future.

MERGER AGREEMENT

     On March 20, 2000, Wesley Jessen VisionCare, Inc. ("Wesley Jessen") and the Company announced the signing of a definitive agreement and plan of merger providing for the statutory merger of the Company and Wesley Jessen upon the satisfaction of stockholder and regulatory approval, and other closing conditions (the "Merger"). The Merger has been structured to qualify for tax deferred treatment and to be accounted for as a pooling of interests for accounting purposes. Under the terms of the agreement, at the closing date each outstanding share of the Company's common stock will be converted into 0.7211 shares of Wesley Jessen common stock. Based upon the number of shares outstanding as of the close of business on March 17, 2000, the former stockholders of the Company would own approximately 48% of the outstanding common stock of the combined companies (assuming no conversion of outstanding options). In addition, each share of the Company's outstanding stock options will be converted at the same exchange ratio, into options to purchase shares of Wesley Jessen common stock. Based upon the number of Company's outstanding options as of the close of business on March 17, 2000, approximately 3.9 million outstanding stock options will be converted into 2.8 million options to purchase common shares of the combined companies. The closing of he Merger is subject to the satisfaction of certain closing conditions contained in the agreement and plan of merger, including regulatory approvals and approvals of the Company's and Wesley Jessen's stockholders, and therefore there can be no assurance if and when the Merger will close.

     Upon the completion of this merger, the Company will pay to Edgar Cummins, a member of its board of directors and a member of the Compensation Committee, a fee equal to 3/8% of the aggregate value of the transaction, for certain consulting services related to the Merger. This agreement with Mr. Cummins also entitles him to be reimbursed for reasonable expenses incurred by him in connection with the performance of services under the letter agreement. Based on the closing trading price of Wesley Jessen's common stock on March 17, 2000, the aggregate value of the transaction would be approximately $454 million, which would entitle Mr. Cummins to be paid approximately $1.7 million by the Company under the terms of the letter agreement.

     Subsequent to the announcement of the Merger, on March 23, 2000, Bausch & Lomb, Inc. ("Bausch & Lomb") announced it has made an offer to buy Wesley Jessen. Bausch & Lomb, one of the Company's competitors, has stated publicly that it is not interested in acquiring the Company as a part of any acquisition of Wesley Jessen or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     The Company's investments consist of interest-bearing investment-grade instruments that meet high quality standards consistent with the Company's investment policy. The Company's investment policy requires that the portfolio's average maturity shall not exceed one year, and the maximum maturity of any investment shall not exceed three years. Since its average maturities of its investment portfolio is short-term, as dictated by the Company's investment policy, the Company believes that the impact of the fluctuation in interest rate to the carrying value is not material (see Note 4 to the Consolidated Financial Statements). In addition, the Company does not hold derivative financial instruments in its investment portfolio, nor does the Company utilize risk-sensitive market instruments, positions or transactions in any material fashion.

     The Company has long-term debt outstanding, which is carried at cost (see
Note 9 to the Consolidated Financial Statements), with an interest rate which is referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. Holding debt levels constant, a one percentage point increase in interest rates would decrease earnings and cash flows for variable rate debt by approximately $24,000.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

     The Company operates two foreign subsidiaries that manufacture and sell its products primarily in the United Kingdom and to a lesser extent in Canada. Therefore, its earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables and payables, forecasted sales transactions, as well as net investment in certain foreign operations. The Company's foreign currency transactional exposures exist primarily with the U.K. pound and Canadian dollar. The Pound Sterling and Canadian dollar exchange rates fluctuated approximately 5% to 4%, respectively during 1999, from its highest to lowest point. As a result of this fluctuation, the Company recorded an exchange gain of $62,000 in 1999. During 1999, the Company did not engage in foreign currency hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             OCULAR SCIENCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $ 10,053    $ 26,520
  Restricted cash...........................................       429         486
  Short-term investments....................................    28,389      19,036
  Accounts receivable, less allowance for sales returns and
     doubtful accounts of $1,674 and $2,085 for 1999 and
     1998, respectively.....................................    34,556      25,126
  Inventories...............................................    15,728      12,460
  Loans to officers and employees...........................       113         263
  Prepaid expenses and other current assets.................    15,043      11,133
                                                              --------    --------
          Total current assets..............................   104,311      95,024
  Property and equipment, net...............................   102,591      62,966
  Intangible assets, net....................................     7,617       7,216
  Long-term investments.....................................     7,630      11,207
  Other assets..............................................       166         157
                                                              --------    --------
          Total assets......................................  $222,315    $176,570
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  7,191    $  6,003
  Accrued liabilities.......................................    23,065      17,514
  Current portion of long-term debt.........................     1,214         929
                                                              --------    --------
          Total current liabilities.........................    31,470      24,446
  Deferred income taxes.....................................     5,008       6,640
  Long-term debt, less current portion......................     2,228       2,535
                                                              --------    --------
          Total liabilities.................................    38,706      33,621
                                                              --------    --------
Commitments and contingencies
Stockholders' Equity:
  Common Stock, $0.001 par value; 80,000,000 shares
     authorized; 22,953,985 and 22,588,118 shares issued and
     outstanding for 1999 and 1998, respectively............        23          23
  Additional paid-in capital................................    81,249      76,741
  Retained earnings.........................................   103,160      66,727
  Accumulated other comprehensive income....................      (823)       (542)
                                                              --------    --------
          Total stockholders' equity........................   183,609     142,949
                                                              --------    --------
          Total liabilities and stockholders' equity........  $222,315    $176,570
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                             OCULAR SCIENCES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Net sales...........................................  $   175,998    $   151,908    $   118,605
Cost of sales.......................................       63,375         48,307         41,066
                                                      -----------    -----------    -----------
  Gross profit......................................      112,623        103,601         77,539
Selling and marketing expenses......................       44,291         40,445         27,139
General and administrative expenses.................       19,681         19,117         18,085
Research and development expenses...................        2,908          2,234          2,385
                                                      -----------    -----------    -----------
  Income from operations............................       45,743         41,805         29,930
Interest expense....................................         (279)          (308)        (1,387)
Interest income.....................................        2,390          2,870            939
Other expense, net..................................          (73)        (1,134)            (6)
                                                      -----------    -----------    -----------
  Income before taxes...............................       47,781         43,233         29,476
Income taxes........................................      (11,348)       (12,670)        (8,843)
                                                      -----------    -----------    -----------
  Net income........................................       36,433         30,563         20,633
Preferred stock dividends...........................           --             --            (49)
                                                      -----------    -----------    -----------
  Net income applicable to common stockholders......  $    36,433    $    30,563    $    20,584
                                                      ===========    ===========    ===========
Net income per share data:
  Net income per share (basic)......................  $      1.60    $      1.37    $      1.10
                                                      ===========    ===========    ===========
  Net income per share (diluted)....................  $      1.55    $      1.31    $      0.98
                                                      ===========    ===========    ===========
  Weighted average common shares outstanding........   22,830,561     22,292,632     18,721,749
  Weighted average dilutive potential common shares
     under the treasury stock method................      613,943        983,456      2,385,691
                                                      -----------    -----------    -----------
          Total weighted average common and dilutive
            potential common shares outstanding.....   23,444,504     23,276,088     21,107,440
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                             OCULAR SCIENCES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     ACCUMULATED
                                   PREFERRED STOCK       COMMON STOCK       ADDITIONAL                  OTHER           TOTAL
                                  -----------------   -------------------    PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                   SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL     EARNINGS   INCOME (LOSS)      EQUITY
                                  --------   ------   ----------   ------   ----------   --------   -------------   -------------
BALANCES AS OF DECEMBER 31,
  1996..........................   118,168    $ 1     16,539,570    $16      $ 8,360     $ 15,580       $ (68)        $ 23,889
  Exercise of employee stock
    options.....................        --     --      1,359,600      1          494           --          --              495
  Directors' compensation.......        --     --          2,660     --           22           --          --               22
  Conversion of preferred stock
    to common stock.............  (118,168)    (1)       236,336      1           --           --          --               --
  Sale of common stock in
    initial public offering, net
    of issuance costs of
    $1,545......................        --     --      3,600,000      4       53,693           --          --           53,697
  Income tax benefits from stock
    options exercised...........        --     --             --     --        7,869           --          --            7,869
  Comprehensive income:
    Net income..................        --     --             --     --           --       20,633          --           20,633
    Other comprehensive income
      (loss)....................        --     --             --     --           --           --        (452)            (452)
                                                                                                                      --------
  Comprehensive income..........        --     --             --     --           --           --          --           20,181
  Preferred stock dividends.....        --     --             --     --           --          (49)         --              (49)
                                  --------    ---     ----------    ---      -------     --------       -----         --------
BALANCES AS OF DECEMBER 31,
  1997..........................        --     --     21,738,166     22       70,438       36,164        (520)         106,104
  Exercise of employee stock
    options.....................        --     --        819,952      1        1,701           --          --            1,702
  Sale of common stock in
    secondary public offering,
    net of issuance costs of
    $645........................        --     --         30,000     --          139           --          --              139
  Comprehensive income:
    Net income..................        --     --             --     --           --       30,563          --           30,563
    Other comprehensive income
      (loss)....................        --     --             --     --           --           --         (22)             (22)
                                                                                                                      --------
  Comprehensive income..........        --     --             --     --           --           --          --           30,541
  Income tax benefits from stock
    options exercised...........        --     --             --     --        4,463           --          --            4,463
                                  --------    ---     ----------    ---      -------     --------       -----         --------
BALANCES AS OF DECEMBER 31,
  1998..........................        --     --     22,588,118     23       76,741       66,727        (542)         142,949
  Exercise of employee stock
    options.....................        --     --        365,867     --        2,247           --          --            2,247
  Income tax benefits from stock
    options exercised...........        --     --             --     --        1,895           --          --            1,895
  Comprehensive income:
    Net income..................        --     --             --     --           --       36,433          --           36,433
    Other comprehensive income
      (loss)....................        --     --             --     --           --           --        (281)            (281)
                                                                                                                      --------
  Comprehensive income..........        --     --             --     --           --           --          --           36,152
  Stock options issued in
    connection with Australia
    acquisition.................        --     --             --     --          366           --          --              366
                                  --------    ---     ----------    ---      -------     --------       -----         --------
BALANCES AS OF DECEMBER 31,
  1999..........................        --    $--     22,953,985    $23      $81,249     $103,160       $(823)        $183,609
                                  --------    ---     ----------    ---      -------     --------       -----         --------

          See accompanying notes to consolidated financial statements.

                             OCULAR SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
Cash flows from operating activities:
  Net income................................................  $ 36,433    $ 30,563    $ 20,633
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     8,526       5,950       6,863
    Amortization of loan to officer.........................       150         150          38
    Income tax benefits from stock options exercised........     1,895       4,463       7,869
    Provision for sales returns and doubtful accounts.......        12         880         968
    Provision for excess and obsolete inventory.............       702       1,129         893
    Provision for damaged and scrap products................       783         744         729
    Provision for (recovery of) equipment obsolescence......      (324)        586         824
    Loss (gain) on sale of property and equipment...........         7          10        (165)
    Exchange loss (gain)....................................       (62)        913           9
    Deferred income taxes...................................      (535)       (157)      1,014
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (9,315)     (7,330)     (3,859)
    Inventories.............................................    (4,664)     (1,497)     (1,792)
    Prepaid expenses, other current and non-current
     assets.................................................    (4,170)     (1,844)     (3,474)
    Accounts payable........................................       720       2,310        (269)
    Accrued liabilities.....................................     5,332       2,765       2,899
    Income and other taxes payable..........................      (511)        867        (664)
                                                              --------    --------    --------
        Net cash provided by operating activities...........    34,979      40,502      32,516
                                                              --------    --------    --------
Cash flows from investing activities:
  Purchase of property and equipment........................   (46,395)    (32,706)    (16,156)
  Purchase of short-term and long-term investments..........   (33,644)    (32,122)    (19,059)
  Purchase of marketing rights and license agreement........        --          --      (8,817)
  Loans to officers and employees...........................    (1,150)       (185)       (930)
  Collection of loans to officers and employees.............     1,150       1,113           3
  Sales and maturities of short-term and long-term
    investments.............................................    27,328      20,937          --
  Payment for Australian acquisitions, net of cash
    acquired................................................      (498)         --          --
  Proceeds from liquidation of property and equipment.......        --         368         308
  (Deposits to) payments from restricted cash...............        44         (21)      1,217
                                                              --------    --------    --------
        Net cash used in investing activities...............   (53,165)    (42,616)    (43,434)
                                                              --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................        --          --       5,951
  Repayment of long-term debt...............................      (480)       (390)    (24,867)
  Proceeds from initial public offering, net................        --          --      53,697
  Proceeds from secondary public offering, net..............        --         139          --
  Preferred stock dividends.................................        --          --         (63)
  Proceeds from issuance of common stock....................     2,247       1,701         517
                                                              --------    --------    --------
        Net cash provided by financing activities...........     1,767       1,450      35,235
                                                              --------    --------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (48)       (711)       (217)
                                                              --------    --------    --------
        Net (decrease) increase in cash and cash
        equivalents.........................................   (16,467)     (1,375)     24,100
Cash and cash equivalents at beginning of year..............    26,520      27,895       3,795
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $ 10,053    $ 26,520    $ 27,895
                                                              ========    ========    ========
Supplemental cash flow disclosures: Cash paid during the
  year for:
    Interest................................................  $    272    $    312    $  1,439
    Income taxes............................................  $  7,512    $  7,936    $  2,911
  Non-cash financing activities:
    Fixed Assets acquired by capital lease obligations......  $    456    $     --    $     --

          See accompanying notes to consolidated financial statements.

                             OCULAR SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

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

  The Initial Public Offering

     On August 8, 1997, the Company closed its initial public offering of 8,280,000 shares of its Common Stock at an initial public offering price of $16.50 per share. Of the 8,280,000 shares, 3,600,000 shares were sold by the Company and the remaining 4,680,000 were sold by certain selling shareholders. The net proceeds to the Company were $53.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company utilized $11.6 million of the proceeds to repay all of the debt outstanding under the Company's Credit Agreement with Comerica
Bank -- California, $2.9 million of the proceeds to repay subordinated debt owed to the Company's Chief Executive Officer, $6.7 million of the proceeds as final payment pursuant to the settlement agreement of certain U.K. litigation (Note
18) and the remaining $32.5 million of the proceeds to purchase and install machinery and equipment and to fund the construction of plant, building and facilities.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ocular Sciences UK Limited, Ocular Sciences Limited ("OSL") (formerly Precision Lens Laboratories Ltd.), Ocular Sciences Puerto Rico, Inc., Ocular Sciences Canada Corporation, Precision Lens Manufacturing and Technology, Inc., Ocular Sciences Australia, Ocular Sciences Hungary and Ocular Sciences Cayman Islands Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

  Reclassifications

     Certain amounts have been reclassified to conform to the fiscal 1999 presentation.

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

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

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

  Concentration of Credit Risk

     The Company sells its products to a diverse group of optometrists, optical retailers, optical product distributors and ophthalmologists, and therefore the concentration of credit risk with respect to accounts receivable is limited due to the large number and diversity of customers across broad geographic areas. Accounts receivable from customers are uncollateralized. As of December 31, 1999, approximately 20% of accounts receivable and 10% of consolidated net sales were concentrated in one customer, while, as of December 31, 1998, approximately 19% of accounts receivable and 11% of consolidated net sales were concentrated in one customer. To reduce credit risk, the Company performs ongoing credit evaluations of its significant customers' respective financial conditions. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

  Property and Equipment

     Property and equipment are recorded at cost and depreciated using the straight-line or units-of-production method over the respective estimated useful lives of the assets as follows: equipment and machinery, 3 to 7 years; furniture and fixtures, 3 to 7 years; vehicles, 4 to 7 years; buildings, 10 to 14 years; and leasehold improvements, over the shorter of the respective lease terms or the respective estimated useful lives of the leasehold improvements. Normal repairs and maintenance are expensed as incurred. Expenditures which materially increase values, change capacities or extend useful lives are capitalized.

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

     Marketing rights, trademarks, goodwill, licenses and covenants not to compete are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the respective assets, which are typically five to fifteen years.

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

  Earnings Per Share

     The Company adopted SFAS No. 128, "Earnings per Share". Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

     Basic earnings per share under SFAS No. 128 were computed using the weighted average number of shares outstanding of 22,830,561 in 1999, 22,292,632 in 1998 and 18,721,749 in 1997. Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of stock options previously granted of 613,943 in 1999, 983,456 in 1998 and 2,385,691 in 1997. Options to purchase shares of 1,549,160 in 1999, 1,411,900 in 1998 and 496,900 in 1997 were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. For the year ended December 31, 1999, the weighted average exercise price of the anti-dilutive options was $26.06.

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

  Stock-Based Compensation

     The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and has elected to continue to account for stock-based compensation using methods prescribed in Accounting Principles Board ("ABP") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

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

  New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivatives instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. In June 1999, the FASB issued SFAS No. 137,

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

which defers the implementation of SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company anticipates that adoption of this Statement will not have a material effect on the financial position or results of operations of the Company.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations. Accumulated other comprehensive income or loss includes primarily foreign currency translation adjustment and unrealized gains and losses on investments. There were no realized gains (losses) in 1997, 1998 and 1999. The following table reflects the changes in accumulated balances of other comprehensive income (in thousands):

                                                  FOREIGN                         ACCUMULATED
                                                 CURRENCY        UNREALIZED          OTHER
                                                TRANSLATION    GAINS/(LOSSES)    COMPREHENSIVE
                                                ADJUSTMENT     ON SECURITIES     INCOME (LOSS)
                                                -----------    --------------    -------------
Balance at December 31, 1996..................     $ (68)          $  --             $ (68)
  Current year change.........................      (463)             11              (452)
                                                   -----           -----             -----
Balance at December 31, 1997..................      (531)             11              (520)
  Current year change.........................       (10)            (12)              (22)
                                                   -----           -----             -----
Balance at December 31, 1998..................     $(541)          $  (1)            $(542)
  Current year change.........................      (123)           (158)             (281)
                                                   -----           -----             -----
Balance at December 31, 1999..................     $(664)          $(159)            $(823)
                                                   -----           -----             -----

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's short-term and long-term investments in marketable equity securities are carried at fair value, based on quoted market prices for these or similar investments. The carrying amounts reported in the balance sheets for cash, receivables, related party loans, accounts payable, accrued liabilities and short-term debt approximates fair values due to their short-term maturities. Long-term debt is carried at cost, which approximates fair value as the interest rate on the debt is referenced to market rates.

     As of December 31, 1999, short-term investments, due in one year or less, and long-term investments, due in one to three years, amounted to approximately $28,389,000 and $7,630,000, respectively. Short-term and long-term investments have been classified as available-for-sale and consisted of the following (in thousands):

                                                                AS OF DECEMBER 31, 1999
                                                  ---------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                    COST         GAINS         LOSSES      FAIR VALUE
                                                  ---------    ----------    ----------    ----------
Tax-exempt municipal funds......................   $11,494         $1          $ (21)       $11,474
United States government debt securities........     7,995         --            (40)         7,955
Foreign debt securities.........................        --         --             --             --
Corporate notes.................................    16,689         --            (99)        16,590
                                                   -------         --          -----        -------
                                                   $36,178         $1          $(160)       $36,019
                                                   =======         ==          =====        =======

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                AS OF DECEMBER 31, 1998
                                                  ---------------------------------------------------
                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                    COST         GAINS         LOSSES      FAIR VALUE
                                                  ---------    ----------    ----------    ----------
Tax-exempt municipal funds......................   $20,781        $23          $  (24)      $20,780
United States government debt securities........     1,001         --              --         1,001
Foreign debt securities.........................     2,005          1              --         2,006
Corporate notes.................................     6,457          2              (3)        6,456
                                                   -------        ---          ------       -------
                                                   $30,244        $26          $  (27)      $30,243
                                                   =======        ===          ======       =======

     The Company's available-for-sale securities are carried at market value and, as of December 31, 1999, and 1998 included unrealized losses of approximately $158,000 and $700, respectively, net of tax. There were no realized gains (losses) on sales of investments in 1999 and 1998.

NOTE 5. INVENTORIES

     Inventories consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Raw materials............................................  $ 3,906    $ 2,867
Work in process..........................................    1,344      1,252
Finished goods...........................................   10,478      8,341
                                                           -------    -------
                                                           $15,728    $12,460
                                                           =======    =======

NOTE 6. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Equipment and machinery................................  $ 39,864    $ 25,814
Furniture and fixtures.................................     3,356       2,800
Vehicles...............................................       216         138
Building and leasehold improvements....................    29,786       9,665
Construction in progress...............................    54,673      42,847
                                                         --------    --------
                                                          127,895      81,264
Less accumulated depreciation and amortization.........   (25,304)    (18,298)
                                                         --------    --------
                                                         $102,591    $ 62,966
                                                         ========    ========

     In the fourth quarter of 1997, the Company finalized plans to change the packaging component of its manufacturing process which was implemented in late 1998, which rendered certain of the Company's existing manufacturing equipment obsolete. In accordance with SFAS No. 121, the Company recorded a pretax charge to cost of sales of $824,000 in 1997 related to this impairment loss and reduced the carrying amount of this asset by a corresponding amount. The amount of impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset. The fair value was determined by computing the present value of estimated expected cash flows using a discount rate commensurate with the risks involved.

     In the second quarter of 1998, the Company recorded a charge of $586,000 related to a custom-built packaging machine that failed the factory acceptance test and Company specifications. The Company did not

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

take delivery of this custom-built machine nor used it in its production. This amount represents cumulative payments to the vendor, which was recorded in construction in progress and charged to general and administrative expenses. In the fourth quarter of 1999, the Company won a settlement action against the vendor in the amount of approximately $324,000.

NOTE 7. INTANGIBLE ASSETS, NET

     Intangible assets, net consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Marketing rights, trademarks, goodwill, licenses and
  covenants not to compete...............................  $10,260    $ 8,921
Less accumulated amortization............................   (2,643)    (1,705)
                                                           -------    -------
                                                           $ 7,617    $ 7,216
                                                           =======    =======

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

     Prepaid expenses and other current assets consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Refundable taxes.........................................  $ 6,530    $ 3,948
Deferred income taxes....................................    4,115      4,638
Prepaid expenses.........................................    1,918      1,632
Other current assets.....................................    2,480        915
                                                           -------    -------
                                                           $15,043    $11,133
                                                           =======    =======

     Accrued liabilities consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Accrued expenses.........................................  $11,050    $10,354
Accrued cooperative merchandising allowances.............    8,510      5,854
Accrued value added taxes................................    2,371        158
Deferred income taxes....................................      512         --
Income taxes payable.....................................      622      1,148
                                                           -------    -------
                                                           $23,065    $17,514
                                                           =======    =======

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

NOTE 9. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999       1998
                                                              -------    ------
Term loan to a bank, principal payments due quarterly from
  July 31, 2000 through October 31, 2004, bearing interest
  at the bank's Eurodollar rate plus 1.25%..................  $ 2,304    $2,218
Capital lease obligations, bearing an effective interest
  rate of 10.76%, 10.54%, and 10.19%, respectively, for
  1999, 1998 and 1997, secured by certain equipment.........    1,138     1,246
                                                              -------    ------
          Total long-term debt..............................    3,442     3,464
Less current portion of long-term debt......................   (1,214)     (929)
                                                              -------    ------
                                                              $ 2,228    $2,535
                                                              =======    ======

     On November 7, 1997 the Company amended its credit agreement (the "Amended Credit Agreement"). On August 5, 1998, the interest rate options were modified and the interest rates were reduced by 0.25%, prospectively. Under the new agreement, the Company and its subsidiary, Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") can borrow up to an aggregate of $30,000,000. The Amended Credit Agreement provides for a revolving line of credit of up to $20,000,000 to the Company and up to $10,000,000 of term loans to Ocular Sciences Puerto Rico. On October 14,1999, the Company amended this credit agreement whereby the conversion date of the term loan was extended to May 1, 2000.

     Under the revised terms of the Amended Credit Agreement, the revolving line of credit has two interest rate options -- interest at the bank's base rate or at 1.00% to 1.25% above the rate at which deposits in eurodollars are offered to the bank by other prime banks in the eurodollar market, with the applicable margin over the eurodollar rate depending on the Company's ratio of debt to tangible net worth. The Company pays commitment fees of 0.250% on the revolving line of credit, with percentages varying based on the Company's ratio of debt to tangible net worth. Loans under the revolving line of credit are due in full on June 30, 2000. The Company may elect to prepay any principal due under the revolving line of credit but would be required to reimburse the lending bank for any breakage costs with respect to prepayment of any eurodollar rate loan prior to the end of an applicable interest period. At December 31, 1999 and 1998, the Company had no borrowings under the revolving line of credit and thus the full $20,000,000 remained available.

     Under the term loan facility, $10,000,000 is available to finance the construction and development of Ocular Sciences Puerto Rico's new manufacturing facility. The term loan provides for three interest rate options -- interest at the bank's base rate, interest at 1.25% to 1.50% above the rate at which deposits in eurodollars are offered to the bank by other prime banks in the eurodollar market, or interest at 1.25% to 1.50% above the negotiated rate, defined as the lending bank's cost of funds (after reserve requirements) plus its FDIC insurance rate. The negotiated rate option is available only after May 1, 2000. There are no commitment fees on the term loan. On May 1, 2000, the then outstanding term loan will become payable in eighteen quarterly principal installments beginning July 31, 2000, $300,000 each quarter with any balance to be paid on October 31, 2004. The Company may elect to prepay the principal due under the term loan but would be required to reimburse the lending bank for any breakage costs with respect to prepayment of any eurodollar rate loan prior to the end of an applicable interest period. The balances outstanding under the term loan was $2,304,000 and $2,218,000 as of December 31, 1999 and 1998,
respectively. The effective interest rate of the term loan as of December 31, 1999 and 1998 was 6.9375% and 6.5625%, respectively.

     Borrowings by the Company under the Amended Credit Agreement are guaranteed by Ocular Sciences Puerto Rico, and borrowings by Ocular Sciences Puerto Rico, under the Amended Credit Agreement are

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

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

     The Long-term debt, including current portion, is due in aggregate annual installments of: $1,214,000 in 2000, $1,562,000 in 2001, and $666,000 in 2002.

  Financing

     In February 1999, Ocular Sciences Puerto Rico finalized an agreement, effective June 1998, with the Puerto Rico Industrial Development Company ("PRIDCO"), to manage on PRIDCO's behalf the construction of a new building in Puerto Rico that will be leased by Ocular Sciences Puerto Rico as its manufacturing facility, upon completion of construction. Ocular Sciences Puerto Rico initially financed the building construction as well as the leasehold improvements with existing cash and plans to borrow against the remaining balance available under its term loan with a major bank upon completion of construction. Under the agreement, PRIDCO will reimburse Ocular Sciences Puerto Rico for up to a maximum of $4,720,000 for certain structural construction costs of the facility at the end of the construction project, as specified in the agreement. Annual rental payments of approximately $489,000 would be due to PRIDCO to commence the first day of the following month, after completion, inspection and acceptance of the constructed building, for a period of ten years. This transaction will be accounted for as a financed purchase of the building.

NOTE 10. LEASES

     The future minimum annual lease payments under noncancelable lease obligations with an initial term in excess of one year, as of December 31, 1999, are as follows (in thousands):

                                                         CAPITALIZED    OPERATING
                                                           LEASES        LEASES
                                                         -----------    ---------
Year Ending December 31,
  2000.................................................    $  717        $ 2,232
  2001.................................................       429          2,072
  2002.................................................        77          1,010
  2003.................................................        --            949
  2004.................................................        --            938
  Thereafter...........................................        --          3,377
                                                           ------        -------
Total minimum lease payments...........................    $1,223        $10,578
                                                                         =======
Imputed interest.......................................       (85)
                                                           ------
Present value of minimum lease payments................     1,138
Current portion........................................      (649)
                                                           ------
Long-term capitalized lease obligations................    $  489
                                                           ======

     Rent expense on operating leases for the Company's offices, warehouse facilities and certain equipment was approximately $3,013,000, $2,584,000 and $2,301,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

     The Company leases a portion of its machinery and equipment under long-term capital leases, and has the option to purchase these assets for fair market value at the termination of the lease. Included in property and equipment, net are the following leased assets (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Equipment and machinery..................................  $ 2,865    $ 2,415
Furniture and fixtures...................................      142        142
Vehicles.................................................       51         52
                                                           -------    -------
                                                             3,058      2,609
Less accumulated depreciation and amortization...........   (1,528)    (1,100)
                                                           -------    -------
                                                           $ 1,530    $ 1,509
                                                           =======    =======

     Depreciation and amortization expense on machinery and equipment and vehicles under long-term capital leases was approximately $400,000, $395,000 and $478,000 for the years ended December 31, 1999, 1998 and 1997.

NOTE 11. STOCK SPLIT

     On August 4, 1997, the Company effected a two-for-one stock split of the Company's common stock. All applicable share and per share amounts have been retroactively adjusted to reflect the stock split.

NOTE 12. PREFERRED STOCK AND ACCRUED DIVIDENDS

     Each share of preferred stock outstanding at December 31, 1996 automatically converted into two shares of common stock upon the consummation of the Company's initial public offering. Cumulative dividends were paid on a quarterly basis from January 1995 to August 1997.

NOTE 13. COMMON STOCK

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

  Stock-based Compensation Plans

     The Company has the following stock-based compensation plans:

          (i) 1989 Stock Option Plan

          The 1989 Stock Option Plan provided for the grant to employees, directors and consultants of incentive stock options, exercisable at a price not less than the fair market value of the shares on the grant date, or for non-qualified options, exercisable at a price not less than 85% of the fair market value of the shares on the date of grant. The options generally were granted for a six year-term and vested over a five year period. This plan was terminated upon the effective date of the Company's initial public offering on August 4, 1997. Any authorized shares not issued or subject to outstanding grants under this plan on August 4, 1997 and any shares that are issuable upon exercise of options granted pursuant to this plan that expire or become unexercisable for any reason without having been exercised in full will be available for future grant and issuance under the 1997 Equity Incentive Plan. As of December 31, 1999, options to purchase a total of 568,530 shares are outstanding under this plan.

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

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

          (iii) 1997 Equity Incentive Plan

          The 1997 Equity Incentive Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company. The exercise price of all incentive stock options must be no less than the fair market value of the Company's Common Stock on the date of grant and the exercise price of all nonqualified stock options must be at a price not less than 85% of such fair market value. The options generally are granted for a ten-year term and vest over a five-year period. Any authorized shares not issued or subject to outstanding grants under the 1989 Plan on August 4, 1997 and any shares that are issuable upon exercise of options granted pursuant to the 1989 Plan that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the 1997 Equity Incentive Plan. As of December 31, 1999, a total of 3,337,432 shares of common stock were reserved for issuance under this plan.

          (iv) 1997 Directors Stock Option Plan

          The 1997 Directors Stock Option Plan provides for grants of nonqualified stock options to certain non-employee directors of the Company. The exercise price per share of all options granted under the plan must be equal to the fair market value of the Company's common stock on the date of grant. The options generally are granted for a ten-year term and vest over a three-year period. As of December 31, 1999, a total of 300,000 shares of common stock were reserved for issuance under this plan.

          (v) 1997 Employee Stock Purchase Plan

          The 1997 Employee Stock Purchase Plan (the "Purchase Plan") permits employees to purchase common stock at a price equal to 85% of fair market value of the Company's common stock. A total of 400,000 shares of common stock are reserved for issuance under the Purchase Plan. The Purchase Plan was not effective as of December 31, 1999 and accordingly, no shares of common stock have been purchased under the Purchase Plan.

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

     A summary of stock option transactions under the plans indicated at (i),
(iii) and (iv) follows:

                                                                                WEIGHTED
                                                                                 AVERAGE
                                                   RANGE OF        NUMBER OF    EXERCISED
                                               EXERCISE PRICES      OPTIONS       PRICE
                                               ----------------    ---------    ---------
Outstanding as of December 31, 1996..........  $ 0.27 to $ 7.36    1,804,304     $ 2.58
  Exercised..................................   0.27 to   8.09       (79,600)      1.50
  Granted....................................   8.09 to  25.38       575,150      19.74
  Canceled...................................   1.47 to  14.00       (80,400)      3.61
                                               ----------------    ---------     ------
Outstanding as of December 31, 1997..........  $ 0.27 to $25.38    2,219,454     $ 7.03
  Exercised..................................   0.27 to  26.38      (819,952)      2.08
  Granted....................................  17.69 to  31.75     1,667,200      26.31
  Canceled...................................   1.47 to  29.63      (161,778)     20.69
                                               ----------------    ---------     ------
Outstanding as of December 31, 1998..........  $ 1.47 to $31.75    2,904,924     $18.73
  Exercised..................................   1.47 to  27.00      (365,867)      6.14
  Granted....................................  15.00 to  34.69     1,796,100      18.71
  Canceled...................................   1.47 to  34.69      (404,647)     25.09
                                               ----------------    ---------     ------
Outstanding as of December 31, 1999..........  $ 1.47 to $34.69    3,930,510     $19.24
                                               ================    =========     ======
          Total number of shares exercisable
            at December 31, 1999.............  $ 1.47 to $29.15      830,450     $14.95
                                               ================    =========     ======

     The weighted average grant date fair value of the options granted in 1999, 1998 and 1997 was $7.81, $9.45, and $5.80, respectively. At December 31, 1999,
230,819 options were available for grant.

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to disclose the pro forma effects on net income and net income per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined in a manner consistent with the fair value approach enumerated in SFAS No. 123, the Company's pro forma net income and pro forma net income per share for the years ended December 31, 1999, 1998 and 1997, would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Pro forma net income:
  As reported.........................................  $36,433    $30,563    $20,633
  Adjusted pro forma..................................   33,193     28,873     20,487
Net income per common share (basic):
  As reported.........................................  $  1.60    $  1.37    $  1.10
  Adjusted pro forma..................................     1.45       1.30       1.09
Net income per common share (diluted):
  As reported.........................................  $  1.55    $  1.31    $  0.98
  Adjusted pro forma..................................     1.42       1.24       0.97

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

     In 1999, 1998 and 1997, the Company calculated the fair value of options using the Black-Scholes option-pricing model. The assumptions used were as follows:

                                                     1999      1998      1997
                                                     ----      ----      ----
Weighted-average risk free interest rate...........  5.21%     5.31%     5.94%
Expected life (years)..............................     3         3         3
Volatility.........................................  55.0%     45.0%     35.3%
Dividend yield.....................................    --        --        --

     The following table summarizes information about stock options outstanding as of December 31, 1999:

                                                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                  -----------------------------------------------   --------------------------
                                   NUMBER     WEIGHTED-AVERAGE                       NUMBER       WEIGHTED-
                                     OF          REMAINING       WEIGHTED-AVERAGE      OF          AVERAGE
    RANGE OF EXERCISE PRICES       OPTIONS    CONTRACTUAL LIFE    EXERCISE PRICE     OPTIONS    EXERCISE PRICE
    ------------------------      ---------   ----------------   ----------------   ---------   --------------
$ 1.47 -  8.09..................    546,430         1.6               $ 3.89         344,070        $ 3.01
$14.00 - 34.69..................  3,384,080         8.3                21.72         486,380         23.39
                                  ---------         ---               ------         -------        ------
$ 1.47 - 34.69..................  3,930,510         7.4               $19.24         830,450        $14.95
                                  =========         ===               ======         =======        ======

NOTE 14. RETIREMENT SAVINGS PLAN

     In October 1998, the Company established a defined-contribution savings plan under Section 401K of the Internal Revenue Code. This savings plan allows eligible U.S. employees to contribute up to 15% of their compensation on a pre-tax basis. The Company matches 50% of the first four percent of the employees' contribution. Such matching Company contributions are vested incrementally over five years. All of the Company's subsidiaries have similar retirement savings plans in the respective countries. The charge to operating income for the Company's matching contribution was approximately $837,000 and $520,000 in 1999 and 1998, respectively.

NOTE 15. INCOME TAXES

     Deferred taxes are provided, where warranted, to reflect the future tax consequences of differences between the financial reporting and tax reporting of various assets and liabilities; these differences will be either taxable or deductible when the related assets and liabilities are recovered or settled. The income tax benefits related to the exercise of stock options reduces taxes currently payable and is credited to additional paid-in capital. Such amounts approximated $1,895,000, $4,463,000 and $7,869,000 for 1999, 1998 and 1997,
respectively.

     Income before income tax expense includes the following components (in thousands):

                                                 1999       1998       1997
                                                -------    -------    -------
United States.................................  $35,040    $40,220    $28,580
Foreign.......................................   12,741      3,013        896
                                                -------    -------    -------
          Total...............................  $47,781    $43,233    $29,476
                                                =======    =======    =======

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

     Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997, consisted of (in thousands):

                                   1999                           1998                          1997
                       ----------------------------   ----------------------------   ---------------------------
                       CURRENT   DEFERRED    TOTAL    CURRENT   DEFERRED    TOTAL    CURRENT   DEFERRED   TOTAL
                       -------   --------   -------   -------   --------   -------   -------   --------   ------
Federal..............  $ 9,733   $(1,960)   $ 7,773   $ 8,509    $(209)    $ 8,300   $5,866     $(231)    $5,635
State................    2,675      (145)     2,530     2,048       17       2,065    1,729      (402)     1,327
Foreign..............     (460)    1,505      1,045     2,270       35       2,305      963       918      1,881
                       -------   -------    -------   -------    -----     -------   ------     -----     ------
                       $11,948   $  (600)   $11,348   $12,827    $(157)    $12,670   $8,558     $ 285     $8,843
                       =======   =======    =======   =======    =====     =======   ======     =====     ======

     The total income tax expense differed from the amount computed by applying the federal statutory income tax rate of 35% to income before taxes as a result of the following (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Computed tax expense at federal statutory rate........  $16,723    $15,132    $10,317
Foreign tax rate differential.........................   (1,008)       214         44
Puerto Rico possessions tax credit....................   (5,298)    (3,999)    (2,554)
State taxes...........................................    1,510      1,366        719
Amortization of goodwill..............................       --         --        124
Other permanent differences...........................     (579)       (43)       193
                                                        -------    -------    -------
                                                        $11,348    $12,670    $ 8,843
                                                        =======    =======    =======

     The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Deferred tax assets:
  Net operating loss carryforwards..........................  $   870    $ 1,312
  Accounts receivable, principally due to allowance for
     doubtful accounts......................................      223        800
  Inventories, principally due to reserves and additional
     costs capitalized for tax purposes.....................    2,071      2,401
  State taxes...............................................      783        717
  Other accrued liabilities.................................      652        442
                                                              -------    -------
          Total gross deferred tax assets...................    4,599      5,672
Deferred tax liabilities:
  Investment in subsidiaries................................       --       (438)
  Puerto Rico tollgate tax..................................   (1,171)      (716)
  Puerto Rico profit split and basis difference.............     (267)      (907)
  Other basis differences...................................     (334)    (2,059)
  Depreciation of property and equipment....................   (4,232)    (3,554)
                                                              -------    -------
          Total gross deferred tax liability................   (6,004)    (7,674)
                                                              -------    -------
          Total net deferred tax liability..................  $(1,405)   $(2,002)
                                                              =======    =======

     As of December 31, 1999, deferred taxes were not provided on approximately $11,442,000 of cumulative foreign unremitted earnings, which are expected to remain invested indefinitely. Applicable foreign income taxes have been provided for. Although it is not practical to estimate the amount of additional tax which might

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

be payable on the foreign unremitted earnings, credits for foreign income taxes paid will be available at tax rates substantially equal to any U.S. tax liability. For tax purposes, the Company had available, as of December 31, 1999, foreign net operating loss carry forwards of approximately $2,900,000, which have an indefinite life.

NOTE 16. RELATED PARTY TRANSACTIONS

     In 1996, the Company operated under three agreements with a related party and certain stockholders which had been originally entered into on September 30, 1992. In February 1997, all of these agreements were terminated as a part of a litigation settlement (see Note 18). There were no royalties paid, lenses sold or consulting services provided under these agreements in 1997. A summary of these agreements are as follows:

          (i) A non-exclusive patent license agreement, which granted the Company the right to manufacture, use and sell products and processes covered by patents and patent applications owned by certain former stockholders of OSL, some of whom were stockholders of the Company prior to the initial public offering. The agreement required the Company to pay royalties to the patent owners of $0.50 per lens, with a minimum $1,000,000 per royalty year (from July 1 to June 30).

          (ii) A purchase and supply agreement with Aspect Vision Care Ltd. ("AVCL"), an entity affiliated with certain stockholders of the Company. The agreement provided that the Company would sell lenses to AVCL at a purchase price equal to the Company's direct and indirect costs of processing lenses, plus 20%.

          (iii) Consulting agreements with two stockholders that called for an aggregate of approximately $7,000 per month to be paid for consulting services rendered.

     As of December 31, 1996, the Company had a $2,895,000 long-term junior subordinated note payable due to the Company's Chief Executive Officer bearing interest at the prime rate plus 3% (11.25% as of December 31, 1996). An agreement was signed by the Chief Executive Officer on October 30, 1996 that provided for subordination of this junior subordinated note to debt outstanding to a major commercial bank (see Note 9). This note was amended on June 1, 1997 whereby provisions of the subordination were removed and all principal and unpaid interest was payable to him on November 1, 1997. The Chief Executive Officer had advanced the Company funds periodically, prior to 1993, to meet certain short-term operating cash requirements. Accrued interest on this debt totaled $54,000 as of December 31, 1996. The debt was repaid in full during 1997. The Chief Executive Officer had the right to exercise stock options held by reducing the principal balance owed on the note payable in lieu of providing cash payments upon exercise. The Chief Executive Officer exercised options to purchase 1,280,000 shares of Common Stock with an exercise price of $0.29365 per share during 1997.

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

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

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

     A director of the Company, who is also the brother of the Chief Executive Officer, is a partner in a law firm, which has provided legal services to the Company since its formation. The Company made payments for legal services of approximately $15,000, $27,000 and $77,000 in the years ended December 31, 1999, 1998 and 1997, respectively.

     On April 12 and 13, 1999, the Company loaned $399,000 and $751,000 to Dan Kunst and Greg Lichtwardt, respectively. Mr. Kunst is the Company's Vice President of Sales and Marketing and a director of the Company and Mr. Lichtwardt is the Company's Vice President of Finance, Chief Financial Officer and Treasurer. The loan principal was repaid to the Company by Mr. Kunst and Mr. Lichtwardt in May 1999. The interest rate on the loans was 8% per year.

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

NOTE 17. ENTERPRISE WIDE DISCLOSURES

     The Company, which operates in a single operating segment, designs, manufactures and distributes contact lenses. Sales to one major customer amounted to approximately 10%, 11%, and 8% of total net sales for the years ended December 31, 1999, 1998 and 1997, respectively. United States export sales approximated 3.5%, 3.0% and 2.8% of net sales for the years ended December 31, 1999, 1998 and 1997, respectively. The geographic presentation of net sales is based on the origin of the sale. The "Other" category consists of geographic presentations of Canada and Australia. The geographic distributions of the Company's net sales, income from operations, and identifiable net assets are as follows (in thousands):

                                                  UNITED
                                 UNITED STATES    KINGDOM    BARBADOS     OTHER     ELIMINATIONS    CONSOLIDATED
                                 -------------    -------    --------    -------    ------------    ------------
December 31, 1999
  Sales to unaffiliated
    customers..................    $135,196       $30,220    $    --     $10,582     $      --        $175,998
  Intercompany sales...........      49,980        37,951     48,921          --      (136,852)             --
                                   --------       -------    -------     -------     ---------        --------
  Total net sales..............    $185,176       $68,171    $48,921     $10,582     $(136,852)       $175,998
                                   ========       =======    =======     =======     =========        ========
  Income from operations.......    $ 28,666       $ 4,658    $ 4,993     $   329     $   7,097        $ 45,743
                                   ========       =======    =======     =======     =========        ========
  Total identifiable assets....    $154,582       $75,103    $38,312     $ 5,195     $ (50,877)       $222,315
                                   ========       =======    =======     =======     =========        ========
December 31, 1998
  Sales to unaffiliated
    customers..................    $123,907       $19,164    $    --     $ 8,837     $      --        $151,908
  Intercompany sales...........      35,972        18,847         --          --       (54,819)             --
                                   --------       -------    -------     -------     ---------        --------
  Total net sales..............    $159,879       $38,011    $    --     $ 8,837     $ (54,819)       $151,908
                                   ========       =======    =======     =======     =========        ========
  Income from operations.......    $ 38,932       $ 2,771    $    --     $ 1,089     $    (987)       $ 41,805
                                   ========       =======    =======     =======     =========        ========
  Total identifiable assets....    $147,221       $54,227    $    --     $ 2,663     $ (27,541)       $176,570
                                   ========       =======    =======     =======     =========        ========
December 31, 1997
  Sales to unaffiliated
    customers..................    $ 97,011       $12,321    $    --     $ 9,273     $      --        $118,605
  Intercompany sales...........      32,492        19,918         --          --       (52,410)             --
                                   --------       -------    -------     -------     ---------        --------
  Total net sales..............    $129,503       $32,239    $    --     $ 9,273     $ (52,410)       $118,605
                                   ========       =======    =======     =======     =========        ========
  Income from operations.......    $ 27,844       $ 4,037    $    --     $  (528)    $  (1,423)       $ 29,930
                                   ========       =======    =======     =======     =========        ========
  Total identifiable assets....    $122,941       $33,628    $    --     $ 2,875     $ (26,609)       $132,835
                                   ========       =======    =======     =======     =========        ========

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

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

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

     The Company engaged a third party valuation firm to value the United Kingdom marketing rights and the prepaid patent license agreement acquired as a result of the settlement agreement and assigned values to the liabilities identified as a result of the court judgment. The Company then allocated the $10,000,000 of consideration to the liabilities identified and the intangible assets acquired on a pro rata basis. As a result of this allocation and in accordance with APB Opinion No. 17, "Intangible Assets," the Company allocated $8,800,000 of the consideration to the United Kingdom marketing rights and the prepaid patent license agreement acquired. The Company has assigned an estimated useful life of 10 years to the United Kingdom marketing rights and the prepaid patent license agreement. The Company incurred legal expenses, which were included in general and administrative expenses in 1997 of $56,000 related to this litigation.

     Various other legal actions arising in the normal course of business have been brought against the Company and certain of its subsidiaries. Management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 19. OTHER COMMITMENTS

     Commitments for the remodeling of existing facilities, construction of new facilities and purchase of capital equipment over the next year were approximately $7,799,000 and $13,068,000, respectively, as of December 31, 1999 and 1998.

NOTE 20. ACQUISITIONS

     On July 1, and August 2, 1999, the Company completed the acquisitions of two companies in Australia. Both Companies are contact lens distributors selling to Australian and New Zealand eyecare practitioners, both in private practice and in retail optical chains. The purchase price of the first acquisition is 4.1 times the audited net earnings after taxes ("NEAT"), as defined in the agreement, of the new Australian entity for the calendar year 2002. The additional payments, if any, will be accounted for as additional goodwill. The Company paid approximately U.S. $498,000 in connection with both of these acquisitions at closing. Additionally, 30,000 stock options were issued in connection with these acquisitions and were valued at approximately $365,000 using the Black-Scholes option-pricing model. These options will vest over five years. Both purchases were and will be funded with existing cash and cash equivalents.

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

NOTE 21. SUBSEQUENT EVENTS

     On March 20, 2000, Wesley Jessen VisionCare, Inc. ("Wesley Jessen") and the Company announced the signing of a definitive agreement and plan of merger providing for the statutory merger of the Company and Wesley Jessen upon the satisfaction of stockholder and regulatory approval, and other closing conditions (the "Merger"). The Merger has been structured to qualify for tax deferred treatment and to be accounted for as a pooling of interests for accounting purposes. Under the terms of the agreement, at the closing date each

                             OCULAR SCIENCES, INC.

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

outstanding share of the Company's common stock will be converted into 0.7211 shares of Wesley Jessen common stock. Based upon the number of shares outstanding as of the close of business on March 17, 2000, the former stockholders of the Company would own approximately 48% of the outstanding common stock of the combined companies (assuming no conversion of outstanding options). In addition, each share of the Company's outstanding stock options will be converted at the same exchange ratio, into options to purchase shares of Wesley Jessen common stock. Based upon the number of Company's outstanding options as of the close of business on March 17, 2000, approximately 3.9 million outstanding stock options will be converted into 2.8 million options to purchase common shares of the combined companies. The closing of the Merger is subject to the satisfaction of certain closing conditions contained in the agreement and plan of merger, including regulatory approvals and approvals of the Company's and Wesley Jessen's stockholders, and therefore there can be no assurance if and when the Merger will close.

     Upon the completion of this merger, the Company will pay to Edgar Cummins, a member of its board of directors and a member of the Compensation Committee, a fee equal to 3/8% of the aggregate value of the transaction, for certain consulting services related to the Merger. This agreement with Mr. Cummins also entitles him to be reimbursed for reasonable expenses incurred by him in connection with the performance of services under the letter agreement. Based on the closing trading price of Wesley Jessen's common stock on March 17, 2000, the aggregate value of the transaction would be approximately $454 million, which would entitle Mr. Cummins to be paid approximately $1.7 million by the Company under the terms of the letter agreement.

     Subsequent to the announcement of the Merger, on March 23, 2000, Bausch & Lomb, Inc. ("Bausch & Lomb") announced it has made an offer to buy Wesley Jessen. Bausch & Lomb, one of the Company's competitors, has stated publicly that it is not interested in acquiring the Company as a part of any acquisition of Wesley Jessen or otherwise.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ocular Sciences, Inc.:

     We have audited the accompanying consolidated balance sheets of Ocular Sciences, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocular Sciences, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

San Francisco, California
February 2, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   DIRECTORS

     The names of the members of the Board of Directors, and certain information about them as of December 31, 1999, are set forth below:

                                                                                      DIRECTOR
    NAME OF NOMINEE       AGE                   PRINCIPAL OCCUPATION                   SINCE
    ---------------       ---                   --------------------                  --------
John D. Fruth...........  56    Chairman of the Board of Directors of the Company       1985
Norwick B.H.              50    Chief Executive Officer and President of the Company    1997
  Goodspeed.............
Daniel J. Kunst.........  47    Vice President, Sales and Marketing of the Company      1987
Edgar J. Cummins(1).....  56    Healthcare consultant                                   1992
Terence M. Fruth........  61    Partner of the law firm of Fruth & Anthony, P.A         1992
William R. Grant(1).....  74    Chairman of Galen Associates                            1992
Francis R. Tunney,        52    Corporate Vice President-Administration, General        1996
  Jr.(1)................        Counsel and Corporate Secretary of Allergan, Inc.
Terrance H. Gregg.......  51    President and Chief Operations Officer of MiniMed,      1999
                                Inc.

---------------

(1) Member of the Audit Committee and the Compensation Committee

     John D. Fruth founded the Company in 1985 and was the Chairman of the Board and Chief Executive Officer since its inception until May 1999 when Mr. Fruth resigned as Chief Executive Officer. He continues to serve as the Chairman of the Board. He was also President of the Company from 1985 to October 1997. Prior to joining the Company, Mr. Fruth worked in the regulatory affairs department, and served as President, contact lens division, of CooperVision, Inc., a contact lens manufacturer, from 1976 to 1983. From 1972 to 1976, Mr. Fruth worked in sales and marketing management positions at Bausch & Lomb, Inc., a company that manufactures and markets health-care products, including contact lenses. John D. Fruth is the brother of Terence M. Fruth.

     Norwick B.H. Goodspeed is the Chief Executive Officer and President of the Company and a member of the Board. Mr. Goodspeed was appointed Chief Executive Officer of the Company in May 1999 and has been a President and member of the Board since October 1997. From 1993 to October 1997, Mr. Goodspeed was the President and Chief Executive Officer of McGaw, Inc., a manufacturer of intravenous solutions and related equipment and a subsidiary of IVAX Corp. From 1991 to 1993, Mr. Goodspeed was Senior Vice President, Sales and Marketing of McGaw, Inc. From 1988 to 1991, he was the President and Chief Executive Officer of Vical, Inc., a gene therapy company.

     Daniel J. Kunst has been Vice President, Sales and Marketing, of the Company since August 1995. Mr. Kunst has also been a member of the Board since October 1987 and served as Executive Vice President and Chief Operating Officer of the Company from 1987 to February 1992. From November 1994 to May 1995, Mr. Kunst served as Chief Executive Officer of NeoLens, Inc., an optical products company. From January 1993 to October 1994, Mr. Kunst was President, Chief Executive Officer and a director of Cymed, Inc., a manufacturer and marketer of medical devices. From March 1992 to January 1993, he worked as an independent consultant to ophthalmic companies. Additionally, from 1990 to 1995, Mr. Kunst was a member of the board of directors of VISX, Inc., a manufacturer of ophthalmic lasers. From 1979 to 1987, Mr. Kunst held various management positions with CooperVision, Inc., including President, Professional Resources Division; Senior Vice President, Ophthalmic Products Division; and Vice President, Sales and Marketing, Revo Sunglass Division.

     Edgar J. Cummins has been a member of the Board since October 1992. Mr. Cummins is currently principally occupied as an independent healthcare consultant. From May 1995 to January 1998, Mr. Cummins served as Chief Financial Officer of Chiron Vision Corporation, an ophthalmic surgical company. Chiron Vision Corporation was acquired by Bausch & Lomb, Inc. in December 1997. From 1986 to May 1995, he was Chief Financial Officer of Allergan, Inc. ("Allergan"). Prior to his service with Allergan, Mr. Cummins held various senior financial positions with American Hospital Supply Corporation, a health-care and medical products company, and Baxter Travenol Laboratories, Inc., a medical products company, over a period of seven years. Prior to that, he spent five years as a financial consultant for Arthur Young & Company, a certified public accounting firm.

     Terence M. Fruth has been Corporate Secretary and a member of the Board since August 1992. Since 1985, Mr. Fruth has been a partner, Vice President and Corporate Secretary of Fruth & Anthony, P.A., a Minneapolis-based law firm specializing in commercial litigation. Mr. Fruth has been practicing law for 30 years. Mr. Fruth is a member of both the Minnesota State and American Bar Associations. Terence M. Fruth is the brother of John D. Fruth.

     William R. Grant has been a member of the Board since October 1992. Since 1989, he has been the Chairman of Galen Associates, a venture capital firm specializing in emerging health-care companies. From 1987 to 1989, Mr. Grant served as Chairman of New York Life International Investment, and from 1979 to 1987, he was the Chairman and President of MacKay-Shields Financial Corporation. Prior to 1979, Mr. Grant had 25 years' experience with Smith Barney, Harris Upham & Co., Inc., where he served as President and from 1976 to 1978, Vice Chairman. Mr. Grant currently serves as Vice Chairman of SmithKline Beecham plc and serves on the boards of directors of Allergan, Inc.; MiniMed, Inc., a company that specializes in drug delivery devices and systems; Seagull Energy Corporation, an oil and gas company; and Witco Corporation, a specialty chemicals company.

     Francis R. Tunney, Jr. has been a member of the Board since October 1996. Mr. Tunney has been Corporate Vice President -- Administration, General Counsel and Corporate Secretary of Allergan since February 1991. Mr. Tunney is also the current acting Chief Financial Officer of Allergan. From 1989 to 1991, Mr. Tunney was Senior Vice President, General Counsel and Corporate Secretary of Allergan. Mr. Tunney joined Allergan in 1985 as Associate General Counsel and from 1986 to 1989 served as Allergan's General Counsel. From 1979 to 1985, Mr. Tunney held several positions at SmithKline Beecham plc, including counsel for its Medical Device and Diagnostics Division, acting general manager for its Medical Ultrasound Division and senior international attorney within its corporate law department.

     Terrance H. Gregg has been a member of the Board since November, 1999. Since October 1994, Mr. Gregg served as the President and Chief Operating Officer of MiniMed, Inc., a medical device manufacturer. Mr. Gregg has served as a director for Hemotherapies since August 1998, for MiniMed, Inc. since August 1998 and for Vasogen since September 1999.

     Directors are elected at each annual meeting of stockholders to serve until the next annual meeting of stockholders, or until their successors are duly elected and qualified or until their earlier resignation, removal or death. Executive officers are chosen by, and serve at the discretion of, the Board.

     The Company incorporated under the name O.S.I. Corporation in California in 1985, and was reincorporated in Delaware in July 1997. Unless the context otherwise requires, references herein to the Company include its California predecessor.

                               EXECUTIVE OFFICERS

     The executive officers of the Company, and certain information about them as of December 31, 1999, are set forth below:

                 NAME                   AGE                          POSITION
                 ----                   ---                          --------
John D. Fruth.........................  56    Chairman of the Board of Directors
Norwick B.H. Goodspeed................  50    Chief Executive Officer, President and Director
Daniel J. Kunst.......................  47    Vice President, Sales and Marketing and Director
Gregory E. Lichtwardt.................  45    Vice President, Finance, Chief Financial Officer and
                                              Treasurer
John Lilley...........................  52    Vice President, Manufacturing

---------------
     For information regarding the positions and offices with the Company held by Messrs. Fruth, Goodspeed and Kunst, please refer to the discussion above regarding "Directors".

     Gregory E. Lichtwardt has been Vice President, Finance, and Chief Financial Officer of the Company since April 1993 and Treasurer since May 1997. Prior to joining the Company, from November 1990 to April 1993, Mr. Lichtwardt was Vice President, Finance, of the Humphrey Instruments Division of Allergan, a health-care company focused on specialty pharmaceutical products. From February 1989 to November 1990, he served as Director of Operations, Accounting and Planning, of Allergan's Optical Division. From December 1986 to January 1989, he was Corporate Controller of AST Research, Inc., a personal computer manufacturing company, and from June 1980 to December 1986, Mr. Lichtwardt held financial positions within several different divisions of American Hospital Supply Corporation, a health-care and medical products company.

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

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock ("10% Stockholders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership on a Form 3 and reports of changes in ownership on a Form 4 or Form 5. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and 10% Stockholders were met during fiscal 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation awarded to or earned for services rendered in all capacities to the Company by the Company's Named Executive Officers during fiscal 1997, 1998 and 1999. This information includes the dollar values of base salaries and bonus awards, the number of shares subject to stock options granted and certain other compensation, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                                                                COMPENSATION
                                                                                                   AWARDS
                                                         ANNUAL COMPENSATION                    ------------
                                        -----------------------------------------------------    SECURITIES
                                        FISCAL                                 OTHER ANNUAL      UNDERLYING
     NAME AND PRINCIPAL POSITION         YEAR    SALARY($)(1)   BONUS($)(2)   COMPENSATION($)    OPTIONS(#)
     ---------------------------        ------   ------------   -----------   ---------------   ------------
John D. Fruth.........................   1999      200,000             --          2,774(3)        50,000
  Chairman of the Board                  1998      395,000        227,125          7,023(3)       220,000
  and Chief Executive Officer(3)         1997      357,462        192,500          3,939(3)            --
Norwick B.H. Goodspeed................   1999      370,000             --        204,758(4)       112,000
  Chief Executive Officer and            1998      300,000        207,000        156,947(4)            --
  President(4)                           1997       49,615             --        111,250(4)       300,000
Gregory E. Lichtwardt.................   1999      218,000         38,150        677,832(5)        60,000
  Vice President, Finance,               1998      204,000         97,110        261,982(5)        66,000
  Chief Financial Officer and            1997      190,513         97,428            235(5)            --
  Treasurer(5)
Daniel J. Kunst.......................   1999      214,000         37,450          2,295(6)        60,000
  Vice President, Sales and
     Marketing(6)                        1998      200,000         95,500          1,855(6)        36,000
                                         1997      186,406         82,829            426(6)            --
John Lilley...........................   1999      205,537        102,189        632,872(7)        60,000
  Vice President, Manufacturing(7)       1998      195,417        104,835        252,782(7)        30,000
                                         1997      169,000         73,811         63,415(7)            --

---------------
(1) For Fiscal Year 1999, 1998 and 1997, represents salaries earned in 1999, 1998 and 1997, respectively, regardless of when paid.

(2) For Fiscal Year 1999, 1998 and 1997, represents bonuses earned in 1999, 1998 and 1997, respectively, regardless of when paid.

(3) Mr. Fruth resigned as the Chief Executive Officer in May 1999. For Fiscal Year 1999, represents premiums paid by the Company with respect to term life insurance for Mr. Fruth's benefit in the amount of $774 and the Company's 401K contribution match in the amount of $2,000. For Fiscal Year 1998, represents premiums paid by the Company with respect to term life insurance for Mr. Fruth's benefit in the amount of $2,250, automobile expenses paid by the Company for his benefit in the amount of $2,038 and the Company's 401K contribution match in the amount of $2,735. For Fiscal Year 1997, represents premiums paid by the Company with respect to term life insurance for Mr. Fruth's benefit in the amount of $864 and automobile expenses paid by the Company for his benefit in the amount of $3,075.

(4) Mr. Goodspeed was appointed the Chief Executive Officer in May 1999. For Fiscal Year 1999, represents premiums paid by the Company with respect to term life insurance for Mr. Goodspeed's benefit in the amount of $883, $150,000 amortization of the portion of certain loans to Mr. Goodspeed, a gain on the Company's options exercised in the amount of $51,875, and the Company's 401K contribution match in the amount of $2,000. For Fiscal Year 1998, represents premiums paid by the Company with respect to term life insurance for Mr. Goodspeed's benefit in the amount of $870, $4,001 of additional relocation costs paid, $150,000 amortization of the portion of certain loans to Mr. Goodspeed and the Company's 401K contribution match in the amount of $2,076. For Fiscal Year 1997, includes $80,000 of accrued relocation costs and $31,250 amortization of the portion of certain loans to Mr. Goodspeed. Mr. Goodspeed joined the Company as President and Chief Operating Officer in October 1997, and serves in those capacities under the terms of an employment agreement. His current annual salary is $370,000. See "Employment Agreements."

(5) For Fiscal Year 1999, represents premiums paid by the Company with respect to term life insurance for Mr. Lichtwardt's benefit in the amount of $302, the Company's 401K contribution match in the amount of $2,000 and gains on Company options exercised in the amount of $675,530. For Fiscal Year 1998, represents premiums paid by the Company with respect to term life insurance for Mr. Lichtwardt's benefit in the amount of $257, a gain on Company options exercised in the amount of $260,313 and the Company's 401K contribution match in the amount of $1,412. For Fiscal Year 1997, represents premiums paid by the Company with respect to life insurance for the benefit of Mr. Lichtwardt.

(6) For Fiscal Year 1999, represents premiums paid by the Company with respect to term life insurance for Mr. Kunst's benefit in the amount of $295 and the Company's 401K contribution match in the amount of $2,000. For Fiscal Year 1998, represents premiums paid by the Company with respect to term life insurance for Mr. Kunst's benefit in the amount of $470 and the Company's 401K contribution match in the amount of $1,385. For Fiscal Year 1997, represents premiums paid by the Company with respect to life insurance for the benefit of Mr. Kunst.

(7) For Fiscal Year 1999, represents a $51,384 contribution by the Company to a pension plan for the benefit of Dr. Lilley, a $13,842 reimbursement for automobile expenses, $13,246 paid by the Company for insurance for the benefit of Dr. Lilley and gains on Company options exercised in the amount of $554,400. For Fiscal Year 1998, represents a $48,854 contribution by the Company to a pension plan for the benefit of Dr. Lilley, a $8,439 reimbursement for automobile expenses, $12,789 paid by the Company for insurance for the benefit of Dr. Lilley and gains on Company options exercised in the amount of $182,700. For Fiscal Year 1997, represents a $42,108 contribution by the Company to a pension plan for the benefit of Dr. Lilley, a $10,437 reimbursement for automobile expenses and $10,870 paid by the Company for insurance for the benefit of Dr. Lilley. Dr. Lilley serves as the Company's Vice President, Manufacturing under the terms of an employment agreement. See "Employment Agreements."

                          OPTION GRANTS IN FISCAL 1999

     The following table sets forth information regarding option grants during 1999 to each of the Named Executive Officers. In accordance with the rules of the Securities and Exchange Commission, the table sets forth the hypothetical gains or "option spreads" that would exist for the options at the end of their respective six-year terms. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted to the end of the option term.

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                       INDIVIDUAL GRANTS                                % OF
                                  -----------------------------------------------------------       ANNUAL RATES
                                    NUMBER OF     TOTAL OPTIONS                                    OF STOCK PRICE
                                   SECURITIES      GRANTED TO                                     APPRECIATION FOR
                                   UNDERLYING     EMPLOYEES IN                                     OPTION TERM(4)
                                     OPTIONS         FISCAL       EXERCISE PRICE   EXPIRATION   ---------------------
              NAME                GRANTED(#)(1)      YEAR(2)       PER SHARE(3)       DATE         5%         10%
              ----                -------------   -------------   --------------   ----------   --------   ----------
John D. Fruth...................     50,000           2.88%          $ 20.25        2/04/09     $636,756   $1,613,664
Norwick B.H. Goodspeed..........     30,000           1.73%          $ 20.25        2/04/09     $382,053   $  968,199
                                     82,000           4.72%          $17.375        6/29/09     $896,018   $2,270,684
Gregory E. Lichtwardt...........     15,000           0.86%          $ 20.25        2/04/09     $191,027   $  484,099
                                     45,000           2.59%          $17.375        6/29/09     $491,717   $1,246,107
Daniel J. Kunst.................     15,000           0.86%          $ 20.25        2/04/09     $191,026   $  484,099
                                     45,000           2.59%          $17.375        6/29/09     $494,716   $1,246,107
John Lilley.....................     15,000           0.86%          $ 20.25        2/04/09     $191,027   $  484,099
                                     45,000           2.59%          $17.375        6/29/09     $491,717   $1,246,107

---------------
(1) The options that expire on June 29, 2009 vest over a five-year period, with 20% of the options vesting upon the completion of each year of service. The options that expire on February 4, 2009 vest over a three-year period, with 33.33% of the options vesting upon the completion of each year of service.

(2) The Company granted options to purchase 1,736,100 shares of Common Stock to employees during 1999.

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

     AGGREGATED OPTION EXERCISES IN 1999 AND FISCAL YEAR END OPTION VALUES

     The following table sets forth information regarding the exercise of stock options by the Named Executive Officers during 1999 and stock options held as of December 31, 1999 by the Named Executive Officers.

                                                           NUMBER OF SECURITIES
                                                                UNDERLYING               VALUE OF UNEXERCISED
                                                            UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                 SHARES                    AT FISCAL YEAR END(#)         AT FISCAL YEAR END(1)
                              ACQUIRED ON     VALUE     ---------------------------   ---------------------------
            NAME              EXERCISES(#)   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----              ------------   --------   -----------   -------------   -----------   -------------
John D. Fruth...............         --      $     --          --         50,000       $     --       $     --
Norwick B.H. Goodspeed......      5,000      $ 51,875     115,000        292,000       $     --       $123,000
Gregory E. Lichtwardt.......     28,406      $675,530      13,200        112,800       $     --       $ 67,500
Daniel J. Kunst.............         --      $     --     $47,200        108,800       $633,600       $384,300
John Lilley.................     20,000      $572,213      24,000        116,000       $249,210       $510,540

---------------
(1) Based on the closing price of the Company's Common Stock at December 31, 1999 ($18.875 per share) less the exercise price payable for such shares.

                             DIRECTOR COMPENSATION

     The Company does not pay cash compensation to its directors, other than reimbursement for reasonable expenses in attending meetings of the Board. The non-employee members of the Board are compensated under the Company's 1997 Directors Stock Option Plan (the "Directors Plan").

     In June 1997, the Board adopted and the stockholders approved the Directors Plan and reserved a total of 300,000 shares of the Company's Common Stock for issuance thereunder. Only members of the Board who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the Directors Plan. On August 4, 1997, the effective date of the Company's initial public offering, each eligible director (Terence M. Fruth, William R. Grant, Francis R. Tunney and Edgar J. Cummins) was granted an option to purchase 30,000 shares at an exercise price of $16.50 per share. Each eligible director who thereafter becomes a member of the Board is automatically granted an option to purchase 30,000 shares upon joining the Board. In addition, each eligible director is automatically granted an option to purchase 15,000 shares on each anniversary date of such director's initial option grant under the Directors Plan if such director has served continuously as a member of the Board since the date such director was first granted an option under the Directors Plan. On August 4, 1998, each non-employee Director was granted an option to purchase 15,000 shares of the Company's Common Stock at the exercise price of $28.75 per share. On August 4, 1999, each non-employee Director was granted another option to purchase 15,000 shares of the Company's Common Stock at an exercise prices of $19.375 per share. On November 16, 1999, Mr. Gregg was an option to purchase 30,000 shares of Company Common Stock at an exercise price per share of $18.00. As of December 31, 1999, options to purchase a total of 270,000 shares of Common Stock have been granted under the Directors Plan. All options granted under the Directors Plan vest as to 1/36 of the shares subject to the option per month commencing the month following the month of the date of grant, for so long as the optionee continues as a member of the Board or as a consultant to the Company. The exercise price of all options granted under the Directors Plan is and will be the fair market value of the Common Stock on the date of grant.

                             EMPLOYMENT AGREEMENTS

     In October 1997, Norwick B.H. Goodspeed joined the Company as its President and Chief Operating Officer pursuant to the terms of an employment agreement dated October 15, 1997. Under the employment agreement, the Company agreed to employ Mr. Goodspeed as its President and Chief Operating Officer at an initial annual base salary of $300,000. Mr. Goodspeed was paid a bonus of $87,292 and $207,000 for 1999 and 1998, respectively, and is eligible to receive a bonus of up to 50% of his annual salary for each year thereafter. In addition, Mr. Goodspeed has received an option to purchase 300,000 shares of the Company's Common Stock at an exercise price of $24.25 per share, vesting 20% per year over five years so long as Mr. Goodspeed is employed by the Company. The Company has also agreed to pay certain relocation costs and other costs associated with the sale of Mr. Goodspeed's prior residence in southern California, up to a maximum of $159,000. To date, the Company has paid $84,000 of such relocation costs. The employment agreement further provides that Mr. Goodspeed's employment will continue for a term of three years unless and until terminated by either the Company or Mr. Goodspeed.

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

     Pursuant to the terms of an employment agreement dated March 1996, the Company employed Dr. John Lilley as its Vice President, Manufacturing at an initial annual salary of L95,000. Under the employment agreement, Dr. Lilley is eligible to receive a bonus of up to 40% of his annual salary at the discretion of the Company based on the achievement of manufacturing goals and objectives established by the Company at the start of each fiscal year. In 1996, Dr. Lilley also received an option to purchase 80,000 shares of the Company's Common Stock at an exercise price of $5.03 per share. Under Dr. Lilley's employment agreement, his employment will continue unless and until either the Company or Dr. Lilley serves on the other 12 months' notice of termination, provided that the Company has the right to terminate his employment upon his 65th birthday.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of Messrs. Cummins, Grant and Tunney. There were no interlocking relationships between the Board or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. For a description of transactions between the Company and members of the Compensation Committee and entities affiliated with such members, see the discussion under "Item 13 -- Certain Relationships and Related Transactions".

     On March 20, 2000, Wesley Jessen VisionCare, Inc. ("Wesley Jessen") and the Company announced the signing of a definitive agreement and plan of merger providing for the statutory merger of the Company and Wesley Jessen upon the satisfaction of stockholder and regulatory approval, and other closing conditions (the "Merger"). See "-- Item 1 -- Business -- Recent Developments" and "-- Item 8 -- Note 21 of Notes to Consolidated Financial Statements."

     Upon the completion of this merger, the Company will pay to Edgar Cummins, a member of its board of directors and a member of the Compensation Committee, a fee equal to 3/8% of the aggregate value of the transaction, for certain consulting services related to the Merger. This agreement with Mr. Cummins also entitles him to be reimbursed for reasonable expenses incurred by him in connection with the performance of services under the letter agreement. Based on the closing trading price of Wesley Jessen's common stock on March 17, 2000, the aggregate value of the transaction would be approximately $454 million, which would entitle Mr. Cummins to be paid approximately $1.7 million by the Company under the terms of the letter agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 1, 2000, with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director and nominee, (iii) the Chief Executive Officer of the Company and each of the Company's four most highly compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers at the end of fiscal 1999 (together, the "Named Executive Officers") and (iv) all current directors and executive officers as a group.

                                                              SHARES         PERCENT OF
             5% STOCKHOLDERS, DIRECTORS AND                BENEFICIALLY      OUTSTANDING
                NAMED EXECUTIVE OFFICERS                     OWNED(1)      COMMON STOCK(1)
             ------------------------------                ------------    ---------------
John D. Fruth(2).........................................   5,016,665           21.8%
Snyder Capital Management, L.P. and affiliates(3)........   2,350,800           10.2%
FMR Corp.(4).............................................   1,756,900            7.6%
William R. Grant(5)......................................     826,468            3.6%
Galen Partners, L.P. and affiliates(6)...................     763,893            3.3%
Francis R. Tunney, Jr.(7)................................      48,515              *
Gregory E. Lichtwardt(8).................................      95,285              *
Terence M. Fruth(9)......................................     139,943              *
Daniel J. Kunst(10)......................................      60,850              *
John Lilley(11)..........................................      51,999              *
Edgar J. Cummins(12).....................................      40,801              *
Norwick B.H. Goodspeed(13)...............................     124,999              *
Terrance Gregg(14).......................................       1,000              *
All directors and executive officers as a group (11         6,406,525           27.3%
  persons)(15)...........................................

---------------
  *  Less than 1% of the Company's outstanding Common Stock

 (1) Percentage ownership is based on 22,996,495 shares outstanding as of March 1, 2000. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or will become exercisable within 60 days of March 1, 2000 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

 (2) Represents 5,000,000 shares held of record by Mr. Fruth and 16,665 shares of Common Stock that may be acquired by Mr. Fruth upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 1, 2000. The address for Mr. Fruth is c/o Ocular Sciences, Inc., 475 Eccles Ave., South San Francisco, California 94080.

 (3) Information regarding Snyder Capital Management, L.P. ("SCMLP") and its affiliates is derived from Schedule 13G filed by SCMLP and Snyder Capital Management, Inc. ("SCMI") with the Commission on August 10, 1999. The shares reported as beneficially owned by SCMLP may also be deemed to be beneficially owned by SCMI, the sole general partner of SCMLP, and Nvest Companies,

     L.P., which wholly owns SCMLP and SCMI. The address for SCMLP and SCMI is 350 California Street, Suite 1460, San Francisco, California 94104.

 (4) Information regarding FMR Corp. ("FMR") is derived from Schedule 13G filed by FMR with the Commission on February 14, 2000. Of the shares reported as beneficially owned by FMR, 1,634,600 shares may be deemed beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR ("Fidelity"), and 122,300 shares may be deemed beneficially owned by Fidelity Management Trust Company, a wholly-owned subsidiary of FMR ("FMT"). Additionally, 1,608,908 of the shares deemed beneficially owned by FMR are beneficially owned by Fidelity Low-Priced Stock Fund, an investment company for which FMR acts as investment advisor. Edward C. Johnson, 3d and Abigail P. Johnson, each individuals who may be deemed to form a controlling group with respect to FMR, may also be deemed to beneficially own the shares reported as beneficially owned by FMR. FMR's address is 82 Devonshire Street, Boston, Massachusetts 02109.

 (5) Shares owned represent 763,893 shares held of record by Galen Partners, L.P. and its affiliates, 62,575 shares of Common Stock and 38,329 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 1, 2000.

 (6) Information regarding Galen Partners, L.P. and its affiliates is derived from Schedule 13G filed by Galen Partners, L.P. with the Commission on May 13, 1999. Shares owned represent 682,584 shares held of record by Galen Partners, L.P., 70,299 shares held of record by Galen Partners International, L.P. and 11,010 shares held of record by Galen Associates, but do not include 62,575 shares of Common Stock and 38,329 shares of Common Stock that may be acquired by William R. Grant (a director of the Company) upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 1, 2000. Mr. Grant, Bruce
     F. Wesson and Rebound Investments, Inc. are the general partners of BGW Partners, L.P., the general partner of Galen Partners, L.P. and Galen Partners International, L.P. and thus may be deemed to have voting and investment power with respect to these shares. The address for these individuals and entities is c/o Galen Associates, 610 Fifth Avenue, New York, New York 10020.

 (7) Represents 186 shares held of record by Mr. Tunney, Jr. and 48,329 shares of Common Stock that may be acquired by Mr. Tunney upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 1, 2000.

 (8) Represents 63,886 shares held of record by Mr. Lichtwardt and 31,399 shares of Common Stock that may be acquired by Mr. Lichtwardt upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 1, 2000.

 (9) Represents 101,614 shares of record held by Mr. Fruth and 38,329 shares of Common Stock that may be acquired by Mr. Fruth upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 1, 2000.

(10) Represents 40,725 shares held of record by Mr. Kunst, 700 shares held in Mr. Kunst's IRA, 25 shares held in an IRA for Mr. Kunst's wife which are deemed beneficially owned by Mr. Kunst and 19,400 shares of Common Stock that may be acquired by Mr. Kunst upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 1, 2000.

(11) Represents 1,000 shares held of record by Mr. Lilley and 50,999 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 1, 2000.

(12) Represents 2,472 shares of record held by Mr. Cummins and 38,329 shares of Common Stock that may be acquired by Mr. Cummins upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 1, 2000.

(13) Represents 124,999 shares of Common Stock that may be acquired by Mr. Goodspeed upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of March 1, 2000.

(14) Represents shares held of record by Mr. Gregg.

(15) Includes the shares described in notes (2), (5), (7), (8), (9), (10), (11),
     (12), (13) and (14).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the Company's Fiscal Year ending December 31, 1999 and through the present, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company or any of its subsidiaries was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer, holder of more than 5% of the Common Stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (i) compensation agreements and related loans, which are described under the caption "Management-Employment Agreements," and (ii) the transactions described below.

                MERGER AGREEMENT AND RELATED CONSULTING SERVICES

     On March 20, 2000, Wesley Jessen VisionCare, Inc. ("Wesley Jessen") and the Company announced the signing of a definitive agreement and plan of merger providing for the statutory merger of the Company and Wesley Jessen upon the satisfaction of stockholder and regulatory approval, and other closing conditions (the "Merger"). See "-- Item 1 -- Business -- Recent Developments" and "-- Item 8 -- Note 21 of Notes to Consolidated Financial Statements."

     Upon the completion of this merger, the Company will pay to Edgar Cummins, a member of its board of directors and a member of the Compensation Committee, a fee equal to 3/8% of the aggregate value of the transaction, for certain consulting services related to the Merger. This agreement with Mr. Cummins also entitles him to be reimbursed for reasonable expenses incurred by him in connection with the performance of services under the letter agreement. Based on the closing trading price of Wesley Jessen's common stock on March 17, 2000, the aggregate value of the transaction would be approximately $454 million, which would entitle Mr. Cummins to be paid approximately $1.7 million by the Company under the terms of the letter agreement.

                              PAYMENTS TO DIRECTOR

     Fruth & Anthony, a law firm in which Terence M. Fruth, a director of the Company and the brother of John D. Fruth, the Chief Executive Officer of the Company, is a partner, has provided legal services to the Company since its formation. The Company made payments of $15,000 in 1999 to Fruth & Anthony for such legal services.

                        LOANS TO OFFICERS AND DIRECTORS

     On April 12 and 13, 1999, the Company loaned $399,000 and $751,000 to Dan Kunst and Greg Lichtwardt, respectively. Mr. Kunst is the Company's Vice President of Sales and Marketing and a director of the Company and Mr. Lichtwardt is the Company's Vice President of Finance, Chief Financial Officer and Treasurer. The loan principal and related interest was repaid to the Company by Mr. Kunst and Mr. Lichtwardt in May 1999. The interest rate on the loans was 8% per year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (A) The following documents are filed as part of this Report:

          (1) Financial Statements. The following Consolidated Financial Statements of Ocular Sciences, Inc. are incorporated by reference from Part II, Item 8 of this Form 10-K:

                                                              PAGE
                                                              ----
Consolidated Balance Sheets -- December 31, 1999 and 1998...   40
Consolidated Statements of Income -- Years Ended December
  31, 1999, 1998 and 1997...................................   41
Consolidated Statements of Stockholders' Equity -- Years
  Ended December 31, 1999, 1998 and 1997....................   42
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1999, 1998 and 1997..........................   43
Notes to Consolidated Financial Statements..................   44
Report of KPMG LLP..........................................   63

          (2) Financial Statement Schedule. The following financial statement schedule of Ocular Sciences, Inc. for the years ended December 31, 1999, 1998 and 1997 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Ocular Sciences, Inc.

                          SCHEDULE                            PAGE
                          --------                            ----
II. Valuation and Qualifying Accounts.......................   77
Report of KPMG LLP..........................................   80

     Other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the Notes thereto.

     (B) Reports on Form 8-K:

     None.

     (C) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.01..   Form of Agreement and Plan of Merger by and between O.S.I.
          Corporation, a California corporation, and Registrant+
 3.01..   Registrant's Certificate of Incorporation+
 3.03..   Form of Registrant's Restated Certificate of Incorporation+
 3.04..   Registrant's Bylaws+
 4.01..   Registration Rights Agreement dated as of October 30, 1992 by and among the Registrant and the other parties listed on the signature pages thereto+

  4.02   Amendment to Registration Rights Agreement and Shareholders' Agreement dated as of
         February 27, 1997 by and among the Registrant and the other parties listed on the signature pages thereto+
10.01... Registrant's 1989 Stock Option Plan adopted July 21, 1989, as amended November 30, 1994+*
10.02... Registrant's 1997 Equity Incentive Plan+*
10.03... Registrant's 1997 Directors Stock Option Plan+*
10.04... Registrant's 1997 Employee Stock Purchase Plan+*
10.05... Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers+*

 10.06   Settlement Agreement and Release dated as of February 27, 1997 between Aspect Vision Care
         Ltd., New Focus Health Care Ltd., Geoffrey Galley, Anthony Galley, Barrie Bevis, Albert
         Morland, Ivor Atkinson and Wilfred Booker, Sciences Ltd., O.S.I. Corporation and John Fruth+#
10.07... Amendment to Settlement Agreement and Release dated as of February 27, 1997 between the parties to the Settlement Agreement and Contact Lens Technologies Ltd+
10.08... Patent License Agreement dated February 27, 1997 by and between Ocular Sciences Ltd. and certain persons referred to therein as the Patent Owners+
10.09... Employment Agreement dated March 27, 1996 by between John Lilley and O.S.I. Corporation+*
10.10... Lease for 475 - 479 Eccles Avenue dated May 18, 1995, between Stanley D. McDonald, Norman H.
         Scherdt, Herbert A. West and McDonald Ltd. as "Landlord" and O.S.I. Corporation as "Tenant"+
10.11... Lease for Santa Isabel, Puerto Rico Kingdom dated September 14, 1984, between The Puerto Rico
         Industrial Development Company as "Landlord" and O.S.I. Puerto Rico Corporation as "Tenant,"
         as amended+
10.12... Counterpart Underlease of Distribution Depot dated November 30, 1995 among Boots the Chemist
         Limited as "Landlord," Ocular Sciences Limited as "Tenant" and O.S.I. Corporation as
         "Guarantor"+
10.13... Amended and Restated Credit Agreement among Ocular Sciences, Inc., Ocular Sciences Puerto
         Rico, Inc. and Comerica Bank -- California dated November 7, 1997 and exhibits thereto[X]
10.14... Amendment Number Two to Amended and Restated Credit Agreement among Ocular Sciences, Inc.,
         Ocular Sciences Puerto Rico, Inc. and Comerica Bank -- California, dated April 27, 1999[Z]
10.15... Amendment Number Three to Amended and Restated Credit Agreement among Ocular Sciences, Inc.,
         Ocular Sciences Puerto Rico, Inc. and Comerica Bank -- California, dated June 28, 1999[Z]
10.16... Amendment Number Four to Amended and Restated Credit Agreement among Ocular Sciences, Inc.,
         Ocular Sciences Puerto Rico, Inc. and Comerica Bank -- California, dated October 14, 1999[A]
10.17... Inter-Company Loan Agreement among Ocular Sciences, Inc., and Precision Lens Manufacturing
         and Technology, Inc., dated March 1, 1999[Z]
10.18... Amended and Restated Inter-Company Loan Agreement among Ocular Sciences, Inc., and Precision
         Lens Manufacturing and Technology, Inc., dated June 1, 1999
10.19... Employment Agreement dated October 15, 1997 between Norwick Goodspeed and the Company[X]*
10.20... Lease of Unit 10 The Quadrangle Abbey Park Industrial Estate Romsey Hampshire dated August
         19, 1997 between Ocular Sciences Limited and The Royal Bank of Scotland plc[X]
10.21... Construction and Lease Contract dated June 29, 1998 between Ocular Sciences Puerto Rico, Inc.
         and Puerto Rico Industrial Development Company [Y]
10.22... First Amendment to Lease for 475 - 479 Eccles Avenue dated January 25, 1999, between Stanley
         D. McDonald, Mary Lee Scheidt, Herbert A. West, and McDonald Ltd. as "Landlord" and O.S.I.
         Corporation as "Tenant"

 10.23   Lease of Unit One School Lane Chandlers Ford Industrial Estate Chandlers Ford Hampshire dated
           May 20, 1999 between Ocular Sciences UK Limited, Ocular Sciences, Inc. and Le Gallais' Real
                                                                            Estates (Overseas) Limited
10.24... Consulting agreement between Ed Cummins and Ocular Sciences, Inc.
10.25... Agreement and Plan of Merger dated March 19, 2000, among Wesley Jessen VisionCare Inc., and
         OSI Acquisition Corp. and Ocular Sciences, Inc.[B]

 21.01   List of Subsidiaries
23.02... Consent of KPMG LLP, Independent Certified Public
         Accountants
24.01... Power of Attorney (see page 78 of this Form 10-K))
27.01... Financial Data Schedule

---------------

 # Confidential treatment has been requested from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.
 + Incorporated by reference from the Company's registration statement on Form S-1, file no. 333-27421.
[X] Incorporated by reference from the Company's registration statement on Form S-1, file no. 333-46669.
[ Y ] Incorporated by reference from the Company's 1998 Form 10-K, filed with the SEC on March 30, 1999.
[ Z ] Incorporated by reference from the Company's Form 10-Q, filed with the SEC on August 13, 1999.
[ A ] Incorporated by reference from the Company's Form 10-Q, filed with the SEC on November 15, 1999.
[ B ] Incorporated by reference from the Company's Form 13D, filed with the SEC on March 29, 2000.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                    ADDITIONS
                                      BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                      BEGINNING     COSTS AND       OTHER                        END
                                      OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS    OF PERIOD
                                      ----------    ----------    ----------    ----------    ----------
YEAR ENDED DECEMBER 31, 1999
Allowance for sales returns and
  doubtful accounts receivable....      2,085            12           --           (423)(1)     1,674
Provision for excess and obsolete
  inventory.......................      2,652           702           --           (663)(2)     2,691

YEAR ENDED DECEMBER 31, 1998
Allowance for sales returns and
  doubtful accounts receivable....      1,655           880           --           (450)(1)     2,085
Provision for excess and obsolete
  inventory.......................      2,171         1,129           --           (648)(2)     2,652

YEAR ENDED DECEMBER 31, 1997
Allowance for sales returns and
  doubtful accounts receivable....      1,451           968           --           (764)(1)     1,655
Provision for excess and obsolete
  inventory.......................      2,242           893           --           (964)(2)     2,171

---------------
(1) Uncollectible accounts written off, net of recoveries.

(2) Discontinued, expired, damaged and scrap inventory.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 30th day of March, 2000.

                                          OCULAR SCIENCES, INC.

                                          By:   /s/ GREGORY E. LICHTWARDT
                                            ------------------------------------
                                                   Gregory E. Lichtwardt
                                                Vice President, Finance and
                                                  Chief Financial Officer

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

                           NAME                                        TITLE                  DATE
                           ----                                        -----                  ----
               PRINCIPAL EXECUTIVE OFFICER:

                /s/ NORWICK B.H. GOODSPEED                    Chief Executive Officer    March 30, 2000
-----------------------------------------------------------        and President
                  Norwick B.H. Goodspeed

   PRINCIPAL FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER:

                 /s/ GREGORY E. LICHTWARDT                    Vice President, Finance    March 30, 2000
-----------------------------------------------------------     and Chief Financial
                   Gregory E. Lichtwardt                              Officer

                        DIRECTORS:

                     /s/ JOHN D. FRUTH                        Chairman of the Board of   March 30, 2000
-----------------------------------------------------------          Directors
                       John D. Fruth

                   /s/ EDGAR J. CUMMINS                               Director           March 30, 2000
-----------------------------------------------------------
                     Edgar J. Cummins

                   /s/ TERENCE M. FRUTH                               Director           March 30, 2000
-----------------------------------------------------------
                     Terence M. Fruth

                           NAME                                        TITLE                  DATE
                           ----                                        -----                  ----
                   /s/ WILLIAM R. GRANT                               Director           March 30, 2000
-----------------------------------------------------------
                     William R. Grant

                    /s/ TERRANCE GREGG                                Director           March 30, 2000
-----------------------------------------------------------
                      Terrance Gregg

                    /s/ DANIEL J. KUNST                               Director           March 30, 2000
-----------------------------------------------------------
                      Daniel J. Kunst

                /s/ FRANCIS R. TUNNEY, JR.                            Director           March 30, 2000
-----------------------------------------------------------
                  Francis R. Tunney, Jr.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ocular Sciences, Inc.:

     Under date of February 2, 2000 we reported on the consolidated balance sheets of Ocular Sciences, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

San Francisco, California
February 2, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.18    Amended and Restated Inter-Company Loan Agreement among
          Ocular Sciences, Inc., and Precision Lens Manufacturing and
          Technology, Inc., dated June 1, 1999
 10.22    First Amendment to Lease for 475 - 479 Eccles Avenue dated
          January 25, 1999, between Stanley D. McDonald, Mary Lee
          Scheidt, Herbert A. West, and McDonald Ltd. as "Landlord"
          and O.S.I. Corporation as "Tenant"
 10.23    Lease of Unit One School Lane Chandlers Ford Industrial
          Estate Chandlers Ford Hampshire dated May 26, 1999 between
          Ocular Sciences UK Limited, Ocular Sciences, Inc. and Le
          Gallais' Real Estates (Overseas) Limited
 10.24    Consulting agreement between Ed Cummins and Ocular Sciences,
          Inc.
 21.01    List of Subsidiaries
 23.02    Consent of KPMG LLP, Independent Certified Public
          Accountants
 27.01    Financial Data Schedule