Form 10-Q
period 2000-03-31
OCULAR SCIENCES INC /DE/
filed 2000-05-08
CIK 882484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ______ to ______

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



As of April 24, 2000, there were outstanding 23,055,825 shares of the Registrant's Common Stock, par value $0.001 per share.

                              OCULAR SCIENCES, INC.

                                      INDEX

                                                                                         Page
                                                                                         ----
PART  I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               Condensed Consolidated Balance Sheets -
               March 31, 2000 and December 31, 1999                                        3

               Condensed Consolidated Statements of Income -
               Three Months  Ended March 31, 2000 and 1999                                 4

               Condensed Consolidated Statements of Cash Flows - Three
               Months Ended March 31, 2000 and 1999                                        5

               Notes to Condensed Consolidated Financial Statements                        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                       19


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 19

         SIGNATURES                                                                       21

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                              OCULAR SCIENCES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS) - (UNAUDITED)
                        (In thousands, except share data)


                                                                              March 31,       December 31,
                                                                                2000             1999
                                                                              ---------        ---------
ASSETS

Current Assets:
     Cash and cash equivalents                                                $  13,701        $  10,053
     Restricted cash                                                                426              429
     Short-term investments                                                      24,557           28,389
     Accounts receivable, less allowance for sales returns and doubtful
         accounts of $1,789 and $1,674 for 2000 and 1999, respectively           33,883           34,556
     Inventories                                                                 18,422           15,728
     Loans to officers and employees                                                 75              113
     Prepaid expenses and other current assets                                   16,230           15,043
                                                                              ---------        ---------
              Total Current Assets                                              107,294          104,311

Property and equipment, net                                                     108,473          102,591
Intangible assets, net                                                            7,375            7,617
Long-term investments                                                             6,125            7,630
Other assets                                                                        166              166
                                                                              ---------        ---------
              Total Assets                                                    $ 229,433        $ 222,315
                                                                              =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                         $   8,899        $   7,191
     Accrued liabilities                                                         21,468           23,065
     Current portion of long-term debt                                            1,220            1,214
                                                                              ---------        ---------
                  Total Current Liabilities                                      31,587           31,470
     Deferred income taxes                                                        4,966            5,008
     Long-term debt, less current portion                                         2,091            2,228
                                                                              ---------        ---------
              Total Liabilities                                                  38,644           38,706


Stockholders' Equity:
     Common stock, $0.001 par value; 80,000,000
        shares authorized; 23,051,555 and 22,953,985 shares
        issued and outstanding for 2000 and 1999, respectively                       23               23
     Additional paid-in capital                                                  81,484           81,249
     Retained earnings                                                          110,293          103,160
     Accumulated other comprehensive income                                      (1,011)            (823)
                                                                              ---------        ---------
              Total Stockholders' Equity                                        190,789          183,609
                                                                              ---------        ---------

              Total Liabilities and Stockholders' Equity                      $ 229,433        $ 222,315
                                                                              =========        =========


     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                 (In thousands, except share and per share data)


                                                       Three months ended
                                                            March 31,
                                                --------------------------------
                                                    2000                1999
                                                ------------        ------------
Net sales                                       $     43,442        $     37,009
Cost of sales                                         16,967              12,332
                                                ------------        ------------
         Gross profit                                 26,475              24,677

Selling and marketing expenses                        11,422              10,011
General and administrative expenses                    5,042               5,317
Research and development expenses                        976                 564
                                                ------------        ------------
         Income from operations                        9,035               8,785

Interest expense
                                                        (277)                (75)
Interest income                                          501                 556
Other income (expense), net                                5                (158)
                                                ------------        ------------
         Income before taxes                           9,264               9,108

Income taxes                                          (2,131)             (2,453)
                                                ------------        ------------
         Net Income                             $      7,133        $      6,655
                                                ============        ============
Net income per share data:

       Net income per share basic               $       0.31        $       0.29
                                                ============        ============

       Net income per share diluted             $       0.31        $       0.29
                                                ============        ============

       Weighted average common
             shares outstanding                   23,004,744          22,627,032

      Weighted average dilutive potential
             common shares under the
             treasury stock method                   332,162             700,334
                                                ------------        ------------

       Total weighted average common
            and dilutive potential common
            shares outstanding                    23,336,906          23,327,366
                                                ============        ============


     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (In thousands)

                                                                       Three months ended March 31,
                                                                        ------------------------
                                                                          2000            1999
                                                                        --------        --------
Cash flows from operating activities:
     Net income                                                         $  7,133        $  6,655
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization                                     2,602           1,623
         Income tax benefits from stock options exercised                      -             232
         Provision for sales returns and doubtful accounts                   224             157
         Provision for excess and obsolete inventory                         185             244
         Provision for damaged and scrap products                             38             138
         Exchange loss                                                        42             105
      Changes in operating assets and liabilities:
         Accounts receivable                                                 353           2,934
         Inventories                                                      (3,027)         (2,794)
         Prepaid expenses, other current and non-current assets           (1,209)           (956)
         Accounts payable                                                  1,731           1,708
         Accrued liabilities                                              (1,557)           (888)
         Income and other taxes payable                                       (3)          2,119
                                                                        --------        --------

                  Net cash provided by operating activities                6,512          11,277
                                                                        --------        --------

Cash flows from investing activities:
       Purchase of property and equipment                                 (8,111)        (13,939)
       Purchase of short and long-term investments                        (6,607)         (8,050)
       Sales and maturities of short and long-term investments            11,984           8,150
       (Deposits to) payments from restricted cash                            (3)             53
                                                                        --------        --------

                  Net cash used in investing activities                   (2,737)        (13,786)
                                                                        --------        --------

Cash flows from financing activities:
       Repayment of long-term debt                                          (127)            (95)
       Proceeds from issuance of common stock                                235             201
                                                                        --------        --------

                  Net cash provided by financing activities                  108             106

Effect of exchange rate changes on cash and cash equivalents                (235)             25
                                                                        --------        --------
                         Net increase (decrease) in cash and cash          3,648          (2,378)
                         equivalents

Cash and cash equivalents at beginning of period                          10,053          26,520
                                                                        --------        --------

Cash and cash equivalents at end of period                              $ 13,701        $ 24,142
                                                                        ========        ========


     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PREPARATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial condition as of March 31, 2000 and the results of its operations, its changes in other comprehensive income, and its cash flows for the three month periods ended March 31, 2000 and 1999. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, including notes thereto, included in the Company's Annual Report on Form 10-K. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - INVENTORIES

        Inventories consisted of the following (in thousands):

                        March 31,       December 31,
                          2000              1999
                         -------          -------
Raw materials            $ 5,007          $ 3,906
Work in process            1,905            1,344
Finished goods            11,510           10,478
                         -------          -------

                         $18,422          $15,728
                         =======          =======



NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

        Prepaid expenses and other current assets consisted of the following (in thousands):


                              March 31,      December 31,
                                2000            1999
                               -------          -------
Refundable taxes               $ 8,143          $ 6,530
Deferred income taxes            4,105            4,115
Prepaid expenses                 2,650            1,918
Other current assets             1,332            2,480
                               -------          -------
                               $16,230          $15,043
                               =======          =======

Accrued liabilities consisted of the following (in thousands):


                                                     March 31,       December 31,
                                                       2000              1999
                                                      -------          -------
Accrued expenses                                      $11,405          $11,050
Accrued cooperative merchandising allowances            5,971            8,510
Accrued value added taxes                               2,970            2,371
Deferred income taxes                                     504              512
Income taxes payable                                      618              622
                                                      -------          -------
                                                      $21,468          $23,065
                                                      =======          =======

NOTE 4 - PENDING MERGER AGREEMENT

        On March 20, 2000, Wesley Jessen VisionCare, Inc. ("Wesley Jessen") and the Company announced the signing of a definitive agreement and plan of merger (the "Merger") providing for the statutory merger of the Company and Wesley Jessen upon the satisfaction of stockholder and regulatory approval, and other closing conditions and therefore there can be no assurance if and when the Merger will close.

        On March 23, 2000, Bausch & Lomb, Inc. ("Bausch & Lomb") made an unsolicited offer to acquire Wesley Jessen in a transaction that would not include the Company. Wesley Jessen has formally rejected Bausch & Lomb's offer, and Bausch & Lomb has initiated a tender offer for Wesley Jessen shares, worth $34 a share. On April 10, 2000 Wesley Jessen agreed to hold exploratory talks with Bausch & Lomb, which could threaten the planned Merger of Wesley Jessen and the Company.

        In connection with the foregoing activities, as discussed in Part II,
Item 1 (Legal Proceedings), Bausch & Lomb has sued Wesley Jessen, its directors, and the Company, in the Court of Chancery of Delaware. The Company has commenced a lawsuit against Bausch & Lomb in California Superior Court for intentional and negligent interference with contractual relations, and unfair competition. Additionally, the Company and certain of its directors have been named in a suit filed in California Superior Court, by a shareholder seeking class action status for breach of fiduciary duties. The complaint seeks damages in an unspecified amount and injunctive relief related to the Wesley Jessen transaction.

NOTE 5 - RELATED PARTY AGREEMENTS

        If the Merger is consummated, the Company will pay to Edgar Cummins, a member of its board of directors and a member of the Compensation Committee, a fee equal to 3/8% of the aggregate value of the transaction, under a letter agreement for certain consulting services provided to the Company by Mr. Cummins related to the Merger. This agreement with Mr. Cummins also entitles him to be reimbursed for reasonable expenses incurred by him in connection with the performance of services under the letter agreement.

        The Company has also entered into a separate consulting agreement with Mr. Cummins to act as the Company's interim Chief Financial Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve risks and uncertainties, including the impact of the uncertainties surrounding the proposed merger with Wesley Jessen, intense competition, manufacturing capacity constraints, dependence on key personnel, trade practice litigation, fluctuations in operating results, risks related to international operations, the management of growth, new products and technological change, interruption of manufacturing operations, regulatory action, product liability and recall, influence by existing stockholders, certain anti-takeover provisions and the other risks detailed below, including in the section labeled "Factors That May Affect Future Results," and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Various sentences within this Form 10-Q contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "future", "intends", "would", "may" and similar expressions are intended to identify forward-looking statements, although they are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Net Sales

                                                    Three Months Ended March 31,
                                      -------------------------------------------------------
                                         2000                  1999                % Change
                                      -----------           -----------           -----------
U.S.                                  $31,218,000           $28,045,000                 11.3%
As a percentage of net sales                 71.9%                 75.8%
International                         $12,224,000           $ 8,964,000                 36.4%
As a percentage of net sales                 28.1%                 24.2%
                                      -----------           -----------           -----------
Net sales                             $43,442,000           $37,009,000                 17.4%

        Net sales represents gross sales less allowances for returns, trial set and prompt payment discounts. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. The growth in net sales from the quarter ended March 31, 1999 to the quarter ended March 31, 2000 was primarily due to increased sales of the Company's lenses marketed for daily and weekly replacement regimens. Unit sales growth of the Company's lenses marketed for disposable replacement regimens increased 31.8% from the first quarter of 1999 to the first quarter of 2000. A significant portion of such growth came from international sales, which grew faster than domestic sales due primarily to increased sales of lenses marketed for daily and weekly disposable regimens in Europe and Asia. Unit growth of the Company's international sales increased 64.1% from the quarter ended March 31, 1999 to the quarter ended March 31, 2000. The Company ended the quarter with an order backlog of $5.7 million, in certain of its product lines, which represented an increase of $1.2 million from the previous quarter. This order backlog is a result of manufacturing capacity constraints related primarily to the new automated production equipment in the Company's U.K. and Puerto Rico facilities. See --- Factors That May Affect Future Results --- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

        The Company's overall average selling price declined 9.3% from the quarter ended March 31, 1999 to the quarter ended March 31, 2000, primarily as a result of the greater mix of lower priced international distributor sales. The overall average selling price in the quarter ended March 31, 2000 was 6% higher than that of the previous quarter, due primarily to the limited shipments of lenses marketed for daily disposable regimens in the first quarter of 2000, which continue to be on allocation. The Company expects that the overall average selling price that it realizes across its products will continue to decline over time because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens, particularly lenses marketed for daily disposal, and, (ii) increases in products sold internationally to distributors at prices lower than direct sales prices in the U.S.

Gross Profit

                                                     Three Months Ended March 31,
                                      -------------------------------------------------------------
                                           2000                   1999                  % Change
                                      -------------           -------------           -------------
Gross profit                          $  26,475,000           $  24,677,000                     7.3%
As a percentage of net sales                   60.9%                   66.7%

        Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, and amortization of certain intangible assets. The dollar increase in gross profit from the quarter ended March 31, 1999 compared to the quarter ended March 31, 2000 was due primarily to increased net sales. Gross profit as a percentage of sales in the quarter ended March 31, 2000 decreased from the comparable period in 1999 due to reductions to the Company's average selling prices, as discussed in "Net Sales" and higher production costs. The higher production cost in the quarter was due to increased overhead costs and limited production volume from the Company's new manufacturing facility in Juana Diaz, Puerto Rico, which commenced commercial production for the U.S. when it received FDA approval in December 1999. The Company expects per unit cost reductions as production volume increases as more production lines are implemented in this new P.R. facility. Additionally, the Company is in the process of adding new, automated production equipment at both its U.K. and P.R. facilities, which are designed to further reduce its per unit cost of production over time, although such cost reductions may not be seen until future periods. The first automated line was FDA validated in the U.K. in mid-January 2000. The Company expects that the initial production volume from this first automated line and subsequent lines will be somewhat limited, and that the full reduction in production cost per unit will not be achieved until these automated lines have been operating 15 to 18 months. See "Factors That May Affect Future Results --- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations." As the Company expects that its overall average selling price will continue to decline over time due to product and geographic mix shift, as discussed above in "Net Sales", the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margin percentage. The Company believes that the decline in average selling price, as sales of lower average selling price lenses marketed for daily replacement regimens increase, will exceed the rate of decline in production cost in the near term and accordingly, the Company would expect its gross profit margin percentage to be lower over at least the next quarter. See "Factors That May Affect Future Results --- Fluctuations in Operating Results; Decreasing Average Sales Prices."

Selling and Marketing Expenses

                                                         Three Months Ended March 31,
                                        -------------------------------------------------------------
                                            2000                    1999                  % Change
                                        -------------           -------------           -------------
Selling and marketing expenses          $  11,422,000           $  10,011,000                    14.1%
As a percentage of net sales                     26.3%                   27.1%


        Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eyecare practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. Such activities may include, but are not limited to advertising, in-office promotion, displays and mailings. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. The increase in sales and marketing expenses from the quarter ended March 31, 1999 to the quarter ended March 31, 2000 resulted primarily from cooperative merchandising allowances and additional sales and marketing expenses related to the Company's newly acquired Australian distributor. The decrease in selling and marketing expenses as a percentage of net sales from the first quarter ended March 31, 1999 to the same quarter in 2000, was due primarily to the greater mix of international sales to U.S. sales. International sales are typically sold through distributors and therefore require less sales and marketing expenditure. The Company believes selling and marketing expenses, particularly cooperative merchandising allowances will grow in absolute dollars and as a percentage of sales.

General and Administrative Expenses

                                                           Three Months Ended March 31,
                                             ----------------------------------------------------------
                                                 2000                   1999                % Change
                                             ------------           ------------           ------------
General and administrative expenses          $  5,042,000           $  5,317,000                   (5.2%)
As a percentage of net sales                         11.6%                  14.4%


        General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative personnel, professional services, consultants' fees and non-manufacturing depreciation and facilities costs. General and administrative expenses decreased both in dollars and as a percentage of sales. The decrease was due primarily to one-time legal and consulting expenditures in 1999, related to the implementation of the Company's new operating structure and higher 1999 management bonuses, salaries and benefits. The Company believes that if net sales grow, its general and administrative expenses will increase in absolute dollars, but will decrease as a percentage of net sales on an annualized basis.

Research and Development Expenses


                                                       Three Months Ended March 31,
                                           ----------------------------------------------------
                                              2000                 1999               % Change
                                           ----------           ----------           ----------
Research and development expenses          $  976,000           $  564,000                 73.0%
As a percentage of net sales                      2.2%                 1.5%


        Research and development expenses are comprised primarily of consulting costs for research and development personnel and in-house labor related to manufacturing process and new product development. The increase from the quarter ended March 31, 1999 to the quarter ended March 31, 2000, both in dollars and as a percentage of revenue, was primarily due to expenditures related to activities in connection with new product development and the hiring of the new Vice President of Research and Development in accordance with the Company's initiative to invest in new product development. Research and development expenses may fluctuate based on the timing of new product development projects.

Interest and Other Income, Net

                                                    Three Months Ended March 31,
                                        ----------------------------------------------------
                                           2000                 1999               % Change
                                        ----------           ----------           ----------
Interest and other income, net          $  229,000           $  323,000                (29.1%)
As a percentage of net sales                   0.5%                 0.9%

        The decrease in interest and other income, net from the quarter ended March 31, 1999 to the quarter ended March 31, 2000 resulted primarily from interest on certain tax payments made in the first quarter of 2000.

Income Taxes

                                         Three Months Ended March 31,
                            ----------------------------------------------------------
                                2000                   1999                 % Change
                            ------------           ------------           ------------
Income taxes                $  2,131,000           $  2,453,000                  (13.1%)
Effective tax rate                  23.0%                  26.9%

        The Company's lower effective tax rate for the quarter ended March 31, 2000 was a result of an increase in the earnings from the Company's Puerto Rican operations, which are partially exempt from U.S. taxation and the implementation of a new operating structure in March of 1999, which increased the Company's foreign earnings that are taxed at lower tax rates. The Company anticipates that it will continue to benefit from the favorable effect of the Puerto Rican partial exemption through 2001, with limited exemption during the transition period from 2002 through 2006, when the benefit will expire under the current provisions of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2000, the Company had cash and cash equivalents of $13.7 million compared to cash and cash equivalents of $10.1 million at December 31, 1999. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities and net sales and maturities of short and long-term investments partially offset by purchases of property and equipment. Working capital increased from $72.8 million at December 31, 1999 to $75.7 million at March 31, 2000. The increase in working capital was due primarily to the increase in inventories.

        In the first three months of 2000, net cash provided by operating activities of $6.5 million, was derived principally from net income of $7.1 million, adjusted for depreciation and amortization of $2.6 million, and a net decrease from operating accounts of $3.7 million as a result of increases in inventory and prepaid expenses and other assets, offset by a decrease in accounts receivable and increases to vendors payable.

        Net cash used in investing activities in the first three months of 2000 was $2.7 million, related to $8.1 million of purchases of property and equipment offset with $5.4 million net sales and maturities of short and long-term investments. The Company anticipates that capital expenditures will be approximately $45.0 million in 2000 (including $8.1 million in the first quarter) as the Company continues to invest in the implementation and development of automated production equipment at its manufacturing facilities. However, the amount of capital expenditures may increase or decrease, as the Company may accelerate or delay the implementation of the automated production equipment based on market conditions and demand for its products. See "Factors That May Affect Future Results --- Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations."

        Net cash provided by financing activities in the first quarter of 2000 was $108,000. The slight increase in comparison to the first quarter of 1999 of $106,000 was due to the increase in proceeds from issuances of common stock offset against the increase in repayments of long-term debt.

        In addition to cash, cash equivalents and short and long-term investments, the Company has a credit facility with Comerica Bank - California. Under the Comerica Credit Agreement, the Company and its subsidiary Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") can borrow up to an aggregate of $25.9 million. The Comerica Credit Agreement provides for up to $20.0 million of revolving credit loans to the Company and up to $10.0 million of term loans to Ocular Sciences Puerto Rico. Revolving credit borrowings under the Comerica Credit Agreement bear interest at the bank's base rate or at 1.00% to 1.25% above the eurodollar rate, and term loans bear interest at the bank's base rate or at 1.25% to 1.50% above the eurodollar rate, in each case with the applicable margin over the eurodollar rate depending on the Company's ratio of debt to tangible net worth. As of March 31, 2000, there were no revolving credit loans outstanding under the Comerica Credit Agreement and $2.3 million of term loans outstanding with the remaining $7.7 million of term loans available to finance the construction and development of the Company's planned new Puerto Rican manufacturing facility. On

October 14, 1999, the Company amended this credit agreement whereby the conversion date of the Ocular Sciences Puerto Rico term loan was extended to April 30, 2000. The term loan facility's negotiated rate option is available only after May 1, 2000. The Company has decided not to utilize the negotiated rate option. On May 1, 2000, the then outstanding term loan became payable in eighteen quarterly installments of $300,000, beginning July 31, 2000, with any balance to be paid on October 31, 2004. The Company is required to maintain minimum ratios of debt to tangible net worth and of current assets to current liabilities, and a minimum tangible net worth. Borrowings under the Comerica Credit Agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding capital stock of the Company's Barbados and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other's borrowings under the Comerica Credit Agreement.

        The Company believes that its current cash and cash equivalents and short and long-term investments, further borrowings available under its credit facilities and its anticipated net cash flow from operations, will be sufficient to meet its anticipated cash needs for working capital, contractual commitments and capital expenditures for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues.

        In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions involving Stock Compensation". This Interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Interpretation is effective for July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

        The Company does not expect a material impact from implementation of SAB No. 101 and FIN No. 44 on its financial position, results of operations and cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        The Company's future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and elsewhere in this Report.

        Merger with Wesley Jessen. On March 20, 2000, the Company and Wesley Jessen VisionCare, Inc. entered into an Agreement and Plan of Merger pursuant to which the Company and Wesley Jessen agreed to merge. On March 23, 2000, Bausch & Lomb, Inc. made an unsolicited offer to acquire Wesley Jessen in a transaction that would not include the Company. Wesley Jessen has rejected the Bausch & Lomb offer, and Bausch & Lomb has initiated a tender offer for Wesley Jessen shares. On April 10, 2000, Wesley Jessen agreed to hold exploratory talks with Bausch & Lomb. In connection with the foregoing activities, Bausch & Lomb has sued Wesley Jessen, the Company and others in Delaware Chancery Court, and the Company has sued Bausch & Lomb in California Superior Court. Additionally, the Company and its directors have been named in a suit filed in California Superior Court, by a shareholder seeking class action status for breach of fiduciary duties and injunctive relief.

        There is significant uncertainty as to whether the Merger will be consummated. Among other things, the Merger is subject to various conditions, including the approval of both companies' shareholders. Additionally, either company can terminate the merger agreement under specified circumstances. If the Merger is consummated, then the stockholders of the Company will become stockholders of Wesley Jessen, and will be subject to the risks attendant to ownership of stock in that company, including risks related to the integration of two companies with different headquarter locations, product lines, manufacturing facilities and management teams.

        If the Merger is not consummated, the Company will face the uncertainties of continuing as an independent enterprise, following extended planning for and implementation of strategies tied to, the unconsummated Merger, and concomitant effects on the Company's relationships with its customers, suppliers and employees, as well as the increased legal and professional fees related to the Merger negotiations. Additionally, if Bausch & Lomb or another competitor of the Company acquires Wesley Jessen, the Company will likely face increased competition in the market by the combined entity. In any event, the litigation in which the Company is now involved can be costly and time consuming and the results cannot be predicted with certainty.

        Intense Competition. The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. The Company's products compete with products offered by a number of larger companies including Johnson & Johnson, Ciba ("Ciba"), Bausch & Lomb, Inc., Wesley Jessen and The Cooper Companies, Inc. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. For example, Bausch & Lomb has announced its intention of introducing a new weekly disposable lens in mid-2000, which they claim is produced from a low-cost manufacturing platform. The Company's competitors could also reduce prices to increase sales volumes necessary so as to utilize their capacity, or for other reasons. Price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to either match the competitor's pricing plan or reduce its prices in response. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. Any significant decrease in the Company's costs per lens will depend, in part, on the Company's ability to increase its sales volume and production capacity. There can be no assurance that the Company will be able to continue to increase its sales volume or reduce it per unit production costs. In response to competition, the Company may also increase cooperative merchandising allowances or otherwise increase spending, which may adversely affect its business, financial condition and results of operations. The failure of the Company to respond to competitive pressures, and particularly price competition, in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "-Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

        The market for contact lenses is shifting from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens. The weekly disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue product produced by Johnson & Johnson. The Company believes that the per unit production costs of Johnson & Johnson and certain of the Company's other competitors are currently lower than those of the Company. The Company introduced a lens marketed for daily disposal in Japan and Europe in early 1999. The Company's ability to enter and to compete effectively in the daily market will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs. Additionally, over the past 18 months, the growth rate of U.S. market demand has slowed. Should such trend worsen, it could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company believes that its manufacturing process technology, lens designs and marketing strategies differentiate it from its leading competitors. However, there can be no assurance that competitors will not adopt technologies, lens designs or marketing strategies that are similar or superior to those used by the Company. Any such action by competitors could have a material adverse effect on the Company's business, results of operations and financial condition. In this regard, Cooper's acquisition of Aspect Vision Care Ltd. in December 1997 has given them the ability to market in the

U.S. a new line of contact lenses for weekly and monthly replacement regimens that utilize a manufacturing molding process technology that is based in part on technology also licensed to and used by the Company. Additionally, Johnson & Johnson has recently introduced a new lens marketed for weekly replacement, referred to as Acuvue 2, which Johnson & Johnson claims has superior comfort and handling than their original Acuvue lens, and Bausch & Lomb has plans to introduce a weekly disposable lens in mid-2000.

        The Company also encounters competition from manufacturers of eyeglasses and from alternative technologies, such as surgical refractive procedures (including new refractive laser procedures such as PRK, or photo refractive keratectomy, and LASIK, or laser in situ keratomileusis). If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could reduce the demand for contact lenses. Accordingly, there can be no assurance that these procedures, or other alternative technologies that may be developed in the future, will not cause a substantial decline in the number of contact lens wearers and thus have a material adverse effect on the Company's business, financial condition and results of operations.

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

        To this end, the Company is currently adding new, highly automated production technology at its facilities in the United Kingdom and Puerto Rico to increase its manufacturing capacity and reduce its per unit manufacturing costs. However, there can be no assurance that the Company will be able to implement this automated technology on a timely basis or that the automated technology will operate as efficiently as expected. The Company has encountered delays in implementing the first line of this automated technology and there can be no assurance that it will not encounter significant delays and difficulties in the future as the Company intends to add additional lines. For example, suppliers could miss their equipment delivery schedules, new automated equipment could improve less rapidly than expected, if at all, or the equipment or processes could require longer design time than anticipated, or redesigning after installation. The delays in implementing the first automated line, have caused the Company difficulties in meeting customer demand in certain of its products, which resulted in an order backlog of $5.7 million at the end of the first quarter of 2000, and the delay of the introduction of new products. Further delays may increase the Company's level of backorders and impact the Company's ability to meet revenue projections. The new production technology will involve processes and equipment with which the Company and its personnel are not experienced. Difficulties experienced by the Company in automating its manufacturing process could impair the Company's ability to reduce its per unit production costs and to compete in the weekly and daily disposable replacement market and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company currently expects that through the end of 2001, it will invest approximately $30.7 million in capital expenditures on automated production equipment in the United Kingdom and Puerto Rico facilities and expects to continue to invest in additional automated production lines after this period. The Company intends to finance these capital expenditures with net cash provided by operating activities, existing cash balances and borrowings under its credit facilities.

        The Company is currently experiencing space constraints at its Puerto Rican facility. The Company is in the process of relocating its Puerto Rican manufacturing operations to a substantially larger new facility that has been constructed to the Company's specifications and leased to the Company by the Puerto Rico Industrial Development Company. Relocation costs will be expensed as incurred. The facility has been inspected by the U.S. Food and Drug Administration and approval has been obtained to manufacture extended wear lenses. The Company currently expects that the Company's occupancy will be phased in and completed over the next ten months. The Company's occupancy of a new facility and implementation of the new automated production technology will result in new fixed and operating expenses, including substantial increases in depreciation expense that will increase the Company's cost of sales. If revenue levels do not increase sufficiently to offset these new expenses, the Company's operating results could be materially adversely affected. There can be no assurance that the Company will not encounter unforeseen difficulties, costs or delays in automating its production process, or in equipping the new manufacturing facility in Puerto Rico. Any such difficulties or delays would limit the Company's ability to compete in the weekly and daily disposable replacement regimen markets and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence on Key Personnel; Recent Resignations. The Company is dependent upon a limited number of key management and technical personnel. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in retaining or hiring qualified personnel.

        The uncertainty related to the Company's proposed merger with Wesley Jessen has made it more difficult for the Company to hire employees during this time period, and has resulted in the loss of some employees. Additionally, Norwick Goodspeed, the Company's President and Chief Executive Officer, and Greg Lichtwardt, the Company's Chief Financial Officer, have recently announced their resignation from the Company. John Fruth, the Company's founder, Chairman of the Board and ex-Chief Executive Officer, has replaced Mr. Goodspeed, and Ed Cummins, a member of the Company's Board of Directors and ex-Chief Financial Officer of Allergan, Inc., will replace Mr. Lichtwardt for a limited period. The loss of any members of the Company's current management team, especially John Fruth, or other key employees, could have a material adverse affect on the Company's business, financial condition and results of operations.

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

        The Company expects that the overall average selling price that it realizes across its products will decline over time because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for daily and weekly disposable replacement regimens, and (ii) increases in products sold internationally through distributors at prices lower than direct sales prices.

        The Company does not expect there to be significant growth in its sales of lenses marketed for annual or monthly replacement. Accordingly, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to maintain, or improve, its gross margins.

        Risks Relating to International Operations; Need to Increase Sales in International Markets. In 1998, 1999 and the first quarter of 2000, the Company's international sales represented approximately 21%, 27% and 28%, respectively, of the Company's net sales. In addition, a substantial portion of the Company's products are manufactured in the United Kingdom. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign consumer preferences, changes in currency exchange rates, longer accounts receivable payment cycles, and foreign tax laws or tariffs. These factors, among others, could materially adversely affect the Company's ability to sell its products in international markets.

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

        Risk of New Products and Technological Change. The Company has not historically allocated substantial resources to new product development, but rather has leveraged or licensed the technology developments of others. Recently the Company has begun investing more in new product development, however in general the Company's expenditures in this area are significantly below those of its competitors. There can be no assurance that the Company's investments in new product development will be successful. There can also be no assurance that the Company's competitors do not have or will not develop new products and technologies that could render the Company's products less competitive. For example, Bausch & Lomb has received FDA approval to market a contact lens based on a new polymer for seven day continuous wear, and it has been reported that it will seek approval for longer continuous wear. It has also been reported that Ciba has a similar lens. Additionally, Bausch & Lomb launched a toric lens marketed for weekly disposal in 1999 and Johnson & Johnson has recently launched a toric lens marketed for weekly disposal. There can be no assurance that the Company will be able to develop its own technology or utilize technology developed by third parties in order to compete in these product areas. Any failure by the Company to stay current with its competitors with regard to new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Risks of Regulatory Action; Product Liability; Product Recall. The Company's products and manufacturing facilities are subject to stringent regulation by the FDA and by various governmental agencies for the states and localities in which the Company's products are manufactured and/or sold, as well as by governmental agencies in certain foreign countries in which the Company's products are manufactured and/or sold. Failure to comply with such regulations could result in delays in product introduction or manufacturing, fines, withdrawals of regulatory clearances or approvals, product recalls or other actions that could harm the Company. In addition, the Company has in the past been and continues to be, subject to occasional product liability claims and lawsuits. The Company also undertakes product recalls from time to time, and while such recalls have not historically had a material adverse effect on the Company, there can be no assurance that such will not occur in the future.

        Influence by Existing Stockholders. As of April 24, 2000, officers, directors and related principal stockholders of the Company, in the aggregate, beneficially own approximately 28.0% of the Company's outstanding Common Stock, which does not include shares of common stock exercisable under an option held by Wesley Jessen to acquire 4,577,830 shares of the Company's common stock upon the occurrence of certain events provided for under the Merger agreement. As a result, these stockholders, acting together, possess significant voting influence over the election of the Company's Board of Directors and the approval of significant corporate transactions, among other matters. Such influence could have the effect of delaying, deferring or preventing a change in control of the Company, or facilitating a change in control that other stockholders might not desire.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999.



Part II - OTHER INFORMATION

Item 1. Legal Proceedings

        On March 23, 2000, the Company and certain of its directors were named in a suit filed in California Superior Court, (Rand v. Ocular Sciences, Inc. et al., Case No. 310935, San Francisco County), by a shareholder seeking class action status for breach of fiduciary duties. The complaint seeks damages in an unspecified amount and injunctive relief. The parties have agreed to transfer this action to San Mateo County.

        On April 3, 2000, Bausch & Lomb, Inc. filed suit against Wesley Jessen, its board of directors and the Company in the Court of Chancery of Delaware (Bausch & Lomb, Inc. v. Wesley Jessen VisionCare, Inc. et al., Civil Action No. 17963, New Castle County). Bausch & Lomb's complaint alleges that the Company's merger agreement with Wesley Jessen was entered into in breach of the Wesley Jessen board's fiduciary duties to act on a fully informed basis and to advance the best interests of Wesley Jessen shareholders. It also alleges that the Company aided and abetted the Wesley Jessen board's purported breach of fiduciary duties. The complaint seeks injunctive relief against various provisions in the merger agreement that allegedly "defend against" the Bausch & Lomb tender offer, and requests a declaration that any breakup fee the Company receives be held in constructive trust. On April 19, 2000, the Company filed a motion to dismiss this action, which is not yet fully briefed.

        On April 19, 2000, the Company filed a lawsuit against Bausch & Lomb and Dylan Acquisition, Inc., in California Superior Court, for intentional and negligent interference with contractual relations and unfair competition (Ocular Sciences, Inc. v. Bausch & Lomb, Inc. et al., Case No. 412625, San Mateo County). This lawsuit seeks preliminary and permanent injunctive relief enjoining Bausch & Lomb and Dylan Acquisition, Inc., from tortiously interfering with the Company's contractual relationship between Wesley Jessen, and damages in an amount to be determined at trial. On April 27, 2000, the defendants removed this action to the United States District Court for the Northern District of California.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

The following exhibits are filed herewith:

Exhibit
Number                      Exhibit Title
------                      -------------
10.01  -    Consulting agreement between Ed Cummins and Ocular Sciences, Inc. *
10.02  -    Agreement and Plan of Merger dated March 19, 2000, among Wesley Jessen VisionCare Inc., and OSI Acquisition
            Corporation and Ocular Sciences, Inc.**
11.01  -    Statement regarding computation of net income per share
27.01  -    Financial Data Schedule

-----------------

* Incorporated by reference from the Company's 1999 Form 10-K, exhibit 10.24, filed with the SEC on March 30, 2000.
** Incorporated by reference from the Company's Form 13D, filed with the SEC on March 29, 2000.

        (b) Reports on Form 8-K

        A Form 8-K was filed on April 28, 2000 to report that on April 20, 2000, Norwick B.H. Goodspeed, President and Chief Executive Officer, and Gregory E. Lichtwardt, Vice President, Finance and Chief Financial Officer, would be leaving the Company.

        Mr. Goodspeed's resignation as an officer and director of the Company was effective April 20, 2000 and Mr. Lichtwardt's resignation as an officer of Ocular Sciences will become effective May 5, 2000. John D. Fruth, the Company's Chairman, founder and former Chief Executive Officer has filled Mr. Goodspeed's officer positions. Mr. Lichtwardt's officer positions will be filled on an interim basis by Edgar J. Cummins, a member of the Company's board of directors since 1992 and former Chief Financial Officer of Allergan, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            OCULAR SCIENCES, INC.
                                            (Registrant)




Date: May 5, 2000                      /s/ Gregory E. Lichtwardt
                                       ------------------------------------
                                       Gregory E. Lichtwardt
                                       Vice President, Finance, Chief
                                          Financial Officer, and Treasurer
                                       (Duly Authorized Officer and Chief
                                       Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                      Exhibit Title
------                      -------------
10.01  -    Consulting agreement between Ed Cummins and Ocular Sciences, Inc. *
10.02  -    Agreement and Plan of Merger dated March 19, 2000, among Wesley Jessen VisionCare Inc., and OSI Acquisition
            Corporation and Ocular Sciences, Inc.**
11.01  -    Statement regarding computation of net income per share
27.01  -    Financial Data Schedule

-----------------

* Incorporated by reference from the Company's 1999 Form 10-K, exhibit 10.24, filed with the SEC on March 30, 2000.
** Incorporated by reference from the Company's Form 13D, filed with the SEC on March 29, 2000.