Form 10-Q
period 2000-06-30
OCULAR SCIENCES INC /DE/
filed 2000-08-14
CIK 882484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the Transition Period from ________ to ________


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


                                 (650) 583-1400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---     ---


As of July 31, 2000, there were outstanding 23,222,065 shares of the Registrant's Common Stock, par value $0.001 per share.

                              OCULAR SCIENCES, INC.

                                      INDEX



                                                                                  Page
                                                                                  ----
PART  I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS  (UNAUDITED)

                  Condensed Consolidated Balance Sheets -
                  June 30, 2000 and December 31, 1999                               3

                  Condensed Consolidated Statements of Income -
                  Three Months and Six Months Ended June 30, 2000 and 1999          4

                  Condensed Consolidated Statements of Cash Flows - Six
                  Months Ended June 30, 2000 and 1999                               5

                  Notes to Condensed Consolidated Financial Statements              6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        8

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          21

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS                                                   21

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                    21

               SIGNATURES                                                          23

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS



                              OCULAR SCIENCES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
                        (In thousands, except share data)



                                                                               June 30,      December 31,
                                                                                 2000            1999
                                                                              ---------      -----------
ASSETS

Current Assets:
      Cash and cash equivalents                                               $  45,897       $  10,053
      Restricted cash                                                               408             429
      Short-term investments                                                     21,578          28,389
      Accounts receivable, less allowance for sales returns and doubtful
          accounts of $1,570 and $1,674 for 2000 and 1999, respectively          30,828          34,556
      Inventories                                                                19,844          15,728
      Loans to officers and employees                                               225             113
      Prepaid expenses and other current assets                                  17,195          15,043
                                                                              ---------       ---------
                  Total Current Assets                                          135,975         104,311

Property and equipment, net                                                     112,725         102,591
Intangible assets, net                                                            7,144           7,617
Long-term investments                                                             4,044           7,630
Other assets                                                                        165             166
                                                                              ---------       ---------
                  Total Assets                                                $ 260,053       $ 222,315
                                                                              =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                        $   7,590       $   7,191
      Accrued liabilities                                                        36,674          23,065
      Current portion of long-term debt                                           1,231           1,214
                                                                              ---------       ---------
                   Total Current Liabilities                                     45,495          31,470
      Deferred income taxes                                                       4,804           5,008
      Long-term debt, less current portion                                        1,852           2,228
                                                                              ---------       ---------
                  Total Liabilities                                              52,151          38,706


Stockholders' Equity:
      Common stock, $0.001 par value; 80,000,000
           shares authorized; 23,172,890 and 22,953,985 shares
           issued and outstanding for 2000 and 1999, respectively                    23              23
      Additional paid-in capital                                                 81,835          81,249
      Retained earnings                                                         127,770         103,160
      Accumulated other comprehensive income                                     (1,726)           (823)
                                                                              ---------       ---------
                  Total Stockholders' Equity                                    207,902         183,609
                                                                              ---------       ---------

                  Total Liabilities and Stockholders' Equity                  $ 260,053       $ 222,315
                                                                              =========       =========


     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                 (In thousands, except share and per share data)



                                                  Three months ended                  Six months ended
                                                        June 30,                           June 30,
                                             -----------------------------     -----------------------------
                                                 2000             1999             2000              1999
                                             ------------     ------------     ------------     ------------
Net sales                                    $     42,953     $     43,919     $     86,396     $     80,928
Cost of sales                                      18,322           15,995           35,290           28,327
                                             ------------     ------------     ------------     ------------
            Gross profit                           24,631           27,924           51,106           52,601

Selling and marketing expenses                     11,094           10,608           22,517           20,619
General and administrative expenses                 5,789            4,803           10,830           10,120
Research and development expenses                   1,015              854            1,991            1,418
                                             ------------     ------------     ------------     ------------
            Income from operations                  6,733           11,659           15,768           20,444

Interest expense                                      (97)             (64)            (374)            (139)
Interest income                                       764              550            1,265            1,106
Other income (expense)                             20,817              (49)          20,822             (206)
                                             ------------     ------------     ------------     ------------
            Income before taxes                    28,217           12,096           37,481           21,205

Income taxes                                      (10,740)          (2,782)         (12,871)          (5,236)
                                             ------------     ------------     ------------     ------------
            Net income                       $     17,477     $      9,314     $     24,610     $     15,969
                                             ============     ============     ============     ============

Net income per share data:

      Net income per share (basic)           $       0.76     $       0.41     $       1.07     $       0.70
                                             ============     ============     ============     ============

      Net income per share (diluted)         $       0.75     $       0.40     $       1.06     $       0.68
                                             ============     ============     ============     ============

      Weighted average common
            shares outstanding                 23,112,094       22,809,644       23,058,837       22,718,704

      Weighted average shares of stock
            options under the treasury
            stock method                          213,537          680,141          265,851          684,333
                                             ------------     ------------     ------------     ------------

      Total weighted average common
            and dilutive potential common
            shares outstanding                 23,325,631       23,489,785       23,324,688       23,403,037
                                             ============     ============     ============     ============


     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (In thousands)



                                                                           Six months ended
                                                                                June 30,
                                                                        -----------------------
                                                                          2000           1999
                                                                        --------       --------
Cash flows from operating activities:
      Net income                                                        $ 24,610       $ 15,969
      Adjustments to reconcile net income to net cash provided
         by operating activities:
            Depreciation and amortization                                  5,652          3,716
            Income tax benefits from stock options exercised                  --          1,839
            Provision for sales returns and doubtful accounts                704             46
            Provision for excess and obsolete inventory                      503            640
            Provision for damaged and scrap products                         130            533
            Exchange (gain) loss                                             (70)           185
      Changes in operating assets and liabilities:
            Accounts receivable                                            2,592         (2,138)
            Inventories                                                   (5,169)        (2,804)
            Prepaid expenses, other current and non-current assets        (2,296)        (5,128)
            Accounts payable                                                 525            (54)
            Accrued liabilities                                            3,583          1,825
            Income taxes payable                                          10,274          2,762
                                                                        --------       --------
                Net cash provided by operating activities                 41,038         17,391
                                                                        --------       --------

Cash flows from investing activities:
       Purchase of property and equipment                                (15,270)       (24,136)
       Purchase of short and long-term investments                        (6,607)       (15,033)
       Sales and maturities of short and long-term investments            17,004         11,625
       (Deposits to) payments from restricted cash                            (6)            50
                                                                        --------       --------
                Net cash used in investing activities                     (4,879)       (27,494)
                                                                        --------       --------

Cash flows from financing activities:
       Repayment of long-term debt                                          (342)          (192)
       Proceeds from issuance of common stock                                585          2,165
                                                                        --------       --------
                Net cash provided by financing activities                    243          1,973
                                                                        --------       --------

Effect of exchange rate changes on cash and cash equivalents                (558)           (22)
                                                                        --------       --------
                Net increase (decrease) in cash and cash                  35,844         (8,152)
                equivalents

Cash and cash equivalents at beginning of period                          10,053         26,520
                                                                        --------       --------

Cash and cash equivalents at end of period                              $ 45,897       $ 18,368
                                                                        ========       ========


     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PREPARATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial condition as of June 30, 2000 and the results of its operations and comprehensive income for the three and six month periods ended June 30, 2000 and 1999, and its cash flows for the six month periods ended June 30, 2000 and 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, including notes thereto, included in the Company's Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - INVENTORIES

            Inventories consisted of the following (in thousands):

                                             June 30,      December 31,
                                               2000            1999
                                             -------       ------------
            Raw materials                    $ 5,248         $ 3,906
            Work in process                    2,738           1,344
            Finished goods                    11,858          10,478
                                             -------         -------
                                             $19,844         $15,728
                                             =======         =======


NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

            Prepaid expenses and other current assets consisted of the following (in thousands):

                                              June 30,     December 31,
                                                2000           1999
                                              -------      ------------
            Refundable taxes                  $   675        $ 6,530
            Deferred income taxes               4,063          4,115
            Prepaid expenses                    2,351          1,918
            Other current assets               10,106          2,480
                                              -------        -------
                                              $17,195        $15,043
                                              =======        =======

Accrued liabilities consisted of the following (in thousands):

                                                              June 30,    December 31,
                                                                2000          1999
                                                              -------     ------------
            Accrued expenses                                  $15,865      $11,050
            Accrued cooperative merchandising allowances        5,993        8,510
            Accrued value added taxes                           3,453        2,371
            Deferred income taxes                                 474          512
            Income taxes payable                               10,889          622
                                                              -------      -------
                                                              $36,674      $23,065
                                                              =======      =======

NOTE 4 - COMPREHENSIVE INCOME

            Comprehensive income for the three months ended June 30, 2000 is $715,000, compared with $69,000 for the same period a year ago. For the six months ended June 30, 2000, Comprehensive income was  $903,000 compared with
 $55,000 for the same period a year ago. Comprehensive income includes foreign currency translation adjustments and net unrealized gains and losses on investments.

NOTE 5 - TERMINATION OF PROPOSED MERGER AGREEMENT

            On May 30, 2000, Wesley Jessen VisionCare, Inc. ("Wesley Jessen") terminated its definitive agreement and plan of merger (the "Proposed Merger") with the Company as a result of the announced acquisition of Wesley Jessen by CIBA Vision Corporation ("CIBA"), the eye care unit of Novartis AG. The Company received a $25 million "break-up fee" as a result of the Wesley Jessen termination of the Proposed Merger with the Company.

            In connection with the termination of the Proposed Merger, as discussed in Part II, Item 1 (Legal Proceedings), the Company dismissed without prejudice its lawsuit against Bausch & Lomb, Inc. ("Bausch & Lomb") in California Superior Court for intentional and negligent interference with contractual relations, and unfair competition which resulted from Bausch & Lomb's unsolicited offer to acquire Wesley Jessen after the Proposed Merger was announced. Bausch & Lomb dismissed without prejudice its lawsuit against the Company, Wesley Jessen and certain of Wesley Jessen's officers and directors in conjunction with the Company's Proposed Merger with Wesley Jessen.

            In addition, the suit filed in California Superior Court by a shareholder seeking class action status for breach of fiduciary duties related to the Proposed Merger has been dismissed.

NOTE 6 - RELATED PARTY AGREEMENTS

            The Company has entered into an agreement with Edgar Cummins, a member of its Board of Directors, pursuant to which Mr. Cummins will be paid a fee if the Company enters into certain strategic business transactions. The amount of the fee is 3/8% of the aggregate value of the transaction. The agreement also provides for Mr. Cummins to be paid up to $45,000 plus expenses for his services.

            The Company has also entered into a separate consulting agreement with Mr. Cummins to act as the Company's interim Chief Financial Officer, pursuant to which he is to be paid $4,500 per week.

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

            Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve risks and uncertainties. Among the important additional factors that could cause actual results to differ materially from those forward-looking statements are the impact of competitive products and pricing, product demand, higher than expected sales force turnover, slower than expected training periods for new sales force hires, the Company's inability to attract new senior management talent, extended manufacturing difficulties, supply interruptions, currency fluctuations and other factors detailed below, including in the section labeled "Factors That May Affect Future Results," and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Various sentences within this Form 10-Q contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "future", "intends", "would", "may" and similar expressions are intended to identify forward-looking statements, although they are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any of these forward-looking statements to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

Net Sales

                                               Three Months Ended June 30,
                                              -----------------------------
                                                  2000             1999         % Change
                                              -----------       -----------     --------
            U.S                               $29,574,000       $31,948,000       -7.4%
            As a percentage of net sales             68.9%             72.7%
            International                     $13,379,000       $11,971,000         11.8%
            As a percentage of net sales             31.1%             27.3%
                                              -----------       -----------
            Net sales                         $42,953,000       $43,919,000       -2.2%
                                              ===========       ===========

                                                Six Months Ended June 30,
                                              -----------------------------
                                                  2000             1999         % Change
                                              -----------       -----------     --------
            U.S                               $60,792,000       $59,993,000          1.3%
            As a percentage of net sales             70.4%             74.1%
            International                     $25,604,000       $20,935,000         22.3%
            As a percentage of net sales             29.6%             25.9%
                                              -----------       -----------
            Net sales                         $86,396,000       $80,928,000          6.8%
                                              ===========       ===========

           Net sales represent gross sales less allowances for returns, trial set and prompt payment discounts. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. The decline in net sales for the quarter ended June 30, 1999 to the quarter ended June 30, 2000 was significantly impacted by an eight-week period of operational turmoil and prolonged uncertainty that resulted when Bausch & Lomb interrupted the proposed friendly merger with Wesley Jessen and CIBA's subsequent proposed business combination with Wesley Jessen. However, net sales increased by 6.8% for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 and was primarily attributable to an increase in international sales of 22.3%. Overall, U.S. sales declined 7.4% from the second quarter of 1999 to the second quarter of 2000 as the private practitioner side of the U.S. business suffered from the effects of the Proposed Merger announcement. For the six months ending June 30, 1999 and June 30, 2000, these same factors resulted in relatively modest growth in total U.S. sales. The Company's South San Francisco sales force experienced higher than anticipated attrition and the Company was unable to effectively recruit replacements due to the prolonged uncertainty of the Proposed Merger. As a result, the Company's sales organization was significantly understaffed. Since the termination of the Proposed Merger, the Company has augmented its South San Francisco-based telemarketing sales force with a new telemarketing sales group in Phoenix, Arizona.

           Unit sales growth of the Company's lenses marketed for disposable replacement regimens increased 5.4% and 16.9% for the three and six months ending June 30, 1999 and June 30, 2000. A significant portion of unit growth came from international sales, which grew faster than domestic sales due primarily to the impact of the Proposed Merger and increased sales of lenses marketed for daily and weekly disposable regimens in Europe and Asia. Unit growth of the Company's international sales increased 15.4% and 32.8% from the quarter and six months ending June 30, 1999 and June 30, 2000.

           The Company continues to have a backlog of sales orders. This order backlog is a result of manufacturing capacity constraints related primarily to the new automated production equipment in the Company's U.K. and Puerto Rico facilities. See "Factors That May Affect Future Results--- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

            The Company's overall average selling price declined 5.9% from the quarter ended June 30, 1999 to the quarter ended June 30, 2000, primarily as a result of the greater proportion of sales to international distributors at lower prices than domestic sales and sales of lower priced daily disposable lenses. For the six months ending June 30, 1999 and June 30, 2000, these same factors resulted in a 6.9% decline in the overall average selling prices of the Company's lenses. The Company expects that the overall average selling price that it realizes across its products will continue to decline over time because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens, particularly lenses marketed for daily disposal, and (ii) increases in products sold internationally to distributors at prices lower than direct sales prices in the U.S.

Gross Profit

                                               Three Months Ended June 30,
                                              -----------------------------
                                                  2000             1999         % Change
                                              -----------       -----------     --------
            Gross profit                      $24,631,000       $27,924,000      -11.8%
            As a percentage of net sales             57.3%             63.6%


                                                Six Months Ended June 30,
                                              -----------------------------
                                                  2000             1999         % Change
                                              -----------       -----------     --------
            Gross profit                      $51,106,000       $52,601,000       -2.8%
            As a percentage of net sales             59.2%             65.0%

           Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, and amortization of certain intangible assets. The dollar and percentage decrease in gross profit from the quarter and six months ended June 30, 1999 compared to the quarter and six months ended June 30, 2000 was due to reductions in the Company's average selling prices, as discussed in "Net Sales", and higher production costs. The decrease for the quarter ended June 30, 2000 was also due to the decrease in net sales in that quarter compared to the quarter ended June 30, 1999.

           The higher production cost in the quarter was due to increased overhead costs and limited production volume from the Company's new manufacturing facility in Juana Diaz, Puerto Rico, which commenced commercial production for the U.S. when it received FDA approval in December 1999. The Company expects per unit cost reductions as production volume increases as more production lines are implemented in this new P.R. facility. Additionally, the Company is in the process of adding new, automated production equipment at both its U.K. and P.R. facilities, which are designed to further reduce its per unit cost of production over time, although such cost reductions may not be seen until future periods. The first automated line was FDA validated in the U.K. in mid-January 2000. The Company expects that the initial production volume from this first automated line and subsequent lines will be somewhat limited, and that the full reduction in production cost per unit will not be achieved until these automated lines have been operating 12 to 15 months. See "Factors That May Affect Future Results--- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

           As the Company expects that its overall average selling price will continue to decline over time due to product and geographic mix shift, as discussed above in "Net Sales", the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margin percentage. The Company believes that the decline in average selling price, as sales of lower average selling price lenses marketed for daily replacement regimens increase, will exceed the rate of decline in production cost in the near term and accordingly, the Company would expect its gross profit margin percentage to be lower for the remainder of the year. See "Factors That May Affect Future Results --- Fluctuations in Operating Results; Decreasing Average Sales Prices."


Selling and Marketing Expenses

                                               Three Months Ended June 30,
                                              -----------------------------
                                                  2000             1999         % Change
                                              -----------       -----------     --------
            Selling and marketing expenses    $11,094,000       $10,608,000        4.6%
            As a percentage of net sales             25.8%             24.2%


                                                Six Months Ended June 30,
                                              -----------------------------
                                                  2000             1999         % Change
                                              -----------       -----------     --------
            Selling and marketing expenses    $22,517,000       $20,619,000       9.2%
            As a percentage of net sales             26.1%             25.5%

            Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eyecare practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. Such activities may include, but are not limited to advertising, in-office promotion, displays and mailings. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. The increase in sales and marketing expenses in dollar and as a percentage of net sales from the quarter and six months ended June 30, 1999 to the quarter and six months ended June 30, 2000 resulted primarily from cooperative merchandising allowances, additional sales and marketing expenses related to the Company's newly acquired Australian distributor and one-time sales force retention costs and other costs incurred as a result of the Proposed Merger. With the anticipated addition of approximately 20 field sales representatives in preparation for the launch of our new disposable toric lens for astigmatism at the end of the fourth quarter, the Company expects selling and marketing expenses will grow in absolute dollars and as a percentage of sales with the introduction of the new product line.


General and Administrative Expenses

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                         2000             1999         % Change
                                                     ----------       ----------       -------
            General and administrative expenses      $5,789,000       $4,803,000         20.5%
            As a percentage of net sales                   13.5%            10.9%


                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                         2000             1999         % Change
                                                     ----------       ----------       -------
            General and administrative expenses      $10,830,000       $10,120,000        7.0%
            As a percentage of net sales                    12.5%             12.5%


            General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative personnel, professional services, consultants' fees and non-manufacturing depreciation and facilities costs. For the quarter ending June 30, 1999 and June 30, 2000, general and administrative expenses increased in dollars terms and as a percentage of sales due to several one-time charges taken during the quarter as well as other Proposed Merger-related expenses. For the six months ending June 30, 1999 and June 30, 2000, general and administrative expenses increased in dollar terms primarily for the same reasons. For the six months ending June 30, 2000, the Company's general and administrative expenses as a percentage of sales were consistent with the comparable six-month period in 1999. The Company believes that if net sales grow, its general and administrative expenses will increase in absolute dollars, but will decrease as a percentage of net sales on an annualized basis.


Research and Development Expenses

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                         2000             1999         % Change
                                                     ----------       ----------       -------
            Research and development expenses        $1,015,000         $854,000         18.9%
            As a percentage of net sales                    2.3%             1.9%


                                                      Six Months Ended June 30,
                                                     ---------------------------
                                                         2000             1999         % Change
                                                     ----------       ----------       -------
            Research and development expenses        $1,991,000        $1,418,000        40.4%
            As a percentage of net sales                    2.3%              1.8%

            Research and development expenses are comprised primarily of consulting costs for research and development personnel, in-house labor related to manufacturing process and new product development. For the quarter and six months ended June 30, 2000, research and development expenses increased in dollars and as a percentage of revenue, due to expenditures related to activities in connection with new product development and the hiring of the new Vice President of Research and Development in accordance with the Company's initiative to invest in new product development in comparison to the same periods ending June 30, 1999. Research and development expenses may fluctuate based on the timing of new product development projects.

Interest and Other Income, Net

                                               Three Months Ended June 30,
                                              -----------------------------
                                                  2000             1999         % Change
                                              -----------       -----------     --------
            Interest and other income, net    $21,484,000         $437,000       4816.2%
            As a percentage of net sales             50.0%             1.0%


                                                Six Months Ended June 30,
                                              -----------------------------
                                                  2000             1999         % Change
                                              -----------       -----------     --------
            Interest and other income, net    $21,713,000         $761,000       2753.2%
            As a percentage of net sales             25.1%             0.9%

The increase in interest and other income, net from the quarter and six months ended June 30, 2000 to the quarter and six months ended June 30, 2000 resulted primarily from the Proposed Merger termination fee from Wesley Jessen of $25 million, less Proposed Merger-related expenses of $4.2 million, received in the second quarter of 2000.


Income Taxes

                                               Three Months Ended June 30,
                                              -----------------------------
                                                  2000             1999         % Change
                                              -----------       -----------     --------
            Income taxes                      $10,740,000        $2,782,000       286.1%
            Effective tax rate                       38.1%             23.0%


                                                Six Months Ended June 30,
                                              -----------------------------
                                                  2000             1999         % Change
                                              -----------       -----------     --------
            Income taxes                      $12,871,000        $5,236,000       145.8%
            Effective tax rate                       34.3%             24.7%


            The increase in the Company's effective tax rate for the quarter and six months ending June 30, 1999 to the quarter and six months ending June 30, 2000 is attributable to the U.S. taxation of the $25 million Proposed Merger termination fee. The Company continues to receive a partial exemption from U.S. taxation with respect to earnings of the Company's Puerto Rican operations. As the Company's foreign earnings increase, that portion will continue to be taxed at the lower tax rates. The Company anticipates that it will continue to benefit from the favorable effect of the Puerto Rican partial exemption through 2001, with limited exemption during the transition period from 2002 through 2006, when the benefit will expire under the current provisions of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 2000, the Company had cash and cash equivalents of $45.9 million compared to cash and cash equivalents of $10.0 million at December 31, 1999. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities and maturities of short and long-term investments, and partially offset by purchases of property and equipment. Working capital increased from $72.8 million at December 31, 1999 to $90.5 million at June 30, 2000. The increase in working capital was due to cash received from the termination of the Proposed Merger less associated Proposed Merger-related expenses. In the first six months of 2000, net cash provided by operating activities of $41.0 million was derived principally from net income of $24.6 million, adjusted for depreciation and amortization of $5.7 million, provisions for product returns, doubtful accounts, excess and obsolete inventory, damaged and scrap products, and exchange gain of $1.2 million in the aggregate, and a net increase from operating assets and liabilities of $9.5 million.

            Net cash used in investing activities in the first six months of 2000 was $4.9 million, related to $15.3 million of purchases of property and equipment offset with $10.4 million net sales and maturities of short and long-term investments. The Company anticipates that capital expenditures will be approximately $40.0 million in 2000 (including $15.3 million in the first six months) as the Company continues to invest in the implementation and development of automated production equipment at its manufacturing facilities. However, the amount of capital expenditures may increase or decrease, as the Company may accelerate or delay the implementation of the automated production equipment based on market conditions and demand for its products. See "Factors That May Affect Future Results--- Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations."

            Net cash provided by financing activities in the first six months of 2000 was $243,000. In comparison to the first six months of 1999 of $1,973,000, the significant decrease was due to the reduction in proceeds from the issuances of common stock and an increase in repayments of long-term debt.

            On July 27, 2000, the Company announced the approval by the Board of Directors of a two million share repurchase program. Under the repurchase plan, shares may be repurchased, subject to market and business conditions, at management's discretion on the open market. To the extent that management elects to repurchase shares, a significant use of cash resources could be effected.

            In addition to cash, cash equivalents and short and long-term investments, the Company has a credit facility with Comerica Bank - California. Under the Comerica Credit Agreement, the Company and its subsidiary Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") can borrow up to an aggregate of $25.9 million. The Comerica Credit Agreement provides for up to $20.0 million of revolving credit loans to the Company and up to $10.0 million of term loans to Ocular Sciences Puerto Rico. Revolving credit borrowings under the Comerica Credit Agreement bear interest at the bank's base rate or at 1.00% to 1.25% above the eurodollar rate, and term loans bear interest at the bank's base rate or at 1.25% to 1.50% above the eurodollar rate, in each case with the applicable margin over the eurodollar rate depending on the Company's ratio of debt to tangible net worth. As of June 30, 2000, there were no revolving credit loans outstanding under the Comerica Credit Agreement and $2.3 million of term loans outstanding with the remaining $7.7 million of term loans available to finance the construction and development of the Company's planned new Puerto Rican manufacturing facility. On October 14, 1999, the Company amended this credit agreement whereby the conversion date of the Ocular Sciences Puerto Rico term loan was extended to April 30, 2000. The term loan facility's negotiated rate option is available only after May 1, 2000. The Company has decided not to utilize the negotiated rate option. On May 1, 2000, the then outstanding term loan became payable in eighteen quarterly installments of $300,000, beginning July 31, 2000, with any balance to be paid on October 31, 2004. The Company is required to maintain minimum ratios of debt to tangible net worth and of current assets to current liabilities, and a minimum tangible net worth. Borrowings under the Comerica Credit Agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding capital stock of the Company's Barbados and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other's borrowings under the Comerica Credit Agreement.

             The Company believes that its current cash and cash equivalents and short and long-term investments, further borrowings available under its credit facilities and its anticipated net cash flow from operations, will be sufficient to meet its anticipated cash needs for working capital, contractual commitments and capital expenditures for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which defers the implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. In March 2000, the SEC issued SAB 101A to defer the effective date of implementation of SAB No. 101. In June 2000, the SEC issued SAB 101B to defer further the effective date of implementation of SAB 101 with earlier application encouraged. As a result of the last amendment, SAB 101 shall be effective for the Company in its fourth fiscal quarter of 2000.

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

            The Company does not expect a material impact from implementation of SFAS No. 133, SAB No. 101 and FIN No. 44 on its financial position, results of operations and cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

            The Company's future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and elsewhere in this Report.

            Proposed Merger with Wesley Jessen. On March 20, 2000, the Company and Wesley Jessen VisionCare, Inc. entered into an Agreement and Plan of merger pursuant to which the Company and Wesley Jessen agreed to merge. On March 23, 2000, Bausch & Lomb, Inc. made an unsolicited offer to acquire Wesley Jessen in a transaction that would not include the Company. Wesley Jessen rejected the Bausch & Lomb offer, and Bausch & Lomb initiated a tender offer for Wesley Jessen shares. On May 30, 2000, CIBA Vision Corporation, the eye care unit of Novartis AG, and Wesley Jessen VisionCare, Inc. jointly announced a definitive agreement whereby CIBA Vision will acquire Wesley Jessen. The agreement was unanimously approved by Wesley Jessen's Board of Directors.

            On June 2, 2000, the Company announced that it received a $25 million cash "break-up fee" from Wesley Jessen VisionCare, Inc. as a result of the termination of the previously announced Proposed Merger between the two companies.

            Results for the second quarter were impacted by an eight-week period of operational turmoil and prolonged uncertainty that resulted when Bausch & Lomb interrupted the proposed friendly merger with Wesley Jessen. Among the negative impacts has been the loss of certain key management personnel, the loss of key sales personnel, a loss of momentum in the market and the specter of increased competition from the newly combined entity, all of which may have a negative impact on the operations of the Company in future periods.

            Intense Competition. The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. The Company's products compete with products offered by a number of larger companies including Johnson & Johnson, Ciba ("Ciba"), Bausch & Lomb, Inc., Wesley Jessen and The Cooper Companies, Inc. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. For example, Bausch & Lomb has announced the introduction of a new weekly disposable lens, which they claim is produced from a low-cost manufacturing platform. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. The Company's competitors could also reduce prices to increase sales volumes necessary so as to utilize their capacity, or for other reasons. Price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to either match the competitor's pricing plan or reduce its prices in response. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. Any significant decrease in the Company's costs per lens will depend, in part, on the Company's ability to increase its sales volume and production capacity. There can be no assurance that the Company will be able to continue to increase its sales volume or reduce its per unit production costs. In response to competition, the Company may also increase cooperative merchandising allowances or otherwise increase spending, which may adversely affect its business, financial condition and results of operations. The failure of the Company to respond to competitive pressures, and particularly price competition, in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

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

            The Company believes that its manufacturing process technology, lens designs and marketing strategies differentiate it from its leading competitors. However, there can be no assurance that competitors will not adopt technologies, lens designs or marketing strategies that are similar or superior to those used by the Company. Any such action by competitors could have a material adverse effect on the Company's business, results of operations and financial condition. In this regard, Cooper's acquisition of Aspect Vision Care Ltd. in December 1997 has given them the ability to market in the U.S. a new line of contact lenses for weekly and monthly replacement regimens that utilize a manufacturing molding process technology that is based in part on technology also licensed to and used by the Company. Additionally, Johnson & Johnson has recently introduced a new lens marketed for weekly replacement, referred to as Acuvue 2, which Johnson & Johnson claims has superior comfort and handling than their original Acuvue lens, and Bausch & Lomb has introduced a weekly disposable lens.

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

            To this end, the Company is currently adding new, highly automated production technology at its facilities in the United Kingdom and Puerto Rico to increase its manufacturing capacity and reduce its per unit manufacturing costs. However, there can be no assurance that the Company will be able to implement this automated technology on a timely basis or that the automated technology will operate as efficiently as expected. The Company has encountered delays in implementing the first line of this automated technology and there can be no assurance that it will not encounter significant delays and difficulties in the future as the Company intends to add additional lines. For example, suppliers could miss their equipment delivery schedules, new automated equipment could improve less rapidly than expected, if at all, or the equipment or processes could require longer design time than anticipated, or redesigning after installation. The delays in implementing the first automated line, have caused the Company difficulties in meeting customer demand in certain of its products, which resulted in a large backlog at the end of the second quarter of 2000, and the delay of the introduction of new products. Further delays may increase the Company's level of backorders and impact the Company's ability to meet revenue projections. The new production technology will involve processes and equipment with which the Company and its personnel are not experienced. Difficulties experienced by the Company in automating its manufacturing process could impair the Company's ability to reduce its per unit production costs and to compete in the weekly and daily disposable replacement market and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

            The uncertainty related to the Company's Proposed Merger with Wesley Jessen has made it more difficult for the Company to hire employees during this time period, and has resulted in the loss of some employees. Additionally, Norwick Goodspeed, the Company's President and Chief Executive Officer, and Greg Lichtwardt, the Company's Chief Financial Officer, have left the Company. John Fruth, the Company's founder, Chairman of the Board and ex-Chief Executive Officer, has replaced Mr. Goodspeed, and Ed Cummins, a member of the Company's Board of Directors and ex-Chief Financial Officer of Allergan, Inc., has replaced Mr. Lichtwardt for a limited period. Additional key personnel, who have left or will leave shortly, include John Lilly, Vice President of Manufacturing, and Daniel Kunst, Vice President of Sales and Marketing. The loss of any members of the Company's current management team, especially John Fruth, or other key employees, could have a material adverse affect on the Company's business, financial condition and results of operations.

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

            Risks Relating to International Operations; Need to Increase Sales in International Markets. In 1998, 1999 and the first six months of 2000, the Company's international sales represented approximately 21%, 27% and 30%, respectively, of the Company's net sales. In addition, a substantial portion of the Company's products are manufactured in the United Kingdom. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign consumer preferences, changes in currency exchange rates, longer accounts receivable payment cycles, and foreign tax laws or tariffs. These factors, among others, could materially adversely affect the Company's ability to sell its products in international markets.

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

            Influence by Existing Stockholders. As of July 31, 2000, officers, directors and related principal stockholders of the Company, in the aggregate, beneficially own approximately 27.1% of the Company's outstanding Common Stock. As a result, these stockholders, acting together, possess significant voting influence over the election of the Company's Board of Directors and the approval of significant corporate transactions, among other matters. Such influence could have the effect of delaying, deferring or preventing a change in control of the Company, or facilitating a change in control that other stockholders might not desire.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

            The Company has long-term debt outstanding, which is carried at cost, with an interest rate which is referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. On May 1, 2000, an outstanding term loan for $2.3 million became payable in eighteen quarterly installments of $300,000, beginning July 31, 2000, with any remaining balance to be paid on October 31, 2004. The commencement of the loan repayments will have an impact on future earnings and cash flows and will reduce the Company's exposure to changes in interest rates as the loan balance is reduced.

            Unless otherwise noted above, there has been no additional material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999.



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            On March 23, 2000, the Company and certain of its directors were named in a suit filed in California Superior Court, (Rand v. Ocular Sciences, Inc. et al., Case No. 310935, San Francisco County), by a shareholder seeking class action status for breach of fiduciary duties. The complaint sought damages in an unspecified amount and injunctive relief. During the second quarter of 2000, this lawsuit was dismissed.

            On April 3, 2000, Bausch & Lomb, Inc. filed suit against Wesley Jessen, its board of directors and the Company in the Court of Chancery of Delaware (Bausch & Lomb, Inc. v. Wesley Jessen VisionCare, Inc. et al., Civil Action No. 17963, New Castle County). Bausch & Lomb's complaint alleged that the Company's Proposed Merger agreement with Wesley Jessen was entered into in breach of the Wesley Jessen board's fiduciary duties to act on a fully informed basis and to advance the best interests of Wesley Jessen shareholders. It also alleged that the Company aided and abetted the Wesley Jessen board's purported breach of fiduciary duties. On July 14, 2000, this action was dismissed without prejudice.

            On April 19, 2000, the Company filed a lawsuit against Bausch & Lomb and Dylan Acquisition, Inc., in California Superior Court, for intentional and negligent interference with contractual relations and unfair competition (Ocular Sciences, Inc. v. Bausch & Lomb, Inc. et al., Case No. 412625, San Mateo County). This complaint sought preliminary and permanent injunctive relief enjoining Bausch & Lomb and Dylan Acquisition, Inc., from tortiously interfering with the Company's contractual relationship between Wesley Jessen, and damages in an amount to be determined at trial. On July 13, 2000, this action was dismissed without prejudice.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

The following exhibits are filed herewith:

Exhibit
Number                                   Exhibit Title
------                                   -------------
10.01  -    Consulting agreements between Ed Cummins and Ocular Sciences, Inc.

10.02  -    Separation agreement between Norwick Goodspeed and Ocular Sciences, Inc.

10.03  -    Separation agreements between John Lilley and Ocular Sciences, Inc.

11.01  -    Statement regarding computation of net income per share

27.01  -    Financial Data Schedule

            (b) Reports on Form 8-K

            A Form 8-K was filed on April 28, 2000 to report under Item 5 thereof that Norwick B.H. Goodspeed, President and Chief Executive Officer, and Gregory E. Lichtwardt, Vice President, Finance and Chief Financial Officer, would be leaving the Company.

            Mr. Goodspeed's resignation as an officer and director of the Company was effective April 20, 2000 and Mr. Lichtwardt's resignation as an officer of Ocular Sciences was effective May 5, 2000. John D. Fruth, the Company's Chairman, founder and former Chief Executive Officer has filled Mr. Goodspeed's officer positions. Mr. Lichtwardt's officer positions have been filled on an interim basis by Edgar J. Cummins, a member of the Company's board of directors since 1992 and former Chief Financial Officer of Allergan, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        OCULAR SCIENCES, INC.
                                        (Registrant)




Date: August 14, 2000                   /s/ Edgar J. Cummins
                                        ---------------------------------------
                                        Edgar J. Cummins
                                        Interim Chief Financial Officer

Exhibit
Number                                Exhibit Index
-------                               -------------

10.01 - Consulting agreements between Ed Cummins and Ocular Sciences, Inc.

10.02 - Separation agreement between Norwick Goodspeed and Ocular Sciences, Inc.

10.03 - Separation agreements between John Lilley and Ocular Sciences. Inc.

11.01 - Statement regarding computation of net income per share

27.01 - Financial Data Schedule