Form 10-Q
period 2000-09-30
OCULAR SCIENCES INC /DE/
filed 2000-11-14
CIK 882484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


As of October 26, 2000, there were outstanding 23,277,725 shares of the Registrant's Common Stock, par value $0.001 per share.

                              OCULAR SCIENCES, INC.

                                      INDEX



                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed Consolidated Balance Sheets -
         September 30, 2000 and December 31, 1999                                        3

         Condensed Consolidated Statements of Income -
         Three Months and Nine Months Ended September 30, 2000 and 1999                  4

         Condensed Consolidated Statements of Cash Flows - Nine
         Months Ended September 30, 2000 and 1999                                        5

         Notes to Condensed Consolidated Financial Statements                            6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                           8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     21

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               21

         SIGNATURES                                                                     22

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS


                              OCULAR SCIENCES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
                        (In thousands, except share data)



                                                                                September 30,          December 31,
                                                                                    2000                  1999
                                                                                -------------          ------------
ASSETS

Current Assets:
    Cash and cash equivalents                                                     $  45,231             $  10,053
    Restricted cash                                                                     394                   429
    Short-term investments                                                           18,009                28,389
    Accounts receivable, less allowance for sales returns and doubtful
        accounts of $1,610 and $1,674 for 2000 and 1999, respectively                28,456                34,556
    Inventories                                                                      21,262                15,728
    Loans to officers and employees                                                     225                   113
    Prepaid expenses and other current assets                                        13,558                15,043
                                                                                  ---------             ---------
           Total Current Assets                                                     127,135               104,311

Property and equipment, net                                                         115,908               102,591
Intangible assets, net                                                                7,969                 7,617
Long-term investments                                                                 6,037                 7,630
Other assets                                                                            166                   166
                                                                                  ---------             ---------
           Total Assets                                                           $ 257,215             $ 222,315
                                                                                  =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                              $   5,509             $   7,191
    Accrued liabilities                                                              29,344                23,065
    Current portion of long-term debt                                                 1,171                 1,214
                                                                                  ---------             ---------
                 Total Current Liabilities                                           36,024                31,470

    Deferred income taxes                                                             4,688                 5,008
    Long-term debt, less current portion                                              1,545                 2,228
                                                                                  ---------             ---------
                   Total Liabilities                                                 42,257                38,706
                                                                                  ---------             ---------

Stockholders' Equity:
    Common stock, $0.001 par value; 80,000,000
       shares authorized; 23,257,875 and 22,953,985 shares
       issued and outstanding for 2000 and 1999, respectively                            23                    23
    Additional paid-in capital                                                       81,780                81,249
    Retained earnings                                                               135,262               103,160
    Accumulated other comprehensive income (loss)                                    (2,107)                 (823)
                                                                                  ---------             ---------
           Total Stockholders' Equity                                               214,958               183,609
                                                                                  ---------             ---------
           Total Liabilities and Stockholders' Equity                             $ 257,215             $ 222,315
                                                                                  =========             =========


     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                 (In thousands, except share and per share data)



                                                     Three months ended                  Nine months ended
                                                        September 30,                      September 30,
                                               ------------------------------      ------------------------------
                                                   2000              1999              2000              1999
                                               ------------      ------------      ------------      ------------
Net sales                                      $     47,790      $     49,475      $    134,186      $    130,402
Cost of sales                                        19,660            17,921            54,949            46,247
                                               ------------      ------------      ------------      ------------
        Gross profit                                 28,130            31,554            79,237            84,155

Selling and marketing expenses                       12,659            12,139            35,175            32,758
General and administrative expenses                   5,226             5,391            16,057            15,511
Research and development expenses                     1,297             1,223             3,288             2,641
                                               ------------      ------------      ------------      ------------
        Income from operations                        8,948            12,801            24,717            33,245

Interest expense                                        (78)              (74)             (453)             (213)
Interest income                                       1,049               608             2,314             1,714
Other income (expense)                                 (191)              202            20,631                (4)
                                               ------------      ------------      ------------      ------------
        Income before taxes                           9,728            13,537            47,209            34,742

Income taxes                                         (2,238)           (3,113)          (15,109)           (8,349)
                                               ============      ============      ============      ============
        Net income                             $      7,490      $     10,424      $     32,100      $     26,393
                                               ============      ============      ============      ============

Net income per share data:

      Net income per share (basic)             $       0.32      $       0.45      $       1.39      $       1.16
                                               ============      ============      ============      ============

      Net income per share (diluted)           $       0.32      $       0.45      $       1.37      $       1.13
                                               ============      ============      ============      ============

      Weighted average common
        shares outstanding                       23,242,364        22,933,623        23,120,459        22,790,938

      Weighted average shares of stock
        options under the treasury
        stock method                                108,079           420,621           272,771           642,855
                                               ------------      ------------      ------------      ------------

      Total weighted average common
        and dilutive potential
        common shares outstanding                23,350,443        23,354,244        23,393,230        23,433,793
                                               ============      ============      ============      ============



     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (In thousands)



                                                                              Nine months ended
                                                                                September 30,
                                                                          -------------------------
                                                                            2000             1999
                                                                          --------         --------
Cash flows from operating activities:
    Net income                                                            $ 32,100         $ 26,393
    Adjustments to reconcile net income to net cash provided
      By operating activities:
        Depreciation and amortization                                        8,860            5,880
        Income tax benefits from stock options exercised                         -            1,848
        Provision for sales returns and doubtful accounts                      793              170
        Provision for excess and obsolete inventory                            818              745
        Provision for damaged and scrap products                               386              576
        Exchange loss (gain)                                                   106              (39)
        Deferred income taxes                                                    -             (936)
    Changes in operating assets and liabilities:
        Accounts receivable                                                  4,666           (6,233)
        Inventories                                                         (7,440)          (2,904)
        Prepaid expenses, other current and non-current assets               1,138           (1,409)
        Accounts payable                                                    (1,462)            (772)
        Accrued liabilities                                                  5,755            3,587
        Income taxes payable                                                   943            2,503
                                                                          --------         --------

               Net cash provided by operating activities                    46,663           29,409
                                                                          --------         --------

Cash flows from investing activities:
    Purchase of property and equipment                                     (22,263)         (34,477)
    Purchase of short and long-term investments                            (21,607)         (26,756)
    Sales and maturities of short and long-term investments                 33,501           19,510
    Payment for Australian Acquisition, net of cash acquired                     -             (497)
    (Deposits to) payments from restricted cash                                 (6)              47
                                                                          --------         --------

               Net cash used in investing activities                       (10,375)         (42,173)
                                                                          --------         --------

Cash flows from financing activities:
    Repayment of long-term debt                                               (700)            (295)
    Repurchase of common stock under stock repurchase plan                    (227)               -
    Proceeds from issuance of common stock                                     757            2,208
                                                                          --------         --------

               Net cash provided by (used in) financing activities            (170)           1,913
                                                                          --------         --------

Effect of exchange rate changes on cash and cash equivalents                  (940)              15
                                                                          --------         --------

              Net increase (decrease) in cash and cash equivalents          35,178          (10,836)

Cash and cash equivalents at beginning of period                            10,053           26,520
                                                                          --------         --------

Cash and cash equivalents at end of period                                $ 45,231         $ 15,684
                                                                          ========         ========


     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PREPARATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial condition as of September 30, 2000 and the results of its operations and comprehensive income for the three and nine month periods ended September 30, 2000 and 1999, and its cash flows for the nine month periods ended September 30, 2000 and 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, including notes thereto, included in the Company's Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

NOTE 2 - INVENTORIES

        Inventories consisted of the following (in thousands):


                                            September 30,      December 31,
                                                2000               1999
                                            -------------      ------------
        Raw materials                         $ 3,407            $ 3,906
        Work in process                         3,243              1,344
        Finished goods                         14,612             10,478
                                              -------            -------
                                              $21,262            $15,728
                                              =======            =======


NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

        Prepaid expenses and other current assets consisted of the following (in thousands):

                                            September 30,       December 31,
                                                 2000              1999
                                            -------------       ------------
        Refundable taxes                        $ 5,728          $ 6,530
        Deferred income taxes                     4,033            4,115
        Prepaid expenses                          2,445            1,918
        Other current assets                      1,532            2,480
                                                -------          -------
                                                $13,558          $15,043
                                                =======          =======

Accrued liabilities consisted of the following (in thousands):


                                                             September 30,      December 31,
                                                                 2000               1999
                                                             -------------      ------------
        Accrued expenses                                        $16,596            $11,050
        Accrued cooperative merchandising allowances              6,733              8,510
        Accrued value added taxes                                 4,007              2,371
        Deferred income taxes                                       452                512
        Income taxes payable                                      1,556                622
                                                                -------            -------
                                                                $29,344            $23,065
                                                                =======            =======


NOTE 4 - COMPREHENSIVE INCOME

        Comprehensive income for the three months ended September 30, 2000 is $7,109,000 compared with $10,444,000 for the same period a year ago. For the nine months ended September 30, 2000, Comprehensive income was $30,817,000 compared with $26,359,000 for the same period a year ago. Comprehensive income includes net income, foreign currency translation gains(losses) and net unrealized gains(losses) on investments.

NOTE 5 - RELATED PARTY AGREEMENTS

        On June 7, 2000, the Company has entered into an agreement with Edgar Cummins, a member of its Board of Directors, pursuant to which Mr. Cummins will be paid a fee if the Company enters into certain strategic business transactions. The amount of the fee is 3/8% of the aggregate value of the transaction. The agreement also provides for Mr. Cummins to be paid up to $45,000 plus expenses for his services.

        The Company has also entered into a separate consulting agreement with Mr. Cummins to act as the Company's interim Chief Financial Officer, pursuant to which he is to be paid $4,500 per week.

NOTE 6 - SHARE REPURCHASE PLAN

        On July 27, 2000, the Company announced the approval by the Board of Directors of a two million share repurchase program. Under the repurchase plan, shares may be repurchased, subject to market and business conditions, at management's discretion on the open market. To the extent that management elects to repurchase shares, a significant use of cash resources could be effected. As of September 30, 2000, the Company has purchased 20,200 shares on the open market.

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

RESULTS OF OPERATIONS

Net Sales


                                                 Three Months Ended September 30,
                                                ---------------------------------
                                                   2000                    1999               % Change
                                                -----------             -----------           --------
        U.S                                     $32,905,000             $36,245,000             -9.2%
        As a percentage of net sales                   68.9%                   73.3%
        International                           $14,885,000             $13,230,000             12.5%
        As a percentage of net sales                   31.1%                   26.7%
                                                -----------             -----------
        Net sales                               $47,790,000             $49,475,000             -3.4%
                                                ===========             ===========


                                               Nine Months Ended September 30,
                                             -----------------------------------
                                                 2000                    1999                   % Change
                                             -------------           ------------               --------
        U.S                                   $ 93,698,000           $ 96,238,000                  -2.6%
        As a percentage of net sales                  69.8%                  73.8%
        International                         $ 40,488,000           $ 34,164,000                   18.5%
        As a percentage of net sales                  30.2%                  26.2%
                                              ------------           ------------
        Net sales                             $134,186,000           $130,402,000                    2.9%
                                              ============           ============

        Net sales represent gross sales less allowances for returns, trial sets and prompt payment discounts. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. The decline in net sales for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 was affected by a softening in domestic demand for non-specialty spherical contact lenses. However, net sales increased by 2.9% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 and was primarily attributable to an increase in international sales of 18.5%. With a softening of domestic demand and significant increases in international sales, total U.S. sales as a proportion of total sales declined by 4.0% for the nine months ending September 30, 2000 as compared to the same period last year. Also contributing to the decline in total domestic sales for the third quarter of 2000 was the impact of a relatively inexperienced sales force hired to fill the vacant sales positions that opened in the first half of the year. The Company's South San Francisco based sales force experienced a higher than anticipated attrition due to the prolonged uncertainty of Wesley Jessen VisionCare, Inc.'s ("Wessley Jensen") proposed merger with the Company (the "Proposed Merger") in the second quarter of 2000 and the inability to effectively recruit replacements. As a result, the Company's sales organization was significantly understaffed. Since the termination of the Proposed Merger, the Company has augmented its South San Francisco-based telemarketing sales force with a new telemarketing sales group in Phoenix, Arizona which is expected to experience lower turnover, and initiated the hiring by yearend 2000 of 20 field sales representatives to augment the domestic sales effort.

        Unit sales growth of the Company's lenses marketed for disposable replacement regimens increased 11.2% and 14.6% for the three and nine months ending September 30, 1999 and September 30, 2000. A significant portion of unit growth came from international sales, which grew faster than domestic sales (due primarily to the impact of the Proposed Merger) and increased sales of lenses marketed for daily and weekly disposable regimens in Europe and Asia. Unit sales growth of the Company's international sales increased 34.2% and 35.3% from the quarter and nine months ending September 30, 2000 and September 30, 1999.

        The Company's overall average selling price declined 12.1% from the quarter ended September 30, 2000 to the quarter ended September 30, 1999 primarily as a result of the greater proportion of sales to international distributors at lower prices than domestic sales and sales of lower priced daily disposable lenses. For the nine months ending September 30, 2000 and September 30, 1999, these same factors resulted in an 8.9% decline in the overall average selling prices of the Company's lenses. The Company expects that the overall average selling price that it realizes across its products will continue to decline over time because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens, particularly lenses marketed for daily disposal, and (ii) increases in products sold internationally to distributors at prices lower than direct sales prices in the U.S.

Gross Profit

                                              Three Months Ended September 30,
                                            -----------------------------------
                                                 2000                  1999                  % Change
                                            -------------         -------------              --------
        Gross profit                        $  28,130,000         $  31,554,000                -10.9%
        As a percentage of net sales                 58.9%                 63.8%


                                              Nine Months Ended September 30,
                                            -----------------------------------
                                                2000                   1999                   % Change
                                            -------------         -------------               --------
        Gross profit                        $  79,237,000         $  84,155,000                 -5.8%
        As a percentage of net sales                 59.1%                 64.5%

        Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, and amortization of certain intangible assets. The dollar and percentage decrease in gross profit from the quarter and nine months ended September 30, 1999 compared to the quarter and nine months ended September 30, 2000 was due to reductions in the Company's average selling prices, as discussed in "Net Sales," and higher production costs. Additionally, the decrease in net sales substantially reduced gross profit between the quarters compared.

        The higher production costs in the quarter were due to increased overhead costs and limited production volume from the Company's new manufacturing facility in Juana Diaz, Puerto Rico, which commenced commercial production for the U.S. when it received FDA approval in December 1999. The Company expects per unit cost reductions as production volume increases as more production lines are implemented in this new P.R. facility. Additionally, the Company is in the process of adding new, automated production equipment at both its U.K. and P.R. facilities, which are designed to further reduce its per unit cost of production over time, although such cost reductions may not be seen until future periods. The first automated line was FDA validated in the U.K. in mid-January 2000. The Company expects that the initial production volume from this first automated line and subsequent lines will continue to be somewhat limited, and that the full reduction in production cost per unit will not be achieved until these automated lines have been operating 12 to 15 months. See "Factors That May Affect Future Results -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

        As the Company expects that its overall average selling price will continue to decline over time due to product and geographic mix shift, as discussed above in "Net Sales", the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margin percentage. The Company believes that the decline in average selling price, as sales of lower average selling price lenses marketed for daily replacement regimens increase, will exceed the rate of decline in production cost in the near term, and accordingly, the Company expects its gross profit margin percentage to be lower for the remainder of the year. See "Factors That May Affect Future Results -- Fluctuations in Operating Results; Decreasing Average Sales Prices."


Selling and Marketing Expenses

                                             Three Months Ended September 30,
                                            -----------------------------------
                                                 2000                  1999                  % Change
                                            -------------         -------------              --------
        Selling and marketing expenses      $  12,659,000         $  12,139,000                   4.3%
        As a percentage of net sales                 26.5%                 24.5%

                                              Nine Months Ended September 30,
                                            -----------------------------------
                                                2000                   1999                   % Change
                                            -------------         -------------               --------
        Selling and marketing expenses      $  35,175,000         $  32,758,000                   7.4%
        As a percentage of net sales                 26.2%                 25.1%

        Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eyecare practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. Such activities may include, but are not limited to advertising, in-office promotion, displays and mailings. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. The increase in sales and marketing expenses in dollar and as a percentage of net sales from the quarter and nine months ended September 30, 1999 to the quarter and nine months ended September 30, 2000 resulted primarily from cooperative merchandising allowances, additional sales and marketing expenses related to the Company's newly acquired Australian distributor and one-time sales force retention costs. With the anticipated addition of approximately 20 field sales representatives in preparation for the launch of the new disposable toric lens for astigmatism to be fully introduced in the first quarter of 2001, the Company expects selling and marketing expenses will grow in absolute dollars, and as a percentage of sales, with the introduction of this new product line.

General and Administrative Expenses


                                             Three Months Ended September 30,
                                            -----------------------------------
                                                 2000                  1999                  % Change
                                            -------------         -------------              --------
        General and administrative expenses $   5,226,000         $   5,391,000                  (3.1%)
        As a percentage of net sales                 10.9%                 10.9%


                                              Nine Months Ended September 30,
                                            -----------------------------------
                                                2000                   1999                   % Change
                                            -------------         -------------               --------
        General and administrative expenses $  16,057,000         $  15,511,000                   3.5%
        As a percentage of net sales                 12.0%                 11.9%

        General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative personnel, professional services, consultants' fees and non-manufacturing depreciation and facilities costs. For the quarter ending September 30, 2000 and September 30, 1999, general and administrative expenses as a percentage of sales remained stable at 10.9%. For the nine months ending September 30, 2000 and September 30, 1999, general and administrative expenses increased in dollar terms primarily due to several one-time charges, as well as, other Proposed Merger-related expenses. For the nine months ending September 30, 2000, the Company's general and administrative expenses as a percentage of sales were consistent with the comparable nine-month period in 1999. The Company believes that when net sales grow, its general and administrative expenses will increase in absolute dollars, but will decrease as a percentage of net sales on an annualized basis.


Research and Development Expenses


                                             Three Months Ended September 30,
                                            -----------------------------------
                                                 2000                  1999                  % Change
                                            -------------         -------------              --------
        Research and development expenses   $   1,297,000         $   1,223,000                 6.1%
        As a percentage of net sales                  2.7%                  2.5%


                                              Nine Months Ended September 30,
                                            -----------------------------------
                                                2000                   1999                   % Change
                                            -------------         -------------               --------
        Research and development expenses   $   3,288,000         $   2,641,000                 24.5%
        As a percentage of net sales                  2.5%                  2.0%

        Research and development expenses are comprised primarily of consulting costs for research and development personnel, in-house labor related to the manufacturing process and new product development. For the quarter and nine months ending September 30, 2000, research and development expenses increased in dollars and as a percentage of revenue due to activities related to new product development and the hiring of a Vice-President of Research and Development. Research and development expenses may fluctuate based on the timing of new product development projects.

Interest and Other Income, Net

                                             Three Months Ended September 30,
                                            -----------------------------------
                                                 2000                  1999                  % Change
                                            -------------         -------------              --------
        Interest and other income, net         $  780,000          $  736,000                 6.0%
        As a percentage of net sales                  1.6%                1.5%


                                              Nine Months Ended September 30,
                                            -----------------------------------
                                                2000                   1999                   % Change
                                            -------------         -------------               --------
        Interest and other income, net      $  22,492,000         $   1,497,000                1402.5%
        As a percentage of net sales                 16.8%                  1.1%

The increase in interest and other income for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 grew slightly in dollar and in percentage terms as a result of the interest earned on the Proposed Merger termination fee. The increase in interest and other income for the nine months ended September 30, 2000 compared to the same period last year was primarily from the Proposed Merger termination fee from Wesley Jessen of $25.0 million less Proposed Merger-related expenses of $4.2 million that was received in the second quarter of 2000.


Income Taxes


                                             Three Months Ended September 30,
                                            -----------------------------------
                                                 2000                  1999                  % Change
                                            -------------         -------------              --------
Income taxes                                   $2,238,000           $3,113,000                (28.1%)
Effective tax rate                                   23.0%                23.0%

                                              Nine Months Ended September 30,
                                            -----------------------------------
                                                2000                   1999                   % Change
                                            -------------         -------------               --------
Income taxes                                   $15,109,000          $8,349,000                  81.0%
Effective tax rate                                   32.0%                24.0%


        The Company's effective tax rate for the quarter ending September 30, 2000 to the quarter ending September 30, 1999 has remained unchanged at 23.0%. However, the increase in the Company's effective tax rate for the nine months ending September 30, 2000 to 32.0%, as compared to 24.0% for the same nine months in 1999, is attributable to the U.S. taxation of the $25 million Proposed Merger termination fee receive in May of this year. The Company continues to receive a partial exemption from U.S. taxation with respect to earnings of the Company's Puerto Rican operations. As the Company's foreign earnings increase, that portion will continue to be taxed at the lower tax rates. The Company anticipates that it will continue to benefit from the favorable effect of the Puerto Rican partial exemption through 2001, with limited exemption during the transition period from 2002 through 2006, when the benefit will expire under the current provisions of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2000, the Company had cash and cash equivalents of $45.2 million compared to cash and cash equivalents of $10.0 million at December 31, 1999. The increase in cash and cash equivalents was primarily attributable to cash provided by operating activities, maturities of short and long-term investments and the $25 million Proposed Merger termination fee partially offset by purchases of property and equipment. Working capital increased from $72.8 million at December 31, 1999 to $91.1 million at September 30, 2000. The increase in working capital was primarily due to cash received from the termination of the Proposed Merger less associated Proposed Merger-related expenses. In the first nine months of 2000, net cash provided by operating activities of $46.7 million was derived principally from net income of $32.1 million, depreciation and amortization charges of $8.9 million, provisions for product returns, doubtful accounts, excess and obsolete inventory, damaged and scrap products, and exchange gain of $2.1 million in the aggregate, and a net increase from operating assets and liabilities of $3.6 million.

        Net cash used in investing activities in the first nine months of 2000 was $10.4 million, related to $22.3 million of purchases of property and equipment offset with $11.9 million net sales and maturities of short and long-term investments. The Company anticipates that capital expenditures will be approximately $30.0 to $35.0 million in 2000 (including the $22.3 million in the first nine months) as the Company continues to invest in the implementation and development of automated production equipment at its manufacturing facilities. However, the amount of capital expenditures may increase or decrease, as the Company may accelerate or delay the implementation of the automated production equipment based on market conditions and demand for its products. See "Factors That May Affect Future Results -- Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations."

        Net cash used in financing activities in the first nine months of 2000 was $170,000. In comparison, in the first nine months of 1999 net cash used in financing activities was $1,913,000. The significant decrease was due to the reduction in proceeds from the issuances of common stock and an increase in repayments of long-term debt.

        On July 27, 2000, the Company announced the approval by the Board of Directors of a two million share repurchase program. Under the repurchase plan, shares may be repurchased, subject to market and business conditions, at management's discretion on the open market. To the extent that management elects to repurchase shares, a significant use of cash resources could be effected. As of October 25, 2000, the Company has purchased 53,000 shares on the open market.

        In addition to cash, cash equivalents and short and long-term investments, the Company has a credit facility with Comerica Bank - California. The Comerica Credit Agreement provides for up to $20.0 million of revolving loans to the Company, which mature on June 30, 2002. Loans bear interest at Comerica Bank's base rate or at margin of 1.00% to 1.25% above the bank's eurodollar rate depending on the Company's ratio of total liabilities to tangible net worth. At September 30, 2000, there were no revolving loans outstanding under the Comerica Credit Agreement. In addition, the Comerica Credit Agreement originally provided for up to $10.0 million of term loans to Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") which bear interest at the bank's base rate or at a margin of 1.25% to 1.50% above the bank's eurodollar rate or negotiated rate depending on the Company's ratio of total liabilities to tangible net worth. As of September 30, 2000, there were $2.1 million in term loans outstanding under the Comerica Credit Agreement. Principal installments of $300,000 are due quarterly and all outstanding principal and unpaid interest is due and payable on July 31, 2002. The Comerica Credit Agreement contains covenants, which among other things requires the Company to maintain certain financial ratios. Borrowings under the Comerica Credit Agreement is secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding capital stock of the Company's Barbados and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other's borrowings under the Comerica Credit Agreement.

        The Company believes that its current cash and cash equivalents and short and long-term investments, further borrowings available under its credit facilities and its anticipated net cash flow from operations, will be sufficient to meet its anticipated cash needs for working capital, contractual commitments and capital expenditures for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

        In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after September 15, 1999. In September 1999, the FASB issued SFAS No. 137, which defers the implementation of SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, will be effective for all fiscal quarters of fiscal years beginning after September 15, 2000.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. In March 2000, the SEC issued SAB 101A to defer the effective date of implementation of SAB No. 101. In September 2000, the SEC issued SAB 101B to defer further the effective date of implementation of SAB 101 with earlier application encouraged. As a result of the last amendment, SAB 101 shall be effective for the Company in its fourth fiscal quarter of 2000.

        In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions involving Stock Compensation". This Interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Interpretation was effective for July 1, 2000 and was adopted by the Company as of this date, but certain conclusions in this Interpretation covered specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis.

        In July 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-10 "Accounting for Shipping and Handling Fees and Costs" (EITF Issue 00-10). This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company classifies shipping charges received from customers as revenue. The Company classifies inbound and outbound shipping costs as cost of sales. The Company does not impose separate handling charges on customers and classifies costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment as operating expenses. EITF Issue 00-10 is to be applied no later than the required implementation date for SAB 101 as discussed above.

        The Company does not expect a material impact from implementation of SFAS No. 133, SAB No. 101, FIN No. 44 and EITF Issue 00-10 on its financial position, results of operations and cash flows.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        The Company's future operating results may differ materially from the results discussed in, or implied by, forward-looking statements made by the Company. Factors that may cause such differences include, but are not limited to, those discussed below and elsewhere in this Report.

        Proposed Merger with Wesley Jessen. On March 20, 2000, the Company and Wesley Jessen entered into an Agreement and Plan of Merger providing for the Proposed Merger. On March 23, 2000, Bausch & Lomb, Inc. ("Bausch & Lomb") made an unsolicited offer to acquire Wesley Jessen in a transaction that would not include the Company. Wesley Jessen rejected the Bausch & Lomb offer, and Bausch & Lomb initiated a tender offer for shares of Wesley Jessen. On May 30, 2000, CIBA Vision Corporation, the eye care unit of Novartis AG, and Wesley Jessen jointly announced a definitive agreement whereby CIBA Vision will acquire Wesley Jessen. The agreement was unanimously approved by Wesley Jessen's Board of Directors.

        On June 2, 2000, the Company announced that it received a $25.0 million cash "break-up fee" from Wesley Jessen as a result of the termination of the previously announced Proposed Merger between the two companies.

        Results for the second quarter and third quarter were impacted by an eight-week period of operational turmoil and prolonged uncertainty that resulted when Bausch & Lomb interrupted the Proposed Merger with Wesley Jessen. Among the negative impacts has been the loss of certain key management personnel, the loss of key sales personnel, a loss of momentum in the market and the specter of increased competition from the newly combined entity, all of which may have a negative impact on the operations of the Company in future periods.

        Intense Competition. The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. The Company's products compete with products offered by a number of larger companies including Johnson & Johnson, Ciba ("Ciba"), Bausch & Lomb and The Cooper Companies, Inc. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. For example, Bausch & Lomb has introduced of a new weekly disposable lens, which they claim is produced from a low-cost manufacturing platform. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. The Company's competitors could also reduce prices to increase sales volumes as necessary to utilize their capacity, or for other reasons. Price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to either match the competitor's pricing plan or reduce its prices in response. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. Any significant decrease in the Company's costs per lens will depend, in part, on the Company's ability to increase its sales volume and production capacity. There can be no assurance that the Company will be able to continue to increase its sales volume or reduce its per unit production costs. In response to competition, the Company may also increase cooperative merchandising allowances or otherwise increase spending, which may adversely affect its business, financial condition and results of operations. The failure of the Company to respond to competitive pressures, and particularly price competition, in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

        The market for contact lenses is shifting from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens. The weekly disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue product produced by Johnson & Johnson. The Company believes that the per unit production costs of Johnson & Johnson and certain of the Company's other competitors are currently lower than those of the Company. The Company introduced a lens marketed for daily disposal in Japan and Europe in early 1999. The Company's ability to enter and to compete effectively in the daily market will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs. Additionally, over the past 18 months the growth rate of U.S. market demand has continued to decline. Should such trend worsen, it could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company also encounters competition from manufacturers of eyeglasses and from alternative technologies, such as surgical refractive procedures (including new refractive laser procedures such as LASIK or laser in situ keratomileusis). If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could reduce the demand for contact lenses. Accordingly, there can be no assurance that these procedures, or other alternative technologies that may be developed in the future, will not cause a substantial decline in the number of contact lens wearers and thus have a material adverse effect on the Company's business, financial condition and results of operations.

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

        To this end, the Company continues to add new, highly automated production technology at its facilities in the United Kingdom and Puerto Rico to increase its manufacturing capacity and reduce its per unit manufacturing costs. However, there can be no assurance that the Company will be able to implement this automated technology on a timely basis or that the automated technology will operate as efficiently as expected. The Company has encountered delays in implementing the initial lines of this automated technology and there can be no assurance that it will not encounter significant delays and difficulties in the future as the Company intends to add additional lines. For example, suppliers could miss their equipment delivery schedules, new automated equipment could improve less rapidly than expected, if at all, or the equipment or processes could require longer design time than anticipated, or redesigning after installation. The delays in implementing the first automated line, have caused the Company difficulties in meeting customer demand in certain of its products, which resulted in backlogs and the delay of the introduction of new products. Further delays may increase the Company's level of backorders and impact the Company's ability to meet revenue projections. The new production technology will involve processes and equipment with which the Company and its personnel are not experienced. Difficulties experienced by the Company in automating its manufacturing process could impair the Company's ability to reduce its per unit production costs and to compete in the weekly and daily disposable replacement market and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company currently expects that through the end of 2000, it will invest approximately $30.0 to $35.0 million in capital expenditures on automated production equipment in the United Kingdom and Puerto Rico facilities and expects to continue to invest in additional automated production lines after this period. The Company intends to finance these capital expenditures with net cash provided by operating activities, existing cash balances and borrowings under its credit facilities.

        The Company relocated its Puerto Rican manufacturing operations to a substantially larger new facility that has been constructed to the Company's specifications and leased to the Company by the Puerto Rico Industrial Development Company. Relocation costs will be expensed as incurred. The facility has been inspected by the U.S. Food and Drug Administration and approval has been obtained to manufacture extended wear lenses. The Company's occupancy of a new facility and implementation of the new automated production technology will result in new fixed and operating expenses, including substantial increases in depreciation expense that will increase the Company's cost of sales. If revenue levels do not increase sufficiently to offset these new expenses, the Company's operating results could be materially adversely affected. There can be no assurance that the Company will not encounter unforeseen difficulties, costs or delays in automating its production process, or in equipping the new manufacturing facility in Puerto Rico. Any such difficulties or delays would limit the Company's ability to compete in the weekly and daily disposable replacement regimen markets and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The uncertainty related to the Company's Proposed Merger with Wesley Jessen had made it more difficult for the Company to hire employees and resulted in the loss of some key personnel. Norwick Goodspeed, the Company's President and Chief Executive Officer, and Greg Lichtwardt, the Company's Chief Financial Officer, left the Company during the second quarter of this year. John Fruth, the Company's founder, Chairman of the Board and ex-Chief Executive Officer, replaced Mr. Goodspeed, and Ed Cummins, a member of the Company's Board of Directors and ex-Chief Financial Officer of Allergan, Inc., replaced Mr. Lichtwardt as Interim Chief Financial Officer for a limited period. Additional key personnel who have left include John Lilly, Vice President of Manufacturing, and Daniel Kunst, Vice President of Sales and Marketing. The loss of any members of the Company's current management team, especially John Fruth, or other key employees, could have a material adverse affect on the Company's business, financial condition and results of operations.

        Risk of Trade Practice Litigation; Changes in Trade Practices. In recent years the contact lens industry has been the subject of a number of class action and government lawsuits and government investigations. In December 1996, over twenty states sued three of the Company's largest competitors, as well as certain eyecare practitioners and trade organizations. The lawsuit alleges among other things, a conspiracy among such persons to violate antitrust laws by refusing to sell contact lenses to mail-order and other non-practitioner contact lens providers, so as to reduce competition in the contact lens industry. A similar lawsuit was filed by the State of Florida in 1994 and several similar class action lawsuits were also filed in 1994. One of the defendants has agreed to settle the lawsuits as to itself by agreeing to sell contact lenses to mail-order and other alternative distribution channels, and to make substantial cash and product rebates available to consumers.

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

        Although the Company has not been named in any of the foregoing lawsuits, the Company from time to time receives claims or threats similar to those brought against its competitors, and in one circumstance, a suit was filed against the Company making allegations similar to those made in the Alabama and New Jersey Lawsuits, which suit was dismissed without prejudice for non-substantive reasons. There can be no assurance that the Company will not face similar actions relating to its marketing and pricing practices or other claims or lawsuits in the future. The defense of any such action, lawsuit or claim could result in substantial expense to the Company and significant diversion of attention and effort by the Company's management personnel. There can be no assurance that any such lawsuit would be settled or decided in a manner favorable to the Company, and a settlement or adverse decision in any such action, lawsuit or claim could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company expects that the overall average selling price that it realizes across its products will decline over time because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for daily and weekly disposable replacement regimens, (ii) increases in products sold internationally through distributors at prices lower than direct sales prices, and (iii) competitive pressures.

        The Company does not expect significant growth in its sales of lenses marketed for annual or monthly replacement. Accordingly, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to maintain, or improve, its gross margins.

        Risks Relating to International Operations; Need to Increase Sales in International Markets. In 1998, 1999 and the first nine months of 2000, the Company's international sales represented approximately 21%, 27% and 31%, respectively, of the Company's total net sales. In addition, a substantial portion of the Company's products are manufactured in the United Kingdom. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign consumer preferences, changes in currency exchange rates, longer accounts receivable payment cycles, and foreign tax laws or tariffs. These factors, among others, could materially adversely affect the Company's ability to sell its products in international markets.

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

        The Company's continued growth is dependent on the expansion of international sales of its products. This expansion will involve operations in markets with which the Company is not experienced and there can be no assurance that the Company will be successful in capturing a significant portion of these markets for contact lenses. In many of these markets the Company is dependent on the efforts of distributors, and there can be no assurance that the distributors will be successful or that they will maintain their relationship with the Company. In the third quarter, Bausch & Lomb, Inc announced that they intended to acquire a distributor in Germany that the Company currently uses to market its products. Hence, the Company will need to seek other means for distribution in that market. The failure of the Company to increase its international sales substantially could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Influence by Existing Stockholders. As of October 10, 2000, officers, directors and related principal stockholders of the Company, in the aggregate, beneficially own approximately 23.8% of the Company's outstanding Common Stock. As a result, these stockholders, acting together, possess significant voting influence over the election of the Company's Board of Directors and the approval of significant corporate transactions, among other matters. Such influence could have the effect of delaying, deferring or preventing a change in control of the Company, or facilitating a change in control that other stockholders might not desire.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

        The Company has long-term debt outstanding, which is carried at cost, with an interest rate which is referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. As of September 30, 2000, the current outstanding term loan equaled $2.1 million and is payable in quarterly installments of $300,000, with any remaining balance to be paid on July 31, 2002. The commencement of the loan repayments will have an impact on future earnings and cash flows and will reduce the Company's exposure to changes in interest rates as the loan balance is reduced.

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



PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

The following exhibits are filed herewith:

Exhibit
Number                           Exhibit Title
------                           -------------
11.01   -    Statement regarding computation of net income per share
27.01   -    Financial Data Schedule


        (b)     Reports on Form 8-K

        The Company did not file a report on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             OCULAR SCIENCES, INC.
                                             (Registrant)



Date: November 13, 2000                      /s/ Edgar J. Cummins
                                             ----------------------------------
                                             Edgar J. Cummins
                                             Interim Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number
------
11.01   -    Statement regarding computation of net income per share
27.01   -    Financial Data Schedule