Form 10-K
period 2000-12-30
OCULAR SCIENCES INC /DE/
filed 2001-04-02
CIK 882484

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000;

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant's Common Stock on March 1, 2001 ($17.375) as reported on the Nasdaq National Market was $405,050,951.88.

     As of March 1, 2001, Registrant had outstanding 23,312,285 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference the Registrant's Proxy Statement for its Annual Meeting of Stockholders which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, such as statements regarding the Company's future performance and plans and results of operations. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or will occur. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and the Company may not be able to realize them. The following factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include risks associated with the integration of the Ocular Sciences and Essilor Contact Lens businesses, the impact of competitive products and pricing, product demand both domestically and overseas, higher than expected sales force turnover, slower then expected training periods for new sales force hires, extended manufacturing difficulties, supply interruptions, currency fluctuations and the other risks discussed in the sections entitled "Item 1, Business -- Risk Factors," "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. The Company cautions you not to place undue reliance on forward-looking statements, which reflect the Company's analysis only and speak as of the date of this report or as of the dates indicated in the statements. Further, the Company undertakes no obligation to revise any of these forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

     Ocular Sciences, Inc. (the "Company") is a growing manufacturer and marketer of soft contact lenses. The Company manufactures a broad line of soft contact lenses marketed for annual and disposable replacement regimens. The Company believes that its lens designs provide wearers with a higher level of comfort and greater ease of handling than those of its leading competitors. The Company's manufacturing technologies permit consistent, cost-effective reproduction of these designs, allowing the Company to offer its lenses at competitive prices. In addition, the Company has implemented marketing strategies designed to assist eyecare practitioners, both in independent practice and in retail chains, in retaining their patients and monitoring their patients' ocular health. These strategies provide a significant incentive for practitioners to prescribe the Company's lenses. Furthermore, the Company has continuously focused on lowering its non-manufacturing costs, or "cost-to-serve," enabling it to increase its profitability and its flexibility to reduce prices. To minimize its cost-to-serve, the Company utilizes a telemarketing sales force supplemented by an outside sales force in key United States markets and directs its marketing efforts toward eyecare practitioners rather than consumers.

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

     Over the past six years, the Company has established itself as a leader in the spherical annual replacement segment of the United States market. With the introduction of lenses marketed for weekly disposable replacement regimens in 1993, the company's market share and unit sales steadily increased through 1999. In 2000, the Company's market share eroded slightly due to the loss of trained sales personnel whose jobs would be eliminated in the Wesley Jessen merger. Since its introduction, unit sales of lenses marketed for disposable replacement regimens have increased significantly each year and represents the dominant proportion of the Company's overall unit sales. Over the same period, the overall average selling price for all of the Company's lenses has declined, but has been somewhat offset by lower unit production costs gained through improved manufacturing and packaging processes. Annual revenues continue to increase year to year, primarily from the Company's international sales efforts, while net income continues to improve each year, most recently, with the Wesley Jessen termination fee representing most of the increased net income in 2000.

INDUSTRY OVERVIEW

     The soft contact lens industry is characterized by increasing lens consumption, declining unit prices and intense competition among the eyecare practitioners and retail chains that fit, prescribe and sell contact lenses. Industry analysts estimate that approximately 50% of the world's population needs some type of vision correction. According to estimates by industry analysts, in the United States alone, over 138 million people require some form of vision correction and approximately 28 million people, or an estimated 20% of those requiring vision correction, wear contact lenses, making the United States the world's largest market for contact lenses. While contact lenses have been available for decades, the advent of soft lenses in 1971 changed the industry substantially and stimulated significant penetration of the eyeglass market by reducing the discomfort of earlier rigid lenses.

     The first soft contact lenses were generally prescribed for replacement every one to two years. Although they were significantly more comfortable than hard contact lenses, they required an extensive cleaning routine.

Even with this cleaning program, these lenses often became progressively less comfortable to wear over time. Additionally, the long replacement schedule of the lenses increased the likelihood of ocular health problems if the wearer did not follow the required cleaning program. In response to these and other factors, soft contact lenses marketed for disposable replacement regimens were introduced in 1988. These replacement regimens, in which lenses are to be replaced daily, weekly or monthly, have spurred a rapid increase in contact lens consumption in the United States. While contact lenses marketed for disposable replacement regimens are often made from the same or similar polymers and can have the same or similar designs as lenses marketed for annual replacement regimens, they are generally produced at substantially higher volumes, sold in larger quantities and packaged in less expensive materials. These factors allow the lenses to be sold at substantially reduced unit prices, making more frequent lens replacement economically feasible for the consumer.

     Largely as a result of this increased frequency of lens replacement, the number of soft contact lenses sold in the United States has increased at an estimated compound annual growth rate of approximately 8% from 1996 through 2000. This increase in unit sales has provided increased manufacturing economies of scale that, together with increased competition in distribution channels, has led to significant reductions in average retail prices per unit. The Company believes that this, in turn, has led to further increases in lens consumption. Despite the decline in per unit prices, as wearers switch to more frequent replacement regimens, their annual expenditures for lenses increases. The Company believes that the United States market for contact lenses will continue to grow, although at a slower rate, as wearers continue to shift towards more frequent lens replacement regimens. In addition, according to industry studies, while the United States represents a large portion of the worldwide contact lens unit sales, market growth rates outside of the United States now exceed those in the United States. The Company believes that international contact lens sales will continue to grow as low-priced contact lenses become increasingly available in many international markets.

     Most contact lenses are purchased from optometrists, either in private practice or in retail chains, and from ophthalmologists in private practice. The typical eyecare practitioner in both the private practice and retail chain channels depends heavily on sales of products, such as contact lenses and eyeglasses. The Company estimates the typical optometric practice or retail optical chain realizes approximately two-thirds of its revenue from sales of corrective products, such as contact lenses and eyeglasses, and approximately one-third of its revenue from professional services such as eye examinations. Since the need for vision correction is chronic, repeat sales of contact lenses can provide the practitioner with a recurring, predictable revenue base.

     While the introduction of disposable lens replacement regimens has led to growth in the contact lens market, it has placed additional competitive pressure on practitioners. Traditionally, patients purchased new lenses annually in connection with their eye examinations. Today, a patient is still required to see an eyecare practitioner initially to be fitted for contact lenses and to receive a prescription. After the initial fitting, however, while the patient may see the practitioner annually to monitor eye health, he or she may purchase new contact lenses to refill the prescription three or four or even more times per year. Most patients select contact lenses based on the recommendation of their eyecare practitioners. Accordingly, practitioners have influence on the brands of contact lenses worn by their patients. In addition, because contact lens prescriptions are generally brand-specific, patients typically continue to purchase the same brand for their prescription refills. However, the prescribing practitioner risks losing the recurring sales represented by prescription refills as nationally advertised lens brands are available through virtually every possible channel of distribution, including mail-order and e-commerce companies and pharmacies.

     The Company believes that practitioners can increase their patient retention and provide better ongoing patient care by providing competitively-priced, high-quality products that are differentiated by brand from those offered by competing distribution channels. As a result, the Company believes that there exist significant opportunities for manufacturers of contact lenses that can effectively address these needs. Moreover, the Company believes that the increased frequency of lens purchases resulting from the shift to ever shorter disposable replacement regimens can provide significant recurring revenues for manufacturers that are able to produce and distribute large quantities of high-quality lenses on a cost-effective basis.

STRATEGY

     The Company has designed and implemented a business strategy based on the needs of eyecare practitioners. The principal elements of the Company's strategy include:

          Produce Superior Performing Products. The Company believes that its advanced dry cast molding process and sophisticated lens designs increase wearers' comfort and improve shape retention of lenses, making them easier for wearers to handle. In addition, the Company's lenses are designed and manufactured to provide fitting characteristics similar to competitors' lenses. In general, this interchangeability enables the practitioner to switch a patient to the Company's lenses without extensive refitting. These advantages enable the Company to market its lenses to eyecare practitioners for both existing, as well as new, contact lens wearers.

          Emphasize Low-Cost, High Volume, Efficient Manufacturing. With the growth of the high-volume disposable market segment, low-cost, high volume, scaleable manufacturing has become increasingly important. The Company's dry cast molding technology allows it to manufacture high-quality lenses efficiently. As a result, the Company has been able to reduce its per unit production costs while increasing its production volumes. The Company continues to implement highly automated production lines in its United Kingdom manufacturing facility and an expanded Puerto Rican manufacturing facility. The Company believes that the increased unit volumes resulting from the growing disposable replacement market and this continued investment in automation and capacity will enable it to further reduce per unit production costs and increase production volumes.

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

          Minimize Cost-to-Serve. A substantial portion of the Company's costs consists of the costs associated with processing orders and selling and marketing its products. The Company focuses on lowering these non-manufacturing costs, or "cost-to-serve," in order to increase its profitability and its flexibility to reduce prices. The Company's primary means of minimizing cost-to-serve are its continued use of telemarketing, supplemented by an outside direct sales organization in key United States markets and advertising targeted to practitioners rather than to consumers. The Company believes this strategy lowers the cost of an average sales call versus that of its competitors who rely solely on field sales representatives. Rather than market products to consumers through expensive mass-media campaigns, the Company further controls its operating expenses by directing its marketing solely to the eyecare practitioners who prescribe contact lenses. In addition, the Company continues to invest in increased automation in its distribution operations in order to maintain its low cost-to-serve.

          Expand Internationally. The Company believes that many international markets for soft contact lenses will grow at faster rates than the United States market, driven largely by increased availability of low-priced lenses marketed for disposable replacement regimens in developed markets such as Europe, Japan and Canada and by increased disposable income in emerging markets in Asia and Latin America.

     However, many markets outside the United States do not have the level of demand necessary for local manufacturers to achieve the economies of scale required for low-cost lens production. The Company's primary international growth strategy has been to establish strategic distribution and marketing relationships with regional optical companies, such as Seiko Contactlens, Inc. ("Seiko") in Japan, to capitalize on their existing market presence, customer relationships and local infrastructure. In February 2001, the Company announced it had entered into a definitive agreement to purchase the contact lens business of Essilor International (Compagnie Generale d'Optique) S.A. providing enhanced sales and distribution channels in Europe, new product lines and additional research and development expertise. The Company has also established distribution relationships with other soft contact lens distributors in a number of other countries throughout the world.

          Focus Marketing on Eyecare Practitioners. The Company's sales and marketing efforts are directed at eyecare practitioners because they can influence the brand of lenses the patient purchases. The Company advertises and promotes its products solely to practitioners. In addition, the Company does not sell its lenses to mail-order or e-commerce companies, pharmacies and other distribution channels that do not provide the eyecare services necessary to confirm lens fit and monitor ocular health. By bar-coding each unit shipped for disposable replacement regimens, the Company can identify diversion of its lenses to non-eyecare practitioner distribution channels. The Company structures its branding and marketing strategies so that the patient will be more likely to refill prescriptions from the practitioner or retail chain from whom the patient received the initial prescription. The Company believes this system assists eyecare practitioners to retain patient reorders and improves practitioners' ability to monitor their patients' ongoing ocular health, thereby providing a significant incentive for practitioners to prescribe the Company's lenses.

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

     The Company's contact lenses are made from flexible polymers containing 38%, 55% or 60% water. The Company offers different brands for different replacement regimens, from daily, weekly, monthly and annual replacement regimes. A wearer's replacement regimen is generally based on the recommendation of the patient's eyecare practitioner, who typically prescribes a lens brand targeted to that regimen and who advises the wearer on the appropriate lens care procedures for that regimen. However, the wearer may actually replace their lenses on a more or less frequent basis. Given the basic functional similarity of lenses marketed for different replacement regimens, many of the Company's lenses marketed for annual and disposable replacement regimens are made from the same or similar polymers and have the same or similar design specifications. Most of the Company's lenses contain a light blue bulk-applied visibility tint that enables the wearer to see and handle the lenses more easily, although some of the Company's more expensive lenses marketed for annual replacement contain a more expensive, individually applied masked tint that improves handling and is less noticeable in the eye. Some of the Company's lenses are also untinted. In addition, most of the Company's lenses marketed in the United States and Europe contain an ultraviolet absorber, which was introduced in the United States in 1999. With different replacement regimens, the Company offers lenses having different design parameters, diameters and base curves to enable practitioners to fit their patients better. The Company's lenses marketed for disposable and annual replacement regimens are generally packaged in different quantities and priced differently. See "-- Risk Factors -- Risk of Trade Practice Litigation; Changes in Trade Practices."

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

  Disposable Replacement Regimens

     Lenses marketed for disposable replacement regimens accounted for 95.7% of the Company's unit volume in 2000.

     Weekly Replacement Regimens. The Company entered the growing weekly disposable segment of the soft contact lens market with a 38% water content lens in September 1993. The Company's introduction of a 55% water content lens in the first quarter of 1995 provided a product directly competitive with one of the market leaders, Acuvue. These lenses are marketed for replacement every one to two weeks. The Company believes that its 55% water lenses marketed for weekly replacement can provide handling and comfort superior to that provided by Acuvue, at a competitive price. The design and water content of the 55% water lens permit a high level of oxygen transmissibility and provide increased comfort for overnight wear. A May 1998 independent study comparing the Company's 55% water lens marketed for weekly replacement to a wide variety of competing contact lens brands, including Acuvue, found that a substantial majority of the 289 patients studied preferred the Company's lens for ease of use and comfort. This study reported that overall, 86% of these patients preferred the Company's lens over their habitual lens. In mid-1999, Johnson & Johnson introduced the Acuvue 2 lens (which is marketed in addition to the Acuvue lens), a 20% thicker lens which exhibits improved handling characteristics as compared to the Acuvue lens but also results in a 20% reduction in oxygen transmission to the cornea. The Company believes that its lenses marketed for weekly replacement regimens have demonstrated strong market acceptance, gaining United States market share steadily since their introduction and reaching approximately 17% of total unit sales in the weekly disposable market segment in the United States by the fourth quarter of 2000. The Company sells its lenses marketed for weekly disposal to independent practitioners under the Hydron Biomedics and certain other private label brands and to retail chains under the UltraFlex 7/14 brand and private label brands. The Company packages its lenses for weekly replacement in boxes, each containing six identical blister-packed lenses. In 2000, the Company introduced the Hydrogenics 60 UV, a new lens marketed for weekly replacement regimens, which will be sold only to independent practitioners. The Company anticipates this new product will further enhance its branding strategy by segmenting the distribution channels with dedicated products.

     Monthly Replacement Regimens (Planned Replacement Lenses). The Company's lenses marketed for monthly replacement regimens are sold under the Hydron ProActive 55, Edge III ProActive, UltraFlex, SmartChoice and private label brands. These lenses are marketed for replacement every one to three months. This replacement regimen provides a lower cost alternative to weekly replacement.

     Daily Replacement Regimens. In 1999, the Company introduced a low-priced lens marketed for daily replacement in Japan and Europe. The Company believes that there may be substantial demand for the convenience of a lens for single-day wear. Certain of the Company's competitors, including the Vistakon division of Johnson & Johnson ("Johnson & Johnson"), the Ciba Vision division of Novartis ("Ciba") and Bausch & Lomb, Inc. ("Bausch & Lomb"), have introduced, and the Company understands that certain others plan to introduce, lower-priced lenses marketed for daily replacement in the United States. The Company intends to evaluate the market response to competitors' offerings, as well as the response to its own lenses marketed for daily disposal in Europe and Japan, before introducing its own lens marketed for daily disposal in the United States. In addition, because of the substantially greater volume requirements and lower selling prices of these lenses, the Company does not intend to offer lenses for this replacement regimen in the United States until it has significantly increased its manufacturing capacity and decreased its per unit production costs. See "-- Risk Factors -- Intense Competition" and "-- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

  Annual Replacement Regimens

     The Company is a leading provider of soft lenses marketed for annual replacement regimens in the United States. Lenses marketed for annual replacement regimens accounted for 1.6% of the Company's unit volume in 2000. These lenses must be cleaned nightly, with an additional weekly enzymatic cleaning to reduce protein accumulation. Patients generally wear these lenses until they become dirty or uncomfortable (usually a year for 38% water products and about nine months for 55% water products). The Company markets its lenses for annual replacement regimens primarily under three brand names, Edge III, UltraFlex and Hydron. These product lines include a number of lens designs to allow practitioners to choose the lens that best meets their patients' needs. Under both the Edge III and UltraFlex brands, the Company offers a low-priced, daily-wear product, a thinner product, a product that is both thinner and larger in diameter and a product that may be utilized as an extended-wear lens. The Company packages its lenses marketed for annual replacement regimens in single-lens vials or blister packs.

  Specialty Lenses

     Specialty lenses accounted for less than 1.0% of the Company's unit volume in 2000. Toric lenses are designed to correct vision for people with astigmatism, which is characterized by an irregularly shaped cornea. The Company offers daily-wear toric lenses under the Ultra T brand that are manufactured for the Company by a third party. The Company plans to launch a weekly disposable toric lens in 2001. Bifocal contact lenses can help to correct presbyopia, or age-related difficulty in focusing on near objects. The Company offers daily-wear bifocal lenses under the Echelon brand that are cast-molded by the Company. In addition, the Company produces its Versa-Scribe tinted lenses, sold in blue, aqua and green, to enhance the color of the eye.

SALES AND MARKETING

     The Company sells its products worldwide. In order to maintain a low cost-to-serve, the Company has primarily utilized an inside sales force since its inception in its South San Francisco and United Kingdom facilities. In 2000, the Company supplemented this sales force with an outside sales force targeted to the top 20 United States markets. The inside sales force relies on telemarketing to sell the Company's products to practitioners, both in independent practice and retail chains. With over 40,000 practitioners in the United States, the Company believes that this market can be reached effectively and frequently through telemarketing, mailings, trade journals and trade shows, at a relatively low cost. The Company believes that this sales strategy combines telemarketing efficiency with the close in-person contact of a field sales representative.

     In recruiting both its inside and outside sales personnel, the Company seeks well-educated candidates who it believes will be capable of both discussing technical information and developing relationships with practitioners. As part of a continuing effort to ensure the motivation, professionalism and effectiveness of its sales representatives, the Company provides each sales representative with substantial training in a program that was developed by the Company and has been used since its inception. This program typically includes two weeks of initial training and at least two hours a week of continuing instruction. This training emphasizes telemarketing sales techniques, the development of personal relationships with customers and the technical aspects of contact lens fitting and design. Each salesperson is assisted by a computer database that maintains each practitioner's profile, monitors ongoing activities and orders, allows sales personnel to enter information for follow-up calls and highlights dates for return calls.

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

     As a matter of policy, the Company does not sell lenses to mail-order and e-commerce companies as it would be inconsistent with its strategy of focusing on the practitioner and because they do not provide the regular eye examinations necessary to check the fit of the lenses and monitor overall ocular health. To control the distribution of its lenses marketed for disposable replacement regimens, the Company places serialized bar-codes on each disposable product box and blister pack and routinely monitors product availability at these companies. The Company has a policy of terminating the supply of lenses marketed for disposable replacement regimens to its customers who are found to have diverted products to this distribution channel. See "-- Risk Factors -- Risk of Trade Practice Litigation; Changes in Trade Practices."

     In 2000, the Company sold its products to approximately 15,000 independent practitioner accounts and approximately 90 retail chains. The Company's customers in each of the past three years have included the top 20 United States optical retailers. Fifteen of these 20 retailers, as well as key international corporate accounts that have selected the Company's lenses for their private label. The Company's ten largest customers in 2000 represented approximately 30% of the Company's net sales for the year.

     Product Branding. The Company has developed many different trademarked brands for its lenses marketed for disposable replacement regimens. Certain brands are offered only to independent practitioners. Other brands are offered only to retail chains. In addition, private label brands are offered to certain high-volume customers that wish to develop their own brand recognition and loyalty, and private practitioners (or groups of private practitioners) meeting certain volume criteria can similarly purchase "semi-exclusive" brands that are not widely offered to other practitioners in their local market. The Company believes that this approach differentiates the Company from its leading competitors, which typically rely heavily on expensive consumer advertising and promotion of national brands to generate brand awareness and demand. With the same nationally advertised and promoted brands of lenses marketed for disposable replacement regimens available in a number of major distribution channels, often including mail-order, e-commerce companies and pharmacies, patients can bypass their original eyecare provider when purchasing replacement lenses. By marketing its lenses under different brands, segmented by distribution channel, the Company believes that it can assist eyecare professionals in retaining their patients and improve a patient's long-term eyecare. See "-- Risk Factors -- Risk of Trade Practice Litigation; Changes in Trade Practices."

     International Markets. The Company anticipates that many international markets for soft contact lenses will grow at faster rates than the United States market, driven by increased availability of low-priced lenses in developed markets such as Europe, Japan and Canada and by increased disposable income in emerging markets in Asia and Latin America. However, many markets outside the United States do not have the volume of demand necessary for local manufacturers to achieve the economies of scale required for low cost lens production. As a result, the Company's international strategy is to enter into strategic distribution and marketing relationships with established regional optical companies. The Company offers these companies lower cost lenses afforded by its volume production efficiencies and the marketing benefits of a private label brand, and they provide the Company with the benefits of their existing market presence, customer relationships and local infrastructure. The Company believes that this strategy permits it to target growing international markets effectively. See "-- Risk Factors -- Risks Relating to International Operations; Need to Increase Sales in International Markets" and Note 17 of Notes to Consolidated Financial Statements. The following summarizes the Company's international sales operations:

     Europe. To expand its penetration of this growing market, the Company has developed strategic partnerships with a number of regional and local contact lens distributors. In these relationships, the Company's contact lenses marketed for disposable replacement regimens are sold under their brand names on a non-exclusive basis throughout Europe. The Company also currently has distribution relationships in Europe and the Middle East serving a number of countries, as well as an inside sales organization based in Southampton, England that uses telemarketing and other sales methods in the United Kingdom similar to those used by the Company in the United States.

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

     Asia Pacific Region. The Company believes that the growth of unit sales in this market will be driven primarily by sales of contact lenses marketed for disposable replacement regimens, particularly in Japan. Unit sales of lenses marketed for annual replacement regimens in East Asia are also expected to grow at a faster rate than in North America or Europe due to comparatively low levels of consumer disposable income. The Company has established distribution relationships with a number of soft contact lens distributors in many countries throughout Asia. In 1999, the Company acquired two optical goods distributors in Australia, one of which was the Company's pre-existing distributor.

DISTRIBUTION

     The Company believes its distribution operations provide its customers with rapid and reliable deliveries of its products in a cost-effective manner. Because the Company's customers place both small orders for individual patients and large inventory stocking orders, the Company's fulfillment system has the flexibility to receive, fill and ship orders as small as a single lens and as large as tens of thousands of lenses. Customers may place orders by toll-free telephone call or by facsimile. Certain of the Company's larger customers use the Company's electronic data interchange ("EDI") services to place orders and receive order acknowledgments, invoices, inventory status reports and customized pricing information online, improving efficiency and timeliness for both the Company and the customer. If the product is in stock, customer orders received by 2:00 p.m. local time are generally shipped the same day.

     The Company maintains its primary warehouse and distribution facilities in South San Francisco, California; Romsey, United Kingdom; and Markham, Ontario. The largest and most sophisticated of these distribution centers is the South San Francisco location, which primarily serves customers in the United States, Asia Pacific and Latin America. Customers in Europe are primarily served from the Romsey, United Kingdom facility and customers in Canada are primarily served from the Markham, Ontario facility.

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

MANUFACTURING

     Substantially all of the Company's products are manufactured in facilities in Juana Diaz, Puerto Rico and in Chandlers Ford, United Kingdom. The Company produces its lenses primarily through a manufacturing process known as dry cast molding. This process uses a single use, two-part plastic mold that is manufactured by injection-molding machines utilizing high-precision optical tooling that is also made by the Company. A liquid monomer mixture is dispensed into the mold and polymerized to form a finished dry lens. The mold containing the polymerized lens can be inventoried for an extended period under proper conditions. The dry lens, once removed from the mold, is immersed in a fluid bath to extract unreacted monomer and to be hydrated and is then inspected, packaged and sterilized. Each of the Puerto Rico and United Kingdom plants can generally hydrate dry lenses manufactured by the other. These capabilities substantially increase the efficiency and flexibility of the Company's manufacturing operations.

     The Company's dry cast molding process enables the Company to reproduce consistently the sophisticated designs of its lenses, including the lenticulated carrier and low-edge apex that provide enhanced shape retention and superior handling characteristics. In addition, the Company believes that this process allows the reproduction of lenses that are designed to provide fitting characteristics similar to those of leading competitors' lenses, regardless of their manufacturing process. The Company also believes that the dry cast molding process provides advantages over certain alternate production methods in yield, throughput efficiency and performance. For example, each dry lens in the Company's cast molding process emerges from the mold completely finished, eliminating the need for additional polishing. This cast molding process reduces manufacturing steps and facilitates automated handling and inspection. The Company relies on a non-exclusive, perpetual, irrevocable patent license for a significant element of its dry cast molding technology. See "-- Trademarks, Trade Secrets and Patent Licenses." In addition to dry cast molding, certain of the Company's competitors utilize wet cast molding, latheing or spin-casting processes.

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

     The Company believes that reducing its manufacturing costs requires increased automation to further improve manufacturing efficiencies and yields, improved packaging designs that utilize lower cost materials and larger production volumes to take advantage of economies of scale. While the Company has implemented a number of cost reduction measures, such as blister packaging, hot water extraction, automatic de-molding and in-monomer tinting over the past several years, the most significant improvements are expected to come from the ongoing implementation of additional production lines incorporating a new automated process based on the Company's current dry cast molding technology. During the year, the Company expanded its Puerto Rican manufacturing facility and completed the construction on a new 119,000 square feet manufacturing facility in Juana Diaz in Puerto Rico. This FDA-approved facility has been producing product for the U.S. market for over a year.

     The Company's success will depend in part upon its ability to increase its production volume on a timely basis while maintaining product quality, reducing per unit production costs and complying with the FDA's quality system (including Good Manufacturing Practices or GMP) regulations. There can be no assurance that the Company will not encounter difficulties in expanding and automating its manufacturing facilities and increasing production, including problems involving production yields, quality control, construction delays and shortages of qualified personnel. The Company's failure to reduce per unit production costs and maintain product quality could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Risk Factors -- Manufacturing Capacity Constraints; Risks of Expansion and Automation of Manufacturing Operations" and "-- Risk Factors -- Risks Associated with Interruption of Manufacturing Operations."

INFORMATION SYSTEMS

     The Company believes that its information systems are an integral component of its strategy to minimize its cost-to-serve and improve customer service. Many aspects of the Company's business, including its manufacturing, sales and marketing, distribution and accounting functions have been integrated to facilitate the Company's future growth. See "-- Risk Factors -- Uncertain Ability to Manage Growth; Risks Associated with Management Information Systems."

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are focused primarily on the development of automated manufacturing processes to increase the efficiency and capacity of its manufacturing operations. See

"-- Manufacturing." In addition, the Company is engaged in development of new soft contact lens products and additional features. The Company's product development efforts are currently focused on the development of a new toric product to be introduced in March 2001, colored and other specialty lenses to be marketed for disposable replacement regimens. During the years ended December 31, 2000, 1999 and 1998, expenditures for research and development (including obtaining regulatory approvals) were approximately $4.0 million, $2.9 million and $2.2 million, respectively. See "-- Risk Factors -- Risk of New Products and Technological Change."

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

     In addition to trademarks and patent licenses, the Company believes it owns certain trade secrets, copyrights, know-how and other intellectual property.

COMPETITION

     The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. As the number of wearers of soft contact lenses in the United States has not grown significantly in recent years, increased market penetration by the Company will require wearers of competing products to switch to the Company's products. The Company's products compete with products offered by a number of larger companies including Johnson & Johnson, Ciba/Wesley Jessen, Bausch & Lomb and Cooper. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. The Company believes that certain of its competitors are expanding, or are planning to expand, their manufacturing capacity, and are implementing new, more automated manufacturing processes, in order to support anticipated increases in volume. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. The Company's competitors could also reduce prices to increase sales volumes so as to utilize their capacity, or for other reasons. Price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to either match the competitor's pricing plan or reduce its prices in response. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to continue decreasing its costs per lens. Any significant decrease in the Company's costs per lens will depend, in part, on the Company's ability to increase its sales volume and production capacity. See "-- Risk Factors -- Intense Competition" and "-- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

     The market for contact lenses is shifting from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens. The weekly disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue product line produced by Johnson & Johnson. The Company believes that the per unit production costs of Johnson & Johnson and certain of the Company's other competitors are currently lower than those of the Company. The Company's ability to compete effectively in the disposable lens market will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs.

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

GOVERNMENT REGULATION

     The U.S. Federal Food, Drug and Cosmetic Act (the "FDC Act"), other statutes, regulations of the U.S. Food and Drug Administration (the "FDA") and other agencies as well as state laws govern the preclinical and clinical testing, manufacture, labeling, distribution, sale, marketing, advertising and promotion of medical devices such as contact lenses. Noncompliance with applicable regulations can result in, among other things, fines, injunctions, product recall or product seizures, operating restrictions (including suspension of production and distribution), refusal of the FDA to grant approval of a Pre-Market Approval Application ("PMA") or clearance of a Section 510(k) Pre-Market Notification (a "510(k) Notification"), withdrawal of previously granted marketing approvals or clearances, and criminal prosecution. Sales of the Company's products outside the United States are subject to regulatory requirements that, while generally comparable to those in the United States, vary widely from country to country.

     FDA Regulation. For purposes of the applicable statutes and regulations, the Company's products are treated as "medical devices." With exceptions for certain medical devices first marketed before May 28, 1976, prior to their commercial sale in the United States, medical devices must be cleared by the FDA, exempted from the requirement of FDA clearance, or approved by the FDA. In general, the regulatory process can be lengthy, expensive and uncertain, and securing FDA clearances or approvals may require the submission of extensive clinical data together with other supporting information to the FDA.

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

     The Company is also required to register as a medical device manufacturer and to list its products with the FDA. Devices marketed in the United States are subject to pervasive and continuing regulatory oversight by the FDA and other agencies, and the Company is subject to periodic inspection and record-keeping requirements. As a medical device manufacturer, the Company is further required to comply with FDA requirements regarding the reporting of allegations of death or serious injury associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. Other FDA requirements govern product labeling and prohibit a manufacturer from marketing a device with a cleared 510(k) or an approved PMA for an uncleared or unapproved indication. Failure to comply with applicable regulatory requirements can result in a wide variety of severe administrative, civil, and criminal sanctions and penalties. See "-- Risk Factors -- Risks of Regulatory Action."

     International Regulation. Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls such as those described previously. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of the Company's products, and there can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries.

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

EMPLOYEES

     As of December 31, 2000, the Company had 2,556 full-time employees, including 366 in the United States, 907 in the United Kingdom, 1,232 in Puerto Rico, 33 in Canada, 10 in Australia and 6 in Hungary. Of the Company's full-time employees, 166 are engaged in sales and marketing, 2,169 in manufacturing, 111 in distribution, 31 in process development and 79 in finance and administration. The Company also utilizes a number of part-time employees in its manufacturing and distribution operations to supplement its full-time workforce. None of the Company's employees is represented by a labor union or is the subject of a collective bargaining agreement with respect to their employment by the Company. The Company has never experienced a work stoppage and believes that its employee relations are good. See "-- Risk Factors -- Dependence on Key Personnel."

RECENT DEVELOPMENTS

     On December 22, 2000, the Company signed a definitive agreement with Paris-based Essilor International (Compagnie Generale d'Optique) S. A. to acquire Essilor's contact lens business for cash. The Company acquired all sales and distribution assets of Essilor's contact lens business in Europe and manufacturing facilities in France, the United Kingdom and Albuquerque, New Mexico. This acquisition provides enhanced sales and distribution channels in Europe, new product lines and additional research and development expertise. The sale was completed on February 12, 2001, which was approved by the Board of Directors of both companies for approximately $47 million.

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

     INTENSE COMPETITION. The market for soft contact lenses is intensely competitive and is characterized by decreasing prices for many products. As the number of wearers of soft contact lenses in the United States has not grown significantly in recent years, increased United States market penetration by the Company will require wearers of competing products to switch to the Company's products. The Company's products compete with products offered by a number of larger companies including Johnson & Johnson, Ciba/Wesley Jessen, Bausch & Lomb, and Cooper. Many of the Company's competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company's competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. The Company believes that certain of its competitors are expanding, or are planning to expand their manufacturing capacity, and are implementing new more automated manufacturing processes, in order to support anticipated increases in volume. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. The Company's competitors could also reduce prices to increase sales volumes so as to utilize their capacity, or for other reasons. Price reductions by competitors could make the Company's products less competitive, and there can be no assurance that the Company would be able to either match the competitor's pricing plan or reduce its prices in response. The Company's ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. Any significant decrease in the Company's costs per lens will depend, in part, on the Company's ability to increase its sales volume and production capacity. There can be no assurance that the Company will be able to continue to increase its sales volume or reduce it per unit production costs. In response to competition, the Company may also increase cooperative merchandising allowances or otherwise increase spending, which may adversely affect its business, financial condition and results of operations. The failure of the Company to respond to competitive pressures, and particularly price competition, in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

     The market for contact lenses is shifting from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens. The weekly disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue product produced by Johnson & Johnson. The Company has introduced a lens marketed for daily disposal in Japan, Europe.and is evaluating the introduction of such a lens in the U.S. The Company's ability to enter and to compete effectively in the daily market will depend in large part upon the Company's ability to expand its production capacity and reduce its per unit production costs.

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

     To this end, the Company is currently adding new, highly automated production technology at its facilities in the United Kingdom and Puerto Rico to increase its manufacturing capacity and reduce its per unit manufacturing costs. However, there can be no assurance that the Company will be able to implement this automated technology on a timely basis or that the automated technology will operate as efficiently as expected. The Company has encountered delays in implementing the initial phases of this automated technology and there can be no assurance that it will not encounter significant delays and difficulties in the future as the Company intends to add additional lines. For example, suppliers could miss their equipment delivery schedules, new production lines and facility could improve less rapidly than expected, if at all, or the equipment or processes could require longer design time than anticipated, or redesigning after installation. The delays in implementing the initial phases of the automated lines, had caused the Company difficulties in meeting customer demand in certain of its products, which resulted in an order backlogs in 2000, and the delay of the introduction of new products. Further delays may increase the Company's level of backorders and impact the Company's ability to meet revenue projections. The new production technology will involve processes and equipment with which the Company and its personnel are not experienced. Difficulties experienced by the Company in automating its manufacturing process could impair the Company's ability to reduce its per unit production costs and to compete in the weekly and daily disposable replacement market and, accordingly, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company currently expects that through the end of 2001, it will invest approximately $42 million in capital expenditures on automated production lines in the United Kingdom and Puerto Rico and other items and expects to continue to invest in additional automated production lines after this period. The Company intends to finance these capital expenditures with net cash provided by operating activities, existing cash balances and borrowings under its credit facilities.

     RISK OF TRADE PRACTICE LITIGATION; CHANGES IN TRADE PRACTICES. The contact lens industry has been the subject of a number of class action and government lawsuits and government investigations in recent years. In December 1996, over twenty states sued three of the Company's largest competitors, as well as certain eyecare practitioners and trade organizations. The lawsuit alleges among other things, a conspiracy among such persons to violate antitrust laws by refusing to sell contact lenses to mail order and other non-practitioner contact lens providers, so as to reduce competition in the contact lens industry. A similar lawsuit was filed by the State of Florida in 1994 and several similar class action lawsuits were also filed in 1994. Several of the defendants have agreed to settle the lawsuits as to itself by agreeing to sell contact lenses to mail-order and other alternative distribution channels, and to make substantial cash and product rebates and coupons available to consumers.

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

     FLUCTUATIONS IN OPERATING RESULTS; DECREASING AVERAGE SALES PRICES. The Company's quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors. The Company's quarterly results can be affected significantly by pricing changes by the Company or its competitors, the Company's ability to increase manufacturing capacity efficiently and to reduce per unit manufacturing costs, the time and costs involved in expanding existing distribution channels and establishing new distribution channels, discretionary marketing and promotional expenditures such as cooperative merchandising allowances paid to the Company's customers, timing of the introduction of new products by the Company or its competitors, inventory shortages, timing of regulatory approvals and other factors. The Company's customers generally do not have long-term commitments to purchase products and products are generally shipped as orders are received. Consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which may be difficult to forecast. A significant portion of the Company's operating expenses is relatively fixed, and planned expenditures are based on sales forecasts. If sales levels fall below expectations, operating results could be materially adversely affected. In particular, the affect on net income may be proportionately greater than net sales because only a portion of the Company's expenses varies with net sales in the short term. In response to competition, the Company may reduce prices, increase cooperative merchandising allowances or otherwise increase marketing expenditures, and such responses may adversely affect the Company's business, financial condition and results of operations. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company's net sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

     The Company does not expect there will be significant growth in its sales of lenses marketed for annual or monthly replacement. Accordingly, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve or maintain, its gross margins.

     RISKS RELATING TO INTERNATIONAL OPERATIONS; NEED TO INCREASE SALES IN INTERNATIONAL MARKETS. In 1998, 1999 and 2000, the Company's international sales represented approximately 21%, 27% and 31%, respectively, of the Company's net sales. In addition, a significant portion of the Company's products are manufactured in the United Kingdom. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign consumer preferences, changes in currency exchange rates, increase government regulations, longer accounts receivable payment cycles, and foreign tax laws or tariffs. These factors, among others, could materially adversely affect the Company's ability to sell its products in international markets. The regulation of medical devices in a number of jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

     A portion of the Company's sales and expenditures are collected or paid in currencies other than the United States dollar. Therefore, the Company's operating results are affected by fluctuations in foreign currency exchange rates. The Company does not generally hedge its currency risk, and accordingly there can be no assurance that in the future exchange rate movements will not have a material adverse effect on the Company's sales, gross profit, operating expenses or foreign currency exchange gains and losses.

     The Company's continued growth is dependent on the expansion of international sales of its products. This expansion will involve operations in markets with which the Company is not experienced and there can be no assurance that the Company will be successful in capturing a significant portion of these markets for contact lenses. The Company's ability to integrate the newly acquired contact lens business of Essilor International (Compagnie Generale d'Optique) S.A. is dependent on the use of existing direct sales channels, and there can be no assurance that the Company will be successful in this integration. In addition, the Company will not be able to market and sell its products in certain international markets until it obtains regulatory approval. The failure of the Company to increase its international sales substantially could have a material adverse effect on the Company's business, financial condition and results of operations.

     UNCERTAIN ABILITY TO MANAGE GROWTH; RISKS ASSOCIATED WITH IMPLEMENTATION OF NEW MANAGEMENT INFORMATION. The Company has experienced rapid growth in recent years. Continued rapid growth may place significant strain on management, operational infrastructure, working capital and financial and management control systems. Growth in the Company's business has required, and is expected to continue to require, significant personnel management and other infrastructure resources. The Company's ability to manage any future growth effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational, financial and management information systems.

     RISK OF NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The Company has not historically allocated substantial resources to new product development, but rather has leveraged or licensed the technology developments of others. Recently the Company has begun investing more in new product development, however, in general the Company's expenditures in this area are significantly below those of its competitors. There can be no assurance that the Company's investments in new product development will be successful.

There also can be no assurance that the Company's competitors do not have or will not develop new products and technologies that could render the Company's products less competitive or obsolete. There can be no assurance that the Company will be able to develop its own technology or utilize technology developed by third parties in order to compete in these product areas. Any failure by the Company to stay current with its competitors with regard to new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     RISKS OF REGULATORY ACTION. The Company's products and manufacturing facilities are subject to stringent regulation by the FDA and by various governmental agencies for the states and localities in which the Company's products are manufactured and/or sold, as well as by governmental agencies in certain foreign countries in which the Company's products are manufactured and/or sold. Pursuant to the FDC Act and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution, sale, marketing, advertising and promotion of medical devices such as contact lenses. The process of obtaining FDA and other required regulatory clearances or approvals can be lengthy, expensive and uncertain. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions or withdrawals of regulatory clearances or approvals, product recalls, operating restrictions (including suspension of production, distribution, sales and marketing), product seizures and criminal prosecution of a company and its officers and employees. In addition, governmental regulations may be established that could prevent or delay regulatory clearances or approval of the Company's products. Delays in receiving necessary United States or foreign regulatory clearances or approvals, failure to receive clearances or approvals, or the loss of previously received clearances or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

     In general, the FDC Act requires that a new medical device be cleared by the FDA prior to introducing such product to the United States market through the submission of a 510(k) notification; exempted from the requirement of such clearance; or approved by the FDA prior to introducing such product to the market through the submission of a PMA. The process of obtaining clearance of a 510(k) notification typically takes five to twelve months without clinical data, or twelve to eighteen months or more if clinical data are required to be included in the notification, but it may take longer, and 510(k) clearance may never be obtained. Approval through the PMA process, which likewise may never be obtained, generally takes at least eighteen to twenty-four months and can take substantially longer, is more expensive and requires the submission of extensive preclinical and clinical data and manufacturing information, among other things. The soft contact lenses currently marketed by the Company have received FDA clearance through the 510(k) process or approval through the PMA process. In addition, the Company has made modifications to its products that the Company believes do not require the submission of new 510(k) notifications or PMA supplements. There can be no assurance, however, that the FDA will agree with any of the Company's determinations not to submit new 510(k) notifications or PMA supplements for these changes, that the FDA will not require the Company to cease sales and distribution while seeking clearances of 510(k) notifications and approvals of PMA supplements for the changes, or that such clearances and approvals, if required, will be obtained in a timely manner or at all. In addition, there can be no assurance that any future products developed by the Company or any modifications to current products will not require additional clearances or approvals from the FDA, or that such approvals, if necessary, will be obtained in a timely manner or at all.

     The Company's manufacturing facilities are subject to periodic GMP and other inspections by the FDA. Any actions required by the FDA as a result of any recent or future inspections could involve significant costs or disruption to the Company's operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, noncompliance with quality system (including GMP) requirements could result in the cessation or reduction of the Company's production volume, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States permit. Other countries have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in the United States, while approvals in countries such as Japan may require longer periods than in the United States. These differences may also affect the efficiency and timeliness of international market introduction of the Company's products, and there can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries in a timely manner or at all. See "-- Government Regulation."

     DEPENDENCE ON KEY PERSONNEL. The Company is dependent upon certain key management and technical personnel. The Company's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in retaining or hiring qualified personnel. The loss of any of the Company's senior management or other key research, clinical, regulatory, or sales and marketing personnel, particularly to competitors, could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Employees".

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

     RISKS OF INABILITY TO EFFECTIVELY PROTECT INTELLECTUAL PROPERTY. The Company is highly dependent upon its intellectual property. The Company believes that its trademarks are among its most valuable assets and has numerous trademark registrations in the United States, Europe and other foreign countries. While the Company believes that there are currently no pending challenges to the use or registration of any of the Company's material trademarks, it cannot assure you, however, that the Company's trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its trademarks, any of which could have a material adverse effect on the Company and its business.

     The Company has obtained non-exclusive licenses from third parties to patents for certain contact lens designs and manufacturing technologies used in the production of its products, including its dry cast molding processes. The Company has also obtained non-exclusive, fully paid, perpetual, worldwide licenses to use certain technology relating to the tinting of lenses and to manufacture a monomer used to produce certain of its lenses. In addition, the Company licenses technology used in manufacturing its toric and bifocal contact lenses under non-exclusive license agreements that limit the sales of products manufactured using the licensed technology to the Americas. The Company cannot assure you that if it desires or is required to renew these licenses or to obtain additional licenses to patents or proprietary rights of others, that any such licenses will be available on terms acceptable to the Company, if at all.

     In addition, the Company has filed patent applications on certain aspects of its new automated manufacturing process and new toric product. The Company cannot assure you that it will be successful in obtaining additional necessary patent and license rights, that the patents it has obtained, or any patents it may obtain as a result of pending patent applications, will provide any competitive advantages for its products, that those patents will not be successfully challenged, invalidated or circumvented in the future or that competitors have not already applied for or obtained or will not seek to apply for and obtain, patents that will prevent, limit or interfere with the Company's ability to make, use and sell its products. Patent applications are maintained in secrecy for a period after filing and the Company may not be aware of all of the patents and patent applications potentially adverse to its interests.

     In addition to trademarks and patent licenses, the Company owns certain trade secrets, copyrights, know-how and other intellectual property. The Company seeks to protect these assets, in part, by entering into confidentiality agreements with certain of its business partners, consultants and vendors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any such breach or that the Company's trade secrets and other intellectual property will not otherwise become known or be independently developed by others and thereby become unprotected. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology or that the Company can meaningfully protect its rights in un-patented proprietary technology.

     The defense and prosecution of intellectual property suits and related administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce the Company's intellectual property rights, to protect its trade secret or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. There can be no assurance that the prosecution and defense of the Company's intellectual property will be successful or that the Company will be able to secure adequate intellectual property protections in the future. If the outcome of any such litigation or interference proceedings is adverse to the Company, it could subject the Company to significant liabilities to third parties or require the Company to license disputed rights from third parties or cease using such technology, which would have a material adverse effect on the Company's business, financial condition, results of operations and future growth prospects. The protection of intellectual property in certain foreign countries is particularly uncertain. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, and such events would have a material adverse effect on the Company's business, financial condition and results of operations.

     DEPENDENCE ON KEY SUPPLIERS. The Company depends on several key suppliers for some of its product components. If the supply of materials from a key supplier were interrupted, replacement or alternative sources might not be readily obtainable due to the regulatory requirements applicable to the Company's manufacturing operations. In addition, a new or supplemental filing with applicable regulatory authorities may require clearance prior to the Company marketing a product containing new material. This clearance process may take a substantial period of time and prove costly, and the Company cannot assure you that it would be able to obtain the necessary regulatory approval for the new material to be used in its products on a timely basis, if at all. The supply disruptions could materially adversely affect the Company's business, financial condition, results of operations and future growth prospects.

     RISKS ASSOCIATED WITH REVENUES CONCENTRATED IN THE HEALTH CARE INDUSTRY AND EXPOSURE TO REGULATORY AND ECONOMIC CHANGES IN THAT INDUSTRY. The Company's products are sold to practitioners in the health care industry. As a result, the Company's ability to collect accounts receivable from eyecare practitioners may be compromised by regulatory or economic changes in the health care industry. The inability of the Company to collect accounts receivable would have a material adverse effect on its revenues.

     RISKS ASSOCIATED WITH GOVERNMENT REGULATION OF THE HEALTH CARE
INDUSTRY. The Company's success depends to a significant extent upon the success of its customers in the retail optical industry. These customers are subject to a variety of federal, state and local laws, regulations and ordinances, including those regarding advertising, location and design of stores, products sold and qualifications and practices of the industry. The state and local legal requirements vary widely among jurisdictions and are subject to frequent change. Furthermore, numerous health-care related legislative proposals have been made in recent years in the United States Congress and in various state legislatures. The potential impact of these proposals with respect to the business of the Company's customers is uncertain, and there is no assurance that the proposals, if adopted, would not have a material adverse impact on the Company.

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

     RISKS OF PRODUCT LIABILITY AND INSUFFICIENT PRODUCT LIABILITY
INSURANCE. The Company has in the past been, and continues to be, subject to product liability claims and lawsuits. Because contact lenses are medical devices, the Company faces an inherent risk of exposure to product liability claims in the event that the use of its products results in personal injury. The Company also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall. From time to time, the Company has received, and may continue to receive, complaints of significant patient discomfort, including corneal scarring and complications, while using the Company's contact lenses. In certain cases, the reasons for the problems have never been established. In addition, on two occasions, in 1995 and 1997, the Company has recalled limited volumes of certain of its product because certain labels on the vial or blister did not match the enclosed lens. Also in 1999, the Company recalled a substantial volume of certain of its products because of an incorrect sterility seal on the product blister. Although the Company has not experienced material losses to date due to product liability claims or product recalls, there can be no assurance that the Company will not experience such losses in the future. A successful product liability claim brought against the Company in excess of its insurance coverage, if any, may require the Company to pay substantial amounts. This could adversely affect the Company's results of operations and its need for and the timing of additional financing. In addition, although the Company believes it currently maintains sufficient product liability insurance coverage, if the Company is unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, it may be unable to market its products.

ITEM 2. PROPERTIES

     The Company's principal administrative, sales, marketing, customer service, packaging and distribution facility is located in South San Francisco, California. In December 2000, the Company entered into a seven year lease of office space to move its Corporate Headquarters to Concord, California. Sales, Marketing, Finance and Administrative departments will be affected by this move. The Company's principal manufacturing facilities are located near Southampton, United Kingdom, and in Juana Diaz, Puerto Rico. The Company also maintains sales offices in Canada, Australia, Hungary and the United Kingdom.

     The Company's Puerto Rico facility is currently operating at or near capacity (based on a single production shift per work day). As part of the Company's plan to increase its manufacturing capacity, it expanded its Puerto Rican manufacturing facilities to include a substantially larger new facility which is being leased to the Company by the Puerto Rico Industrial Development Company. The Company has relocated most of its manufacturing operations to this new facility. See "Item 1 -- Business -- Manufacturing" and "Item 1 -- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

     The following table describes the Company's principal facilities as of December 31, 2000:

                                                                              APPROXIMATE   OWNED/
              LOCATION                               FUNCTION                 SQUARE FEET   LEASED
              --------                               --------                 -----------   ------
South San Francisco,                  Corporate Headquarters/Sales/             152,145     Leased
  California(1).....................  Distribution
Concord, California(2)..............  New Corporate Headquarters                 19,828     Leased
Eastleigh, United Kingdom(3)........  Manufacturing                              66,000     Leased
Eastleigh, United Kingdom(4)........  Warehouse                                  10,000     Leased
Eastleigh, United Kingdom(5)........  Pilot Facility                             20,989     Leased
Romsey, United Kingdom(6)...........  Sales/Distribution                         34,160     Leased
Nursling, United Kingdom(7).........  Warehouse                                   4,400     Leased
Santa Isabel, Puerto Rico(8)........  Manufacturing                              13,000     Leased
Juana Diaz, Puerto Rico(9)..........  Manufacturing                             119,348     Leased
Markham, Ontario(10)................  Sales/Marketing/Distribution Warehouse     14,005     Leased
Melbourne, Australia(11)............  Sales/Distribution                          1,531     Leased
Budapest, Hungary(12)...............  Sales/Distribution                            775     Leased

---------------
 (1) The Company's lease for this facility expires on October 30, 2002, and the Company has an option to extend the lease until 2007 and to lease an additional 30,000 square feet.

 (2) The Company's lease for this facility expires on January 28, 2008, and the Company has an option to extend the lease until 2013.

 (3) The Company's lease for this facility expires on December 23, 2010.

 (4) The Company occupies this facility under a three-month rolling lease.

 (5) The Company's lease for this facility expires on December 23, 2010.

 (6) Represents two separate buildings. One is leased under a lease that expires August 18, 2007, and the Company has an option to break the lease from August 18, 2003. The second building's lease expires on December 31, 2012.

 (7) The Company's lease for this facility expires on March 21, 2011.

 (8) The Company's lease for this facility expires December 31, 2001.

 (9) Under an agreement effective June 1998, Ocular Sciences Puerto Rico managed on Puerto Rico Industrial Development Company's ("PRIDCO") behalf the construction of a new manufacturing facility. The new facility was leased by Ocular Sciences Puerto Rico. The lease commenced on March 1, 2000, the first day of the month following the completion, inspection and acceptance of the constructed building, for a period of ten years. This transaction will be accounted for as a financed purchase of the building (see Note 9 of Notes to Consolidated Financial Statements).

(10) The Company's lease for this facility expires September 30, 2010.

(11) The Company occupies this facility on a month-to-month lease.

(12) Represents two offices. One office is leased under a lease that expires on January 6, 2002, and the other office is leased under a month-to-month lease.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 28, 2000 the Company held its annual meeting of stockholders at which the stockholders met to elect six directors of the Company and amend the Company's 1997 Directors Stock Option Plan to increase the number of shares of Common Stock available under the plan by 100,000 shares. With respect to the election of directors, for John D. Fruth, 15,839,258 votes were cast in favor of election, 125,109 votes were cast against election and there were no abstentions; for Edgar J. Cummins, 15,839,258 votes were cast in favor of election, 125,109 votes were cast against election and there were no abstentions; for Terence M. Fruth, 15,694,658 votes were cast in favor of election, 269,709 votes were cast against election and there were no abstentions; for William R. Grant, 15,879,258 votes were cast in favor of election, 85,109 votes were cast against election and there were no abstentions; for Terrance Gregg 15,839,258 votes were cast in favor of election, 125,109 votes were cast against election and there were no abstentions; and for Francis
R. Tunney, Jr. 15,879,258 votes were cast in favor of election, 85,109 votes were cast against election and there were no abstentions. With respect to the amendment to the 1997 Directors Stock Option Plan, 15,054,549 votes were cast in favor of the motion, 472,168 votes were cast against the motion and 437,650 votes abstained.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     The Common Stock of the Company began trading publicly on the Nasdaq National Market on August 5, 1997 under the symbol "OCLR." Prior to that date, there was no public market for the Common Stock. The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Stock on the Nasdaq National Market.

                                                           HIGH        LOW
                                                         --------    --------
YEAR ENDED DECEMBER 31, 2000:
  Fourth Quarter.......................................  $13.2500    $11.6250
  Third Quarter........................................  $12.9375    $10.5000
  Second Quarter.......................................  $17.2500    $11.7500
  First Quarter........................................  $21.5625    $13.8750
YEAR ENDED DECEMBER 31, 1999:
  Fourth Quarter.......................................  $20.6250    $15.2500
  Third Quarter........................................  $20.0625    $16.4375
  Second Quarter.......................................  $34.8750    $14.7500
  First Quarter........................................  $28.6875    $20.0000
YEAR ENDED DECEMBER 31, 1998:
  Fourth Quarter.......................................  $27.2500    $17.8750
  Third Quarter........................................  $34.2500    $17.6875
  Second Quarter.......................................  $26.6250    $35.0000
  First Quarter........................................  $31.8750    $22.6250

     As of March 1, 2001, there were approximately 142 holders of record of the Company's Common Stock although the Company believes that there are a larger number of beneficial owners.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected data presented below under the captions "Consolidated Statement of Income" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2000 are derived from the consolidated financial statements of the Company.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             2000       1999       1998       1997      1996
                                           --------   --------   --------   --------   -------
                                               ($U.S. IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net sales................................  $176,970   $175,998   $151,908   $118,605   $90,509
Cost of sales............................    72,932     63,375     48,307     41,066    36,553
                                           --------   --------   --------   --------   -------
  Gross profit...........................   104,038    112,623    103,601     77,539    53,956
Selling and marketing expenses...........    46,164     44,291     40,445     27,139    18,101
General and administrative expenses......    21,027     19,681     19,117     18,085    17,332
Research and development expenses........     4,039      2,908      2,234      2,385     1,088
                                           --------   --------   --------   --------   -------
  Income from operations.................    32,808     45,743     41,805     29,930    17,435
Interest expense.........................      (596)      (279)      (308)    (1,387)   (3,216)
Interest income..........................     3,403      2,390      2,870        939       132
Other income (expense), net..............    20,477        (73)    (1,134)        (6)     (186)
                                           --------   --------   --------   --------   -------
  Income before taxes....................    56,092     47,781     43,233     29,476    14,165
Income taxes.............................   (17,151)   (11,348)   (12,670)    (8,843)   (3,989)
                                           --------   --------   --------   --------   -------
  Net income.............................    38,941     36,433     30,563     20,633    10,176
Preferred stock dividends................        --         --         --        (49)      (82)
                                           --------   --------   --------   --------   -------
Net income applicable to common
  stockholders...........................  $ 38,941   $ 36,433   $ 30,563   $ 20,584   $10,094
                                           ========   ========   ========   ========   =======
Net income per share (basic)(1)..........  $   1.68   $   1.60   $   1.37   $   1.10   $  0.61
                                           ========   ========   ========   ========   =======
Net income per share (diluted)(1)........  $   1.66   $   1.55   $   1.31   $   0.98   $  0.52
                                           ========   ========   ========   ========   =======
Shares used in computing net income per
  share (basic)(1).......................    23,164     22,831     22,293     18,722    16,445
                                           ========   ========   ========   ========   =======
Shares used in computing net income per
  share (diluted)(1).....................    23,422     23,445     23,276     21,107    19,439
                                           ========   ========   ========   ========   =======
OTHER DATA:
Lenses marketed for disposable
  replacement regimens as a percentage of
  total lenses sold (unit volume)........      95.7%      96.3%      93.7%      89.6%     83.5%
Depreciation and amortization............  $ 12,155   $  8,526   $  5,950   $  6,863   $ 4,904
Capital expenditures.....................    28,373     46,395     32,706     16,156    12,256

                                                           AS OF DECEMBER 31,
                                           ---------------------------------------------------
                                             2000       1999       1998       1997      1996
                                           --------   --------   --------   --------   -------
                                               ($U.S. IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, restricted cash
  and short-term and long-term
  investments............................  $ 66,740   $ 46,501   $ 57,249   $ 47,429   $ 5,541
Working capital..........................   102,314     73,353     70,578     60,914    15,118
Total assets.............................   264,830    222,315    176,570    132,835    63,503
Total debt...............................     5,728      3,442      3,464      3,879    22,740
Stockholders' equity.....................   221,714    183,609    142,949    106,104    23,889

---------------
(1) For an explanation of the determination of the number of shares used in computing net income per share (basic and diluted) see Note 2 of Notes to Consolidated Financial Statements.

                       TWO YEAR QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

                                               FIRST       SECOND      THIRD       FOURTH
                                              QUARTER     QUARTER     QUARTER     QUARTER
                                              --------    --------    --------    --------
                                              ($U.S. IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2000
Net sales...................................  $43,442     $42,953     $47,790     $42,785
Gross profit................................   26,475      24,631      28,130      24,802
Operating income............................    9,035       6,733       8,948       8,091
Net income..................................    7,133      17,477       7,490       6,840
Net income per share (basic)................  $   .31     $   .76     $   .32     $   .30
Net income per share (diluted)..............  $   .31     $   .75     $   .32     $   .29
FISCAL 1999
Net sales...................................  $37,009     $43,919     $49,475     $45,595
Gross profit................................   24,677      27,924      31,554      28,468
Operating income............................    8,785      11,659      12,801      12,498
Net income..................................    6,655       9,314      10,424      10,040
Net income per share (basic)................  $   .29     $   .41     $   .45     $   .44
Net income per share (diluted)..............  $   .29     $   .40     $   .45     $   .43

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 1-- Risk Factors."

OVERVIEW

     Since the Company was incorporated in 1985, its strategy has been to market high-quality contact lenses to eyecare practitioners at competitive prices using a low cost-to-serve operating structure. The Company continues to maintain this worldwide strategy. The contact lens industry and the Company's business are characterized by increasing unit sales and declining average selling prices, resulting primarily from a world-wide shift in demand from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens. Since the Company launched its first lens marketed for weekly replacement regimens, in the summer of 1993 through 2000, the Company has seen increased net sales each year. The Company's share of the market for lenses marketed for weekly disposable replacement regimens eroded slightly in 2000 resulting in a market share for the fourth quarter of 2000 of 17.0% compared to 19.3% in the same quarter of 1999. In 2000, lenses marketed for disposable replacement regimens accounted for 95.7% of the Company's unit volume and 89.7% of net sales, as compared to 96.3% and 89.7%, respectively, for the comparable period in 1999. See "Item 1 -- Risk Factors."

RESULTS OF OPERATIONS

     All results of operations data in the following tables is presented U.S. dollars in thousands.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

  Net Sales

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        2000      % CHANGE      1999
                                                      --------    --------    --------
U.S. ...............................................  $121,700      (5.7)%    $129,066
International.......................................    55,270      17.8%       46,932
                                                      --------                --------
Net sales...........................................  $176,970       0.6%     $175,998
                                                      ========                ========
As a percentage of net sales
  U.S. .............................................      68.8%                   73.3%
  International.....................................      31.2%                   26.7%

     Net Sales represents gross sales less allowances for returns, trial set and prompt payment discounts. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. Net sales increased from 1999 to 2000 from $176.0 million to $177.0 million and consisted primarily in the Company's lenses marketed for daily, weekly and monthly replacement regimens. Unit sales growth of the Company's lenses marketed for disposable replacement regimens increased 14.7% from 1999 to 2000. A significant portion of such growth came from international sales, which grew 18.0% while domestic sales declined 6% in 2000. As expected, intense competition for market share in the U.S., the impact of the proposed merger with Wesley Jessen, capacity constraints and a slowly growing U.S market for soft contact lenses contributed to the decline in U.S. sales for the year. International sales were driven by the continued growth of the European and Japanese market and the Company's expanding presence in these markets. See "Item 1 -- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

     The Company's overall average selling price decreased 10.9% from 1999 to 2000, primarily as a result of the increase in sales of lenses marketed in international markets through distributors, which have lower average selling prices, and the intense price competition on the Company's daily and weekly disposable products. The Company expects that the overall average selling price that it realizes across its products will continue to decline over time because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens, particularly lenses marketed for daily disposal, and (ii) increases in products sold internationally to distributors at prices lower than direct sales prices in the United States.

  Gross Profit

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        2000      % CHANGE      1999
                                                      --------    --------    --------
Gross profit........................................  $104,038      (7.6)%    $112,623
As a percentage of net sales........................      58.8%                   64.0%

     Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, and amortization of certain intangible assets. Gross profit in dollars and as a percentage of sales in 2000 both decreased from the comparable period in 1999 due to reductions in the Company's average selling prices, as discussed in "Net Sales". This was partially offset by lower production costs resulting from the implementation of certain manufacturing process improvements and increases in manufacturing volume. The Company expects cost reductions resulting from improvements in the Company's current production processes will continue in the future. Specifically, the Company is in the process of adding new automated production lines at its United Kingdom and Puerto Rico facilities, which are designed to further reduce its per unit cost of production over time, although such cost reductions may not be seen until future periods. As the Company expects that its overall average selling price will continue to decline over time due to product and geographic mix shift, as discussed above in "Net Sales". The Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margin percentage. The Company believes that the decline in average selling price, as sales of lower average selling price lenses marketed for daily replacement regimens increase, may exceed the rate of decline in production cost in the near term and accordingly, the Company would expect continued pressure on its gross profit margins in the future for its products. See "Item 1 -- Risk
Factors -- Fluctuations in Operating Results; Decreasing Average Sales Prices."

  Selling and Marketing Expenses

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                         2000      % CHANGE     1999
                                                        -------    --------    -------
Selling and marketing expenses........................  $46,164      4.2%      $44,291
As a percentage of net sales..........................     26.1%                  25.2%

     Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eye-care practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. Such activities may include, but are not limited to advertising, in-office promotion, displays and mailings. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. The increase in dollars and percentage terms from 1999 to 2000 resulted primarily from increases in expenditures related to cooperative merchandising allowances, outbound freight, promotional programs, the addition of the Phoenix sales office, the hiring of outside sales representatives for the 20 largest U.S. markets and one-time sales force retention costs. The Company believes selling and marketing expenses, particularly cooperative merchandising allowances and costs associated with its outside sales force, will grow in dollars and as a percentage of sales.

  General and Administrative Expenses

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                         2000      % CHANGE     1999
                                                        -------    --------    -------
General and administrative expenses...................  $21,027      6.8%      $19,681
As a percentage of net sales..........................     11.9%                  11.2%

     General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative personnel, professional services, consultants' fees, and non-manufacturing depreciation and facilities costs. The increase in dollar and percentage terms was due primarily to employee retention costs, higher consulting fees, telephone charges associated with the Company's new management software, bad debt expenses, increased infrastructure costs at the Canadian and United Kingdom facilities and other one-time professional fees.

  Research and Development Expenses

                                                            YEARS ENDED DECEMBER 31,
                                                          ----------------------------
                                                           2000     % CHANGE     1999
                                                          ------    --------    ------
Research and development expenses.......................  $4,039      38.9%     $2,908
As a percentage of net sales............................     2.3%                  1.7%

     Research and development expenses are comprised primarily of consulting costs for research and development personnel and in-house labor related to manufacturing process and new product development. The increase in dollars and percentage terms from 1999 to 2000 was primarily due to expenditures related to activities in connection with new product development, including the completion of the Company's new disposable Toric product, which will be launched in March 2001. Research and development expenses may fluctuate based on the timing of new product development projects.

  Interest and Other Income, Net

                                                           YEARS ENDED DECEMBER 31,
                                                         -----------------------------
                                                          2000      % CHANGE     1999
                                                         -------    --------    ------
Interest and other income, net.........................  $23,284    1,042.5%    $2,038
As a percentage of net sales...........................     13.2%                  1.2%

     The increase in the dollar amount of interest and other income, net from 1999 to 2000 resulted primarily from the proposed merger termination fee of $25.0 million less associated merger-related expenses of $4.2 million and interest income from the investment of these funds. Offsetting this income is interest expense associated with the quarterly payments on the construction loan for the Juana Diaz Puerto Rico manufacturing facility.

  Income Taxes

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                         2000      % CHANGE     1999
                                                        -------    --------    -------
Income taxes..........................................  $17,151      51.1%     $11,348
Effective tax rate....................................     30.6%                  23.8%

     The Company's higher effective tax rate for 2000 was entirely attributable to the U.S. taxation of the $25.0 million proposed merger termination fee. The company continues to receive a partial exemption from U.S. taxation with respect to earnings of the Company's Puerto Rican operations. In addition, the increase in the Company's foreign earnings, as a proportion to total earnings, have increased the amount of earnings taxed at the lower tax rates. The Company anticipates that it will continue to benefit from the increase in foreign earnings and the favorable effect of the Puerto Rico partial exemption through 2001, with limited exemption during the transition period from 2002 through 2006, when the benefit will expire under the current provisions of the Internal Revenue Code.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

  Net Sales

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1999      % CHANGE      1998
                                                      --------    --------    --------
U.S.................................................  $129,066       7.8%     $119,716
International.......................................    46,932      45.8%       32,192
                                                      --------                --------
Net sales...........................................  $175,998      15.9%     $151,908
                                                      ========                ========
As a percentage of net sales
  U.S...............................................      73.3%                   78.8%
  International.....................................      26.7%                   21.2%

     Net Sales represents gross sales less allowances for returns, trial set and prompt payment discounts. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. The growth in net sales dollars from 1998 to 1999 of $24.1 million or 15.9% was primarily from increased sales of the Company's lenses marketed for daily and weekly replacement regimens. Unit sales growth of the Company's lenses marketed for disposable replacement regimens increased 52.9% from 1998 to 1999. A significant portion of such growth came from international sales, which grew faster than domestic sales due to the Company's new product launches in Japan and Europe. Unit growth of the Company's international sales increased 120.0% from 1998 to 1999. The Company was experiencing backorders on certain of its products which had been caused by delays in the implementation of automated production lines in the United Kingdom. See "Item 1 -- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations."

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

     Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, and amortization of certain intangible assets. The dollar increase in gross profit from 1998 to 1999 was due primarily to increased net sales. Gross profit as a percentage of sales in 1999 decreased from the comparable periods in 1998 due to reductions to the Company's average selling prices, as discussed in "Net Sales", which were partially offset by lower production costs resulting from the implementation of certain process improvements and increases in manufacturing volume. The Company is in the process of adding automated production lines at its United Kingdom and Puerto Rico facilities, which are designed to further reduce its per unit cost of production over time, although such cost reductions may not be seen until future periods. The first automated line was FDA validated in the United Kingdom in mid-January 2000, and is now producing product for sale. See "Item 1 -- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations."

     As the Company expects that its overall average selling price will continue to decline over time due to product and geographic mix shift, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margin percentage. The Company believes that the decline in average selling price, as sales of lower average selling price lenses marketed for daily replacement regimens increase, will exceed the rate of decline in production cost in the near term and accordingly See "Item 1 -- Risk Factors -- Fluctuations in Operating Results; Decreasing Average Sales Prices."

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

     Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eye-care practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. Such activities may include, but are not limited to advertising, in-office promotion, displays and mailings. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. The increase in dollars from 1998 to 1999 resulted primarily from increases in expenditures related to cooperative merchandising allowances, outbound freight, promotional programs, the size of the U.S. sales force, and royalties which are due on certain United Kingdom sales. partially offset in part by lower sample diagnostic expenditures. The decrease in 1999 selling and marketing expenses as a percentage of net sales is due to a reduction in the amount of cooperative merchandising allowances paid in 1999 on a per unit basis compared to 1998, due to the 1998 price reductions discussed in "Net Sales".

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

     General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative personnel, professional services, consultants' fees, and non-manufacturing depreciation and facilities costs. The dollar increase was due primarily to increased depreciation related primarily to new computer hardware and software, general and administrative expenses related to the new Australian subsidiary acquired in July 1999, additional infrastructure related to the United Kingdom distribution facility and implementation of a new operating structure in the first quarter of 1999. These increases were almost completely offset by reduced 1999 provisions for management bonuses, which are paid at the discretion of the Board of Directors, and doubtful accounts receivable. Additionally, included in the expense for 1998 is a charge of $586,000 related to a custom-built packaging machine which failed factory acceptance tests and Company specifications. However, in the fourth quarter of 1999, the Company recovered $324,000 from the vendor for this packaging machine and has recorded this recovery in its 1999 results. The decrease in general and administrative expenses as a percentage of net sales was primarily due to the lower 1999 provisions for management bonuses and doubtful accounts and the one-time packaging equipment provisions and reversals, as discussed earlier.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In 2000, the Company did not use derivative instruments or participate in any hedging activities. The Company does not expect a material impact from implementation of SFAS No. 133 on its financial position, results of operations and cash flows should these instruments be used in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 2000 of $55.1 million increased from a December 31, 1999 balance of $10.1 million. Working capital increased from $73.4 million at December 31, 1999 to $102.3 million at December 31, 2000. The increase in cash and cash equivalents was due primarily to cash provided by operating activities, maturities of short and long-term instruments and the $25 million proposed merger termination fee with Wesley Jessen offset by the purchases of property and equipment. Working capital increased primarily by the cash received from the termination of the proposed merger less associated merger-related expenses. The Company had $11.6 million in short and long-term investments as of December 31, 2000, compared to $36.0 million as of December 31, 1999. The Company matured many of its short and long-term investments in anticipation of the acquisition of the contact lens business of Essilor International. The remaining short and long term investments may be easily liquidated at minimal cost.

     Net cash provided by operating activities was $47.4 million, $35.0 million and $40.5 million in 2000, 1999 and 1998, respectively, primarily representing net income of $38.9 million, $36.4 million and $30.6 million, respectively, and adjusted for depreciation and amortization charges of $12.4 million, $8.5 million and $6.0 million, respectively. These operating cash flows were reduced by net increases to inventories and accounts payable and offset by reductions in accounts receivables, prepaid expenses and accrued liabilities.

     Net cash used in investing activities in 2000, 1999 and 1998 was $3.6 million, $53.2 million and $42.6 million, respectively. In 1999, the Company used $46.4 million to purchase property and equipment, $6.3 million to purchase net short and long-term investments, and $498,000 to acquire two companies in Australia. In 2000, the Company used $27.2 million to purchase property and equipment and $1.2 million in purchases of patents but was offset by $37.6 million in sales of short and long-term investments. Purchases of property and equipment were lower than in past years due to delays caused by the proposed merger with Wesley Jessen. Sales of short and long-term investments were made in anticipation of the acquisition of the contact lens business of Essilor International.

     Net cash provided by financing activities in 2000, 1999 and 1998 was $2.5 million, $1.8 million and $1.5 million, respectively. In each of these years, net cash was used primarily for repayments of long-term debt. Net cash provided in 1998 and 1999 was primarily from proceeds from issuance of common stock from employee stock option exercises. In 2000, net cash provided was primarily from proceeds from capital lease obligations associated with the new Juana Diaz manufacturing facility in Puerto Rico.

     In addition to cash, cash equivalents and short and long-term investments, the Company has a credit facility with Comerica Bank -- California. The Comerica Credit Agreement provides for up to $20.0 million of revolving loans to the Company, which mature on June 30, 2002. Loans bear interest at Comerica Bank's base rate or at a margin of 1.00% to 1.25% above the bank's eurodollar rate depending on the Company's ratio of total liabilities to tangible net worth. At December 31, 2000, there were no revolving loans outstanding under the Comerica Credit Agreement. In addition, the Comerica Credit Agreement originally provided up to $10.0 million of term loans to Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") which bear interest at the bank's base rate or at a margin of 1.25% to 1.50% above the bank's eurodollar rate or negotiated rate depending on the Company's ratio of total liabilities to tangible net worth. As of December 31, 2000, there were $1.8 million in term loans outstanding under the Comerica Credit Agreement. Principal installments of $300,000 are due quarterly and all outstanding principal and unpaid interest is due and payable on July 31, 2002. The Comerica Credit Agreement contains covenants, which among other things requires the Company to maintain certain financial ratios. Borrowings under the Comerica Credit Agreement is secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding stock of the Company's Barbados and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other's borrowings under the Comerica Credit Agreement.

     The Company is obligated to make minimum base payments on noncancelable operating leases of $777,000, $500,000 and $432,000 in 2001, 2002 and 2003,
respectively. The Company currently expects to make capital expenditures of approximately $42.0 million in 2001 related to the implementation of new automated production lines at its manufacturing facilities. However, the amount of capital expenditures may increase or decrease, as the Company may accelerate or delay the implementation of the automated production lines based on market conditions and demand for its products. See "Item 1 -- Risk Factors -- Manufacturing Capacity Constraints; Risks Associated With Expansion and Automation of Manufacturing Operations."

     On July 27, 2000, the Company announced the approval by the Board of Directors of a two million share repurchase program. Under the repurchase plan, shares may be repurchased, subject to market and business conditions, at management's discretion on the open market. To the extent that management elects to repurchase shares, a significant use of cash resources could be effected. As of December 31, 2000, the Company has purchased 62,500 shares on the open market.

     The Company believes that its current cash and cash equivalents, further borrowings available under its credit facilities and its anticipated net cash flow from operations, will be sufficient to meet its anticipated cash needs for working capital, contractual commitments and capital expenditures for the foreseeable future.

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Economic and Monetary Union ("EMU") established fixed conversion rates through the European Central Bank between existing local currencies and one common currency, the Euro. For a three and a half-year transition period, non-cash transactions may be denominated in either the Euro or in the old national currencies. After July 1, 2002, the Euro will be the sole legal tender for EMU countries. The Company's United Kingdom subsidiary did not conduct any transactions in the Euro as of December 31, 2000, although invoices are produced with the Euro converted amount as reference. The Company has not experienced, nor does it anticipate any future material impact from the Euro conversion on its financial information systems nor its financial condition and results of operations.

SUBSEQUENT EVENTS

     On December 22, 2000, the Company signed a definitive agreement with Paris-based Essilor International (Compagnie Generale d'Optique) S.A. to acquire Essilor's contact lens business for cash. The

Company acquired all sales and distribution assets of Essilor's contact lens business in Europe and manufacturing facilities in France, United Kingdom and Albuquerque, New Mexico. This acquisition provides enhanced sales and distribution channels in Europe, new product lines and additional research and development expertise. The sale was completed on February 12, 2001, which was approved by the Board of Directors of both Companies for approximately $47 million.

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

     The Company has long-term debt outstanding, which is carried at cost (see
Note 9 to the Consolidated Financial Statements), with an interest rate which is referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. Holding debt levels constant, a one percentage point increase in interest rates would decrease earnings and cash flows for variable rate debt by approximately $18,000.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

     The Company operates three foreign subsidiaries that manufacture and/or sell its products primarily in the United Kingdom and to a lesser extent in Australia and Canada. Therefore, its earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables and payables, forecasted sales transactions, as well as net investment in certain foreign operations. The Company's foreign currency transactional exposures exist primarily with the United Kingdom pound and the Canadian dollar. In 2000, the Company recorded an exchange gain of $207,000 and continues to evaluate the use of foreign currency hedging opportunities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             OCULAR SCIENCES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current Assets:
  Cash and cash equivalents.................................  $ 55,109    $ 10,053
  Restricted cash...........................................        --         429
  Short-term investments....................................     9,585      28,389
  Accounts receivable, less allowance for sales returns and
     doubtful accounts of $1,494 and $1,674 for 2000 and
     1999, respectively.....................................    27,682      34,556
  Inventories...............................................    27,748      15,728
  Loans to officers and employees...........................        --         113
  Prepaid expenses and other current assets.................    15,000      15,043
                                                              --------    --------
          Total current assets..............................   135,124     104,311
  Property and equipment, net...............................   118,645     102,591
  Intangible assets, net....................................     7,819       7,617
  Long-term investments.....................................     2,046       7,630
  Other assets..............................................     1,196         166
                                                              --------    --------
          Total assets......................................  $264,830    $222,315
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  6,218    $  7,191
  Accrued liabilities.......................................    25,346      22,553
  Current portion of long-term debt.........................     1,246       1,214
                                                              --------    --------
          Total current liabilities.........................    32,810      30,958
  Deferred income taxes.....................................     5,348       5,520
  Other liabilities.........................................       476          --
  Long-term debt, less current portion......................     4,482       2,228
                                                              --------    --------
          Total liabilities.................................    43,116      38,706
                                                              --------    --------
Commitments and contingencies
Stockholders' Equity:
  Preferred Stock, $0.001 par value; 4,000,000 shares
     authorized; none issued................................        --          --
  Common Stock, $0.001 par value; 80,000,000 shares
     authorized; 23,305,685 and 22,953,985 shares issued and
     outstanding for 2000 and 1999, respectively............        23          23
  Additional paid-in capital................................    82,379      81,249
  Retained earnings.........................................   142,101     103,160
  Accumulated other comprehensive income (loss).............    (2,058)       (823)
  Treasury Stock, 62,500 shares.............................      (731)         --
                                                              --------    --------
          Total stockholders' equity........................   221,714     183,609
                                                              --------    --------
          Total liabilities and stockholders' equity........  $264,830    $222,315
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                             OCULAR SCIENCES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Net sales...........................................  $   176,970    $   175,998    $   151,908
Cost of sales.......................................       72,932         63,375         48,307
                                                      -----------    -----------    -----------
  Gross profit......................................      104,038        112,623        103,601
Selling and marketing expenses......................       46,164         44,291         40,445
General and administrative expenses.................       21,027         19,681         19,117
Research and development expenses...................        4,039          2,908          2,234
                                                      -----------    -----------    -----------
  Income from operations............................       32,808         45,743         41,805
Interest expense....................................         (596)          (279)          (308)
Interest income.....................................        3,403          2,390          2,870
Other income (expense), net.........................       20,477            (73)        (1,134)
                                                      -----------    -----------    -----------
  Income before taxes...............................       56,092         47,781         43,233
Income taxes........................................      (17,151)       (11,348)       (12,670)
                                                      -----------    -----------    -----------
  Net income........................................  $    38,941    $    36,433    $    30,563
                                                      ===========    ===========    ===========
Net income per share data:
  Net income per share (basic)......................  $      1.68    $      1.60    $      1.37
                                                      ===========    ===========    ===========
  Net income per share (diluted)....................  $      1.66    $      1.55    $      1.31
                                                      ===========    ===========    ===========
  Weighted average common shares outstanding........   23,164,156     22,830,561     22,292,632
  Weighted average dilutive potential common shares
     under the treasury stock method................      258,117        613,943        983,456
                                                      -----------    -----------    -----------
          Total weighted average common and dilutive
            potential common shares outstanding.....   23,422,273     23,444,504     23,276,088
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                             OCULAR SCIENCES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                 ACCUMULATED
                                                                                    OTHER
                                     COMMON STOCK       ADDITIONAL              COMPREHENSIVE   TREASURY                TOTAL
                                  -------------------    PAID-IN     RETAINED      INCOME        STOCK              STOCKHOLDERS'
                                    SHARES     AMOUNT    CAPITAL     EARNINGS      (LOSS)        SHARES    AMOUNT      EQUITY
                                  ----------   ------   ----------   --------   -------------   --------   ------   -------------
BALANCES AS OF DECEMBER 31,
  1998..........................  21,738,166    $22      $70,438     $ 36,164      $  (520)          --       --      $106,104
  Exercise of employee stock
    options.....................     819,952      1        1,701           --                        --       --         1,702
Issuance of common stock, net of
  issuance costs................      30,000     --          139                        --           --                    139
  Comprehensive income:
    Net income..................          --     --           --       30,563           --           --       --        30,563
    Other comprehensive income
      (loss)....................          --     --           --           --          (22)          --       --           (22)
                                                                                                                      --------
  Comprehensive income..........          --     --           --           --           --           --       --        30,541
  Income tax benefits from stock
    options exercised...........          --     --        4,463           --           --           --       --         4,463
                                  ----------    ---      -------     --------      -------      -------    -----      --------
BALANCES AS OF DECEMBER 31,
  1999..........................  22,588,118     23       76,741       66,727         (542)          --       --       142,949
  Exercise of employee stock
    options.....................     365,867     --        2,247           --           --           --       --         2,247
  Income tax benefits from stock
    options exercised...........          --     --        1,895           --           --           --       --         1,895
  Comprehensive income:
    Net income..................          --     --           --       36,433           --           --       --        36,433
    Other comprehensive income
      (loss)....................          --     --           --           --         (281)          --       --          (281)
                                                                                                                      --------
  Comprehensive income..........          --     --           --           --           --           --       --        36,152
  Stock options issued in
    connection with Australia
    acquisition.................          --     --          366           --           --           --       --           366
                                  ----------    ---      -------     --------      -------      -------    -----      --------
BALANCES AS OF DECEMBER 31,
  2000..........................  22,953,985     23       81,249      103,160         (823)          --                183,609
  Exercise of employee stock
    options.....................     351,700     --          898           --           --           --       --           898
  Income tax benefits from stock
    options exercised...........          --     --          232           --           --           --       --           232
  Comprehensive income:
    Net income..................          --     --           --       38,941           --           --       --        38,941
    Other comprehensive income
      (loss)....................          --     --           --           --       (1,235)          --       --        (1,235)
                                                                                                                      --------
  Comprehensive income..........          --     --           --           --           --           --       --        37,706
  Repurchase of common stock....          --     --                        --           --      (62,500)    (731)         (731)
                                  ----------    ---      -------     --------      -------      -------    -----      --------
BALANCES AS OF DECEMBER 31,
  2000..........................  23,305,685    $23      $82,379     $142,101      $(2,058)     (62,500)   $ 731)     $221,714
                                  ==========    ===      =======     ========      =======      =======    =====      ========

          See accompanying notes to consolidated financial statements.

                             OCULAR SCIENCES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
Cash flows from operating activities:
  Net income................................................  $ 38,941    $ 36,433    $ 30,563
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    12,370       8,526       5,950
    Amortization of loan to officer.........................        50         150         150
    Income tax benefits from stock options exercised........       232       1,895       4,463
    Provision for sales returns and doubtful accounts.......       831          12         880
    Provision for excess and obsolete inventory.............       816         702       1,129
    Provision for damaged and scrap products................       818         783         744
    Provision for (recovery of) equipment obsolescence......        --        (324)        586
    Loss (gain) on sale of property and equipment...........        --           7          10
    Exchange loss (gain)....................................       207         (62)        913
    Deferred income taxes...................................    (4,107)       (535)       (157)
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     5,521      (9,315)     (7,330)
    Inventories.............................................   (14,140)     (4,664)     (1,497)
    Prepaid expenses, other current and non-current
     assets.................................................     3,070      (4,170)     (1,844)
    Accounts payable........................................      (808)        720       2,310
    Accrued liabilities.....................................       905       5,332       2,765
    Income and other taxes payable..........................     2,633        (511)        867
                                                              --------    --------    --------
        Net cash provided by operating activities...........    47,339      34,979      40,502
                                                              --------    --------    --------
  Cash flows from investing activities:
    Purchase of property and equipment......................   (27,223)    (46,395)    (32,706)
    Purchase of intangible assets...........................    (1,150)         --          --
    Purchase of short-term and long-term investments........   (13,280)    (33,644)    (32,122)
    Loans to officers and employees.........................        --      (1,150)       (185)
    Collection of loans to officers and employees...........        60       1,150       1,113
    Sales and maturities of short-term and long-term
     investments............................................    37,639      27,328      20,937
    Payment for Australian acquisitions, net of cash
     acquired...............................................        --        (498)         --
    Proceeds from liquidation of property and equipment.....        --          --         368
    (Deposits to) payments from restricted cash.............       387          44         (21)
                                                              --------    --------    --------
        Net cash used in investing activities...............    (3,567)    (53,165)    (42,616)
                                                              --------    --------    --------
  Cash flows from financing activities:
    Proceeds from issuance of long-term debt................        60          --          --
    Proceeds from Financing obligation......................     3,410          --          --
    Repayment of long-term debt.............................    (1,162)       (480)       (390)
    Proceeds from secondary public offering, net............        --          --         139
    Repurchase of common stock..............................      (731)         --          --
    Proceeds from issuance of common stock..................       898       2,247       1,701
                                                              --------    --------    --------
        Net cash provided by financing activities...........     2,473       1,767       1,450
                                                              --------    --------    --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................    (1,192)        (48)       (711)
                                                              --------    --------    --------
        Net increase (decrease) in cash and cash
        equivalents.........................................    45,056     (16,467)     (1,375)
Cash and cash equivalents at beginning of year..............    10,053      26,520      27,895
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $ 55,109    $ 10,053    $ 26,520
                                                              ========    ========    ========
Supplemental cash flow disclosures: Cash paid during the
  year for:
    Interest................................................  $    447    $    272    $    312
    Income taxes............................................  $ 18,261    $  7,512    $  7,936
  Non-cash financing activities:
    Fixed Assets acquired by capital lease obligations......  $     --    $    456    $     --

          See accompanying notes to consolidated financial statements.

                             OCULAR SCIENCES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

  The Initial Public Offering

     On August 8, 1997, the Company closed its initial public offering of 8,280,000 shares of its Common Stock at an initial public offering price of $16.50 per share. Of the 8,280,000 shares, 3,600,000 shares were sold by the Company and the remaining 4,680,000 were sold by certain selling shareholders. The net proceeds to the Company were $53.7 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The Company utilized $11.6 million of the proceeds to repay all of the debt outstanding under the Company's Credit Agreement with Comerica
Bank -- California, $2.9 million of the proceeds to repay subordinated debt owed to the Company's Chief Executive Officer, $6.7 million of the proceeds as final payment pursuant to the settlement agreement of certain United Kingdom litigation (Note 18) and the remaining $32.5 million of the proceeds to purchase and install machinery and equipment and to fund the construction of plant, building and facilities.

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

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation.

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

  Revenue Recognition

     Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," expresses the views of the SEC staff in applying accounting principles generally accepted in the United States to certain revenue recognition issues. In March 2000, the SEC issued SAB 101A to defer the effective date of implementation of SAB No. 101. In September 2000, the SEC issued SAB 101B to defer further the effective date of implementation of SAB 101 with earlier application encouraged. As a result of the last amendment, SAB 101 was effective for the Company in its fourth fiscal quarter of 2000. Consistent with prior practice, the Company recognizes sales upon shipment of products to its customers. Allowances for sales returns and discounts are accrued at the time sales are recognized.

  Shipping and Handling Costs

     In October 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Revenues and Costs", which requires fees billed to customers associated with shipping and handling to be classified as revenue, and costs associated with shipping and handling to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company classifies shipping charges received from customers as revenue. The Company classifies inbound and outbound shipping costs as cost of sales. The Company does not impose separate handling charges on customers and classifies costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment as operating expenses.

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

  Advertising Costs

     Advertising and promotion costs are expensed as incurred. The Company's advertising and promotion costs was $392,000, $510,000 and $26,000 for the years 2000, 1999 and 1998, respectively.

  Foreign Currencies

     The functional currencies of the Company's United Kingdom, Canadian, Australia and Hungarian subsidiaries are their respective local currencies. Accordingly, the subsidiaries translate all asset and liability accounts at current exchange rates in effect at the balance sheet date and statement of income accounts at average exchange rates during the period. Translation adjustments arising from differences in exchange rates from period to period are included in the consolidated financial statements as a component of other comprehensive income.

  Concentration of Credit Risk

     The Company sells its products to a diverse group of optometrists, optical retailers, optical product distributors and ophthalmologists, and therefore the concentration of credit risk with respect to accounts receivable is limited due to the large number and diversity of customers across broad geographic areas. Accounts receivable from customers are uncollateralized. As of December 31, 2000, approximately 14% of accounts receivable and 10% of consolidated net sales were concentrated in one customer, while, as of December 31, 1999, approximately 20% of accounts receivable and 10% of consolidated net sales were concentrated in one customer. To reduce credit risk, the Company performs ongoing credit evaluations of its significant customers' respective financial conditions. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

     Marketing rights, trademarks, patents, goodwill, licenses and covenants not-to-compete are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the respective assets, which are typically five to fifteen years.

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

  Earnings Per Share

     The Company adopted SFAS No. 128, "Earnings per Share". Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

     Basic earnings per share under SFAS No. 128 was computed using the weighted average number of shares outstanding of 23,164,156 in 2000, 22,830,561 in 1999, and 22,292,632 in 1998. Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share were due to the inclusion of the dilutive effect of stock options previously granted of 258,117 in 2000, 613,943 in 1999 and 983,456 in 1998. Options to purchase shares of 3,376,710 in 2000, 1,549,160 in 1999 and 1,411,900 in 1998 were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. For the year ended December 31, 2000, the weighted average exercise price of the anti-dilutive options was $21.42.

  Stock-Based Compensation

     The Company follows the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and has elected to continue to account for stock-based compensation using methods prescribed in Accounting Principles Board ("ABP") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions involving Stock Compensation". This Interpretation clarifies the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Interpretation was effective for July 1, 2000 and was adopted by the Company as of this date, but certain conclusions in this Interpretation covered specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis. The Company does not expect a material impact from implementation of FIN No. 44 on its financial position, results of operations and cash flows.

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

  Segment Information

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes requirements for reporting information about operating segments and disclosures relating to products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available and which is used regularly by its chief decision maker in allocation of resources. The Company operates in a single operating segment.

  New Accounting Standards

     In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. SFAS No. 133 was to be effective for all fiscal quarters of fiscal years beginning after September 15, 1999. In September 1999, the FASB issued SFAS No. 137, which defers the implementation of SFAS No.
133. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, will be effective for all fiscal quarters of fiscal years beginning after June 30, 2000.

     The Company does not expect a material impact from implementation of SFAS No. 133 on its financial position, results of operations and cash flows.

NOTE 3. ACCUMULATED OTHER COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations. Accumulated other comprehensive income or loss includes primarily foreign currency translation adjustment and unrealized gains and losses on investments. There were no realized gains (losses) in 2000, 1999 and 1998.

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

The following table reflects the changes in accumulated balances of other comprehensive income (in thousands):

                                                                                 ACCUMULATED
                                                 FOREIGN                            OTHER
                                                CURRENCY        UNREALIZED      COMPREHENSIVE
                                               TRANSLATION    GAINS/(LOSSES)       INCOME
                                               ADJUSTMENT     ON SECURITIES        (LOSS)
                                               -----------    --------------    -------------
Balance at December 31, 1997.................    $  (531)         $  11            $  (520)
  Current year change........................        (10)           (12)               (22)
                                                 -------          -----            -------
Balance at December 31, 1998.................       (541)            (1)              (542)
  Current year change........................       (123)          (158)              (281)
                                                 -------          -----            -------
Balance at December 31, 1999.................       (664)          (159)              (823)
                                                 -------          -----            -------
  Current year change........................     (1,412)           177             (1,235)
                                                 -------          -----            -------
Balance at December 31, 2000.................    $(2,076)         $  18            $(2,058)
                                                 -------          -----            -------

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's short-term and long-term investments in marketable equity securities are carried at fair value, based on quoted market prices for these or similar investments. The carrying amounts reported in the balance sheets for receivables, related party loans, accounts payable, accrued liabilities and short-term debt approximates fair values due to their short-term maturities. Long-term debt is carried at cost, which approximates fair value as the interest rate on the debt is referenced to market rates.

     As of December 31, 2000, short-term investments, due in one year or less, and long-term investments, due in one to three years, amounted to approximately $9,585,000 and $2,046,000, respectively. Short-term and long-term investments have been classified as available-for-sale and consisted of the following (in thousands):

                                                        AS OF DECEMBER 31, 2000
                                          ---------------------------------------------------
                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS         LOSSES      FAIR VALUE
                                          ---------    ----------    ----------    ----------
Tax-exempt municipal funds..............   $ 7,613        $21           $--         $ 7,634
United States government debt
  securities............................     3,000         --            (3)          2,997
Foreign debt securities.................        --         --            --              --
Corporate notes.........................     1,000         --            --           1,000
                                           -------        ---           ---         -------
                                           $11,613        $21           $(3)        $11,631
                                           =======        ===           ===         =======

                                                        AS OF DECEMBER 31, 1999
                                          ---------------------------------------------------
                                                         GROSS         GROSS
                                          AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                            COST         GAINS         LOSSES      FAIR VALUE
                                          ---------    ----------    ----------    ----------
Tax-exempt municipal funds..............   $11,494        $ 1          $ (21)       $11,474
United States government debt
  securities............................     7,995         --            (40)         7,955
Foreign debt securities.................        --         --             --             --
Corporate notes.........................    16,689         --            (99)        16,590
                                           -------        ---          -----        -------
                                           $36,178        $ 1          $(160)       $36,019
                                           =======        ===          =====        =======

     The Company's available-for-sale securities are carried at market value and, as of December 31, 2000 and 1999 included unrealized gains (losses) of approximately $18,000 and $158,000, respectively, net of tax. There were no realized gains (losses) on sales of investments in 2000 and 1999.

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 5. INVENTORIES

     Inventories consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Raw materials............................................  $ 4,396    $ 3,906
Work in process..........................................    3,339      1,344
Finished goods...........................................   20,013     10,478
                                                           -------    -------
                                                           $27,748    $15,728
                                                           =======    =======

NOTE 6. PROPERTY AND EQUIPMENT, NET

     Property and equipment, net consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Equipment and machinery.....................................  $ 71,540    $ 39,864
Furniture and fixtures......................................     3,698       3,356
Vehicles....................................................       204         216
Building and leasehold improvements.........................    33,207      29,786
Construction in progress....................................    46,502      54,673
                                                              --------    --------
                                                               155,151     127,895
Less accumulated depreciation and amortization..............   (36,506)    (25,304)
                                                              --------    --------
                                                              $118,645    $102,591
                                                              ========    ========

NOTE 7. INTANGIBLE ASSETS, NET

     Intangible assets, net consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Marketing rights, trademarks, patent, goodwill, licenses and
  covenants not to compete..................................  $11,415    $10,260
Less accumulated amortization...............................   (3,596)    (2,643)
                                                              -------    -------
                                                              $ 7,819    $ 7,617
                                                              =======    =======

NOTE 8. PREPAID EXPENSES AND OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

     Prepaid expenses and other current assets consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Refundable taxes............................................  $   621    $ 6,530
Deferred income taxes.......................................    8,289      4,115
Prepaid expenses............................................    2,462      1,918
Other current assets........................................    3,628      2,480
                                                              -------    -------
                                                              $15,000    $15,043
                                                              =======    =======

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     Accrued liabilities consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Accrued expenses............................................  $15,187    $11,050
Accrued cooperative merchandising allowances................    6,314      8,510
Accrued value added taxes...................................      594      2,371
Deferred income taxes.......................................       --         --
Income taxes payable........................................    3,251        622
                                                              -------    -------
                                                              $25,346    $22,553
                                                              =======    =======

NOTE 9. LONG-TERM DEBT

     Long-term debt consisted of the following ($U.S. in thousands):

                                                                 DECEMBER 1,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Term loan to a bank, principal payments due quarterly from
  July 31, 2000 through October 31, 2004, bearing interest
  at the bank's Eurodollar rate plus 1.25%..................  $ 1,790    $ 2,304
Financing obligation due to PRIDCO with monthly payment of
  $35,987 beginning in March 1, 2001 through February 1,
  2010 bearing an effective interest at 4.32%...............    3,470         --
Capital lease obligations, bearing an effective interest
  rate of 11.22%, 10.76%, and 10.54%, respectively, for
  2000, 1999 and 1998, secured by certain equipment.........      469      1,138
                                                              -------    -------
          Total long-term debt..............................    5,728      3,442
Less current portion of long-term debt......................   (1,246)    (1,214)
                                                              -------    -------
                                                              $ 4,482    $ 2,228
                                                              =======    =======

     The Company has a credit facility with Comerica Bank. The Comerica Credit Agreement provides for up to $20.0 million of revolving loans to the Company, which mature on June 30, 2002. Loans bear interest at Comerica Bank's base rate or at a margin of 1.00% to 1.25% above the bank's eurodollar rate depending on the Company's ratio of total liabilities to tangible net worth. At December 31, 2000, there were no revolving loans outstanding under the Comerica Credit Agreement. In addition, the Comerica Credit Agreement originally provided up to $10.0 million of term loans to Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") which bear interest at the bank's base rate or at a margin of 1.25% to 1.50% above the bank's eurodollar rate or negotiated rate depending on the Company's ratio of total liabilities to tangible net worth. As of December 31, 2000, there were $1.8 million in term loans outstanding under the Comerica Credit Agreement. Principal installments of $300,000 are due quarterly and all outstanding principal and unpaid interest is due and payable on July 31, 2002. The Comerica Credit Agreement contains covenants, which among other things requires the Company to maintain certain financial ratios. Borrowings under the Comerica Credit Agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding stock of the Company's Barbados and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other's borrowings under the Comerica Credit Agreement.

     The Long-term debt, including current portion, is due in aggregate annual installments of: $1,246,000 in 2000, $1,525,000 in 2001, and $317,000 in 2002.

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

  Financing

     In February 1999, Ocular Sciences Puerto Rico finalized an agreement, effective June 1998, with the Puerto Rico Industrial Development Company ("PRIDCO"), to manage on PRIDCO's behalf the construction of a new building in Puerto Rico that will be leased by Ocular Sciences Puerto Rico as its manufacturing facility, upon completion of construction. Ocular Sciences Puerto Rico initially financed the building construction as well as the leasehold improvements with existing cash and plans to borrow against the remaining balance available under its term loan with a major bank upon completion of construction. Under the agreement, PRIDCO will reimburse Ocular Sciences Puerto Rico for up to a maximum of $4,720,000 for certain structural construction costs of the facility at the end of the construction project, as specified in the agreement. Annual rental payments of approximately $489,000 would be due to PRIDCO to commence the first day of the following month, after completion, inspection and acceptance of the constructed building, for a period of ten years. Ocular Sciences Puerto Rico received $3,470,000 from PRIDCO in November 2000. Monthly rental of $35,987 will be due beginning March 2001 for a period of ten years. This transaction commenced on March 1, 2000 and has been accounted for as a financed purchase of the building.

NOTE 10. LEASES

     The future minimum annual lease payments under non-cancelable lease obligations with an initial term in excess of one year, as of December 31, 2000, are as follows ($U.S. in thousands):

                                                              CAPITALIZED    OPERATING
                                                                LEASES        LEASES
                                                              -----------    ---------
Year Ending December 31,
  2001......................................................    $  777        $ 3,235
  2002......................................................       500          2,974
  2003......................................................       432          1,969
  2004......................................................       432          1,964
  2005......................................................       432          1,948
  Thereafter................................................     2,231          8,095
                                                                ------        -------
Total minimum lease payments................................    $4,804        $20,185
                                                                              =======
Imputed interest............................................      (866)
                                                                ------
Present value of minimum lease payments.....................     3,938
Current portion.............................................      (654)
                                                                ------
Long-term capitalized lease obligations.....................    $3,284
                                                                ======

     Rent expense on operating leases for the Company's offices, warehouse facilities and certain equipment was approximately $2,359,000, $3,013,000, and $2,584,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     The Company leases a portion of its machinery and equipment under long-term capital leases, and has the option to purchase these assets for fair market value at the termination of the lease. Included in property and equipment, net are the following leased assets ($U.S. in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Equipment and machinery.....................................  $ 2,814    $ 2,865
Furniture and fixtures......................................      142        142
Vehicles....................................................       23         51
Building and leasehold improvements.........................   13,981         --
                                                              -------    -------
                                                               16,960      3,058
Less accumulated depreciation and amortization..............   (3,408)    (1,528)
                                                              -------    -------
                                                              $13,552    $ 1,530
                                                              =======    =======

     Building and Leasehold improvements increased primarily from the completion of the Puerto Rico manufacturing facility. (See Note 9 to the Consolidated Financial Statements). Depreciation and amortization expense on machinery and equipment and vehicles under long-term capital leases was approximately $1,939,000, $400,000 and $395,000 for the years ended December 31, 2000, 1999 and 1998.

NOTE 11. COMMON STOCK

  Certain Anti-Takeover Provisions

     The Company's Board of Directors has the authority to issue up to 4,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

  Share Repurchase Plan and Treasury Stock

     On July 27, 2000, the Company announced the approval by the Board of Directors of a two million share repurchase program. Under the repurchase plan, shares may be repurchased, subject to market and business conditions, at management's discretion on the open market. To the extent that management elects to repurchase shares, a significant use of cash resources could be effected. As of December 31, 2000, the Company has purchased 62,500 shares on the open market.

  Stock-based Compensation Plans

     The Company has the following stock-based compensation plans:

          (i) 1989 Stock Option Plan

          The 1989 Stock Option Plan provided for the grant to employees, directors and consultants of incentive stock options, exercisable at a price not less than the fair market value of the shares on the grant date, or for non-qualified options, exercisable at a price not less than 85% of the fair market value of the shares on the date of grant. The options generally were granted for a six year-term and vested over a five year period. This plan was terminated upon the effective date of the Company's initial public offering on August 4, 1997. Any authorized shares not issued or subject to outstanding grants under this plan on August 4, 1997 and any shares that are issuable upon exercise of options granted pursuant to this plan that expire or become unexercisable for any reason without having been exercised in full will be available for future grant and issuance under the 1997 Equity Incentive Plan. As of December 31, 2000, options to purchase a total of 176,120 shares are outstanding under this plan.

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

          (ii) 1997 Equity Incentive Plan

          The 1997 Equity Incentive Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company. The exercise price of all incentive stock options must be no less than the fair market value of the Company's Common Stock on the date of grant and the exercise price of all nonqualified stock options must be at a price not less than 85% of such fair market value. The options generally are granted for a ten-year term and vest over a five-year period. Any authorized shares not issued or subject to outstanding grants under the 1989 Plan on August 4, 1997 and any shares that are issuable upon exercise of options granted pursuant to the 1989 Plan that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the 1997 Equity Incentive Plan. As of December 31, 2000, a total of 4,423,400 shares of common stock were reserved for issuance under this plan.

     (iii) 1997 Directors Stock Option Plan

          The 1997 Directors Stock Option Plan provides for grants of nonqualified stock options to certain non-employee directors of the Company. The exercise price per share of all options granted under the plan must be equal to the fair market value of the Company's common stock on the date of grant. The options generally are granted for a ten-year term and vest over a three-year period. As of December 31, 2000, a total of 400,000 shares of common stock were reserved for issuance under this plan.

     A summary of stock option transactions under the plans indicated at (i),
(ii) and (iii) follows:

                                                                                WEIGHTED
                                                                                 AVERAGE
                                                  RANGE OF        NUMBER OF     EXERCISE
                                              EXERCISE PRICES      OPTIONS        PRICE
                                              ----------------    ----------    ---------
Outstanding as of December 31, 1997.........  $ 0.27 to $25.38     2,219,454     $ 7.03
  Exercised.................................    0.27 to  26.38      (819,952)      2.08
  Granted...................................   17.69 to  31.75     1,667,200      26.31
  Canceled..................................    1.47 to  29.63      (161,778)     20.69
                                              ----------------    ----------     ------
Outstanding as of December 31, 1998.........  $ 1.47 to $31.75     2,904,924     $18.73
  Exercised.................................    1.47 to  27.00      (365,867)      6.14
  Granted...................................   15.00 to  34.69     1,796,100      18.71
  Canceled..................................    1.47 to  34.69      (404,647)     25.09
                                              ----------------    ----------     ------
Outstanding as of December 31, 1999.........  $ 1.47 to $34.69     3,930,510     $19.24
  Exercised.................................    1.47 to  26.38      (351,700)      2.55
  Granted...................................   10.75 to  19.63       919,100      12.55
  Canceled..................................    1.47 to  31.75    (1,120,200)     21.26
                                              ----------------    ----------     ------
Outstanding as of December 31, 2000.........  $ 1.47 to $31.75     3,376,710     $18.49
                                              ================    ==========     ======
          Total number of shares exercisable
            at December 31, 2000............  $ 3.04 to $34.69       960,077     $20.24
                                              ================    ==========     ======

     The weighted average grant date fair value of the options granted in 2000, 1999, and 1998 was $4.99, $7.81, and $9.45, respectively. At December 31, 2000,
532,919 options were available for grant.

     Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company is required to disclose the pro forma effects on net income and net income per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company's plans been determined in a manner consistent with the fair value approach enumerated

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

in SFAS No. 123, the Company's pro forma net income and pro forma net income per share for the years ended December 31, 2000, 1999 and 1998, would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Pro forma net income:
  As reported.........................................  $38,941    $36,433    $30,563
  Adjusted pro forma..................................   35,721     33,193     28,873
Net income per common share (basic):
  As reported.........................................  $  1.68    $  1.60    $  1.37
  Adjusted pro forma..................................     1.54       1.45       1.30
Net income per common share (diluted):
  As reported.........................................  $  1.66    $  1.55    $  1.31
  Adjusted pro forma..................................     1.53       1.42       1.24

     In 2000, 1999 and 1998, the Company calculated the fair value of options using the Black-Scholes option-pricing model. The assumptions used were as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Weighted-average risk free interest rate....................  6.12%   5.21%   5.31%
Expected life (years).......................................     3       3       3
Volatility..................................................  50.0%   55.0%   45.0%
Dividend yield..............................................    --      --      --

     The following table summarizes information about stock options outstanding as of December 31, 2000:

                                        OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                          -----------------------------------------------   ------------------------
                           NUMBER     WEIGHTED-AVERAGE                      NUMBER      WEIGHTED-
                             OF          REMAINING       WEIGHTED-AVERAGE     OF         AVERAGE
RANGE OF EXERCISE PRICES   OPTIONS    CONTRACTUAL LIFE    EXERCISE PRICE    OPTIONS   EXERCISE PRICE
------------------------  ---------   ----------------   ----------------   -------   --------------
$ 3.04 - 12.13              753,620         7.9               $10.35        112,900       $ 6.58
$12.19 - 34.69            2,611,190         7.9                20.83        846,577        22.07
                          ---------         ---               ------        -------       ------
$ 3.04 - 34.69            3,376,710         7.9               $18.49        959,477       $20.24
                          =========         ===               ======        =======       ======

NOTE 12. RETIREMENT SAVINGS PLAN

     In October 1998, the Company established a defined-contribution savings plan under Section 401K of the Internal Revenue Code. This savings plan allows eligible U.S. employees to contribute up to 15% of their compensation on a pre-tax basis. The Company matches 50% of the first four percent of the employees' contribution. Such matching Company contributions are vested incrementally over five years. All of the Company's subsidiaries have similar retirement savings plans in the respective countries. The charge to operating income for the Company's matching contribution was approximately $983,000 in 2000, $837,000 in 1999 and $520,000 in 1998.

NOTE 13. INCOME TAXES

     Deferred taxes are provided, where warranted, to reflect the future tax consequences of differences between the financial reporting and tax reporting of various assets and liabilities; these differences will be either taxable or deductible when the related assets and liabilities are recovered or settled. The income tax benefits related to the exercise of stock options reduces taxes currently payable and is credited to additional

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

paid-in capital. Such amounts approximated $232,000, $1,895,000 and $4,463,000 for 2000, 1999 and 1998, respectively.

     Income before income tax expense includes the following components (in thousands):

                                                         2000       1999       1998
                                                        -------    -------    -------
United States.........................................  $37,746    $35,040    $40,220
Foreign...............................................   18,346     12,741      3,013
                                                        -------    -------    -------
          Total.......................................  $56,092    $47,781    $43,233
                                                        =======    =======    =======

     Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998, consisted of (in thousands):

                                    2000                              1999                              1998
                       ------------------------------    ------------------------------    ------------------------------
                       CURRENT    DEFERRED     TOTAL     CURRENT    DEFERRED     TOTAL     CURRENT    DEFERRED     TOTAL
                       -------    --------    -------    -------    --------    -------    -------    --------    -------
Federal..............  $17,147    $(3,545)    $13,602    $ 9,733    $(1,960)    $ 7,773    $ 8,509     $(209)     $ 8,300
State................    3,058       (293)      2,765      2,675       (145)      2,530      2,048        17        2,065
Foreign..............    1,292       (508)        784       (460)     1,505       1,045      2,270        35        2,305
                       -------    -------     -------    -------    -------     -------    -------     -----      -------
                       $21,497    $(4,346)    $17,151    $11,948    $  (600)    $11,348    $12,827     $(157)     $12,670
                       =======    =======     =======    =======    =======     =======    =======     =====      =======

     The total income tax expense differed from the amount computed by applying the federal statutory income tax rate of 35% to income before taxes as a result of the following (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Computed tax expense at federal statutory rate........  $19,632    $16,723    $15,132
Foreign tax rate differential.........................   (3,704)    (1,008)       214
Puerto Rico possessions tax credit....................     (597)    (5,298)    (3,999)
State taxes...........................................    1,988      1,510      1,366
Amortization of goodwill..............................       --         --         --
Other permanent differences...........................     (168)      (579)       (43)
                                                        -------    -------    -------
                                                        $17,151    $11,348    $12,670
                                                        =======    =======    =======

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

     The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Deferred tax assets:
  Net operating loss carryforwards....................  $    --    $   870    $ 1,312
  Accounts receivable, principally due to allowance
     for doubtful accounts............................      186        223        800
  Inventories, principally due to reserves and
     additional costs capitalized for tax purposes....    4,006      2,071      2,401
  State taxes.........................................    1,193        783        717
  Other accrued liabilities...........................    2,904        652        442
                                                        -------    -------    -------
          Total gross deferred tax assets.............    8,289      4,599      5,672
Deferred tax liabilities:
  Investment in subsidiaries..........................       --         --       (438)
  Puerto Rico tollgate tax............................   (1,171)    (1,171)      (716)
  Puerto Rico profit split and basis difference.......     (267)      (267)      (907)
  Other basis differences.............................     (352)      (334)    (2,059)
  Depreciation of property and equipment..............   (3,558)    (4,232)     (3554)
                                                        -------    -------    -------
          Total gross deferred tax liability..........   (5,348)    (6,004)    (7,674)
                                                        -------    -------    -------
          Total net deferred tax asset (liability)....  $ 2,941    $(1,405)   $(2,002)
                                                        =======    =======    =======

     As of December 31, 2000, deferred taxes were not provided on approximately $37,162,000 of cumulative foreign unremitted earnings, which are expected to remain invested indefinitely. Applicable foreign income taxes have been provided for. Although it is not practical to estimate the amount of additional tax which might be payable on the foreign unremitted earnings, credits for foreign income taxes paid will be available at tax rates substantially equal to any U.S. tax liability. For tax purposes, the Company did not have any available foreign net operating loss carry forwards as of December 31, 2000.

NOTE 14. RELATED PARTY TRANSACTIONS

     In April 1997, the Company loaned a total of $892,195 to certain employees of the Company, of which $550,923 was loaned to the Company's Vice President, U.S. Sales under a full-recourse promissory note. Total accrued interest at December 31, 1997 included in loans to officers and employees amounted to $35,128, of which $23,456 related to this officer's loan. All the loans, except for the loan to this officer, were non-recourse but were secured by a total of 228,846 shares of the Company's Common Stock, 102,212 of which have been pledged by the officer. The interest rate on these loans was 6%, payable on or before the earliest to occur of the one year anniversary of each loan, respectively, termination of employment, liquidation or dissolution of the Company or, under certain circumstances, merger or consolidation of the Company. The principal and related interest on these loans were repaid to the Company in 1998.

     Under an employment agreement, the Company extended a $450,000 loan to the Company's President and Chief Operating Officer in January 1998 in connection with his purchase of a new residence (the "Loan"). The Loan was interest free and was secured by a purchase money second deed of trust on the new residence and by a security interest in certain stock options. The Loan was due and payable in full on the earlier of (i) October 15, 2002; (ii) six (6) months after the Company's President and Chief Operating Officer's voluntary resignation or termination by the Company for Cause (as defined in the employment agreement); or (iii) upon the Company's President and Chief Operating Officer's agreement to sell, convey,

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

transfer, or dispose of, or further encumber the new residence. Under the terms of the employment agreement, the Company agreed to forgive the Loan in its entirety (and return any payments received in connection therewith), in the event that the Company's President and Chief Operating Officer remains continuously employed with the Company from October 15, 1997 through October 15, 2000. The Company also agreed to forgive 50% of the loan in the event that the President and Chief Operating Officer was terminated by the Company by written notice without cause. In May 2000, the Company terminated the employment of the employee. In accordance with the terms of the note, $225,000 was forgiven and the remiander was repaid in full in October 2000.

     A director of the Company, who is also the brother of the Chief Executive Officer, is a partner in a law firm, which has provided legal services to the Company since its formation. The Company made payments for legal services of approximately $42,000, $15,000 and $27,000 in the years ended December 31, 2000, 1999, and 1998, respectively.

     In April 1999, the Company loaned $1,150,000 to two executive officers of the Company. The loan principal, along with accrued interest of 8%, was repaid to the Company.

     On June 7, 2000, the Company has entered into an agreement with Edgar Cummins, a member of its Board of Directors, pursuant to which Mr. Cummins will be paid a fee if the Company enters into certain strategic business transactions. The amount of the fee is 3/8% of the aggregate value of the transaction. The agreement also provides for Mr. Cummins to be paid up to $45,000 plus expenses for his services. The Company has also entered into a separate consulting agreement with Mr. Cummins to act as the Company's interim Chief Financial Officer until November 27, 2000, pursuant to which he was to be paid $4,500 per week.

NOTE 15. ENTERPRISE WIDE DISCLOSURES

     The Company, which operates in a single operating segment, designs, manufactures and distributes contact lenses. Sales to one major customer amounted to approximately 14%, 10% and 11% of total net sales for the years ended December 31, 2000, 1999 and 1998, respectively. United States export sales approximated 10.7%, 3.5%, and 3.0% of net sales for the years ended December 31, 2000, 1999, and 1998, respectively. The geographic presentation of net sales is based on the origin of the sale. The "Other" category consists of

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

geographic presentations of Canada and Australia. The geographic distributions of the Company's net sales, income from operations, and identifiable net assets are as follows (in thousands):

                                      UNITED    UNITED
                                      STATES    KINGDOM   BARBADOS    OTHER    ELIMINATIONS   CONSOLIDATED
                                     --------   -------   --------   -------   ------------   ------------
December 31, 2000
  Sales to unaffiliated
     customers.....................  $140,642   $25,186   $    --    $11,142    $      --       $176,970
  Intercompany sales...............    45,369    38,553    82,427         --     (166,349)            --
                                     --------   -------   -------    -------    ---------       --------
  Total net sales..................  $185,991   $63,739   $82,427    $11,142    $(166,349)      $176,970
                                     ========   =======   =======    =======    =========       ========
  Income from operations...........  $  2,855   $(4,585)  $40,985    $  (403)   $  (6,044)      $ 32,808
                                     ========   =======   =======    =======    =========       ========
  Total identifiable assets........  $190,614   $84,279   $39,512    $ 5,680    $ (55,255)      $264,830
                                     ========   =======   =======    =======    =========       ========
December 31, 1999
  Sales to unaffiliated
     customers.....................  $135,196   $30,220   $    --    $10,582    $      --       $175,998
  Intercompany sales...............    49,980    37,951    48,921         --     (136,852)            --
                                     --------   -------   -------    -------    ---------       --------
  Total net sales..................  $185,176   $68,171   $48,921    $10,582    $(136,852)      $175,998
                                     ========   =======   =======    =======    =========       ========
  Income from operations...........  $ 28,666   $ 4,658   $ 4,993    $   329    $   7,097       $ 45,743
                                     ========   =======   =======    =======    =========       ========
  Total identifiable assets........  $154,582   $75,103   $38,312    $ 5,195    $ (50,877)      $222,315
                                     ========   =======   =======    =======    =========       ========
December 31, 1998
  Sales to unaffiliated
     customers.....................  $123,907   $19,164   $    --    $ 8,837    $      --       $151,908
  Intercompany sales...............    35,972    18,847        --         --      (54,819)            --
                                     --------   -------   -------    -------    ---------       --------
  Total net sales..................  $159,879   $38,011   $    --    $ 8,837    $ (54,819)      $151,908
                                     ========   =======   =======    =======    =========       ========
  Income from operations...........  $ 38,932   $ 2,771   $    --    $ 1,089    $    (987)      $ 41,805
                                     ========   =======   =======    =======    =========       ========
  Total identifiable assets........  $147,221   $54,227   $    --    $ 2,663    $ (27,541)      $176,570
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

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

     On March 23, 2000, the Company and certain of its directors were named in a suit filed in California Superior Court, (Rand v. Ocular Sciences, Inc. et al., Case No. 310935, San Francisco County), by a shareholder seeking class action status for breach of fiduciary duties. The complaint sought damages in an unspecified amount and injunctive relief. During the second quarter of 2000, this lawsuit was dismissed without prejudice.

     On April 3, 2000, Bausch & Lomb, Inc. filed suit against Wesley Jessen, its board of directors and the Company in the Court of Chancery of Delaware (Bausch & Lomb, Inc. v. Wesley Jessen VisionCare, Inc. et al., Civil Action No. 17963, New Castle County). Bausch & Lomb's complaint allege that the Company's Proposed Merger agreement with Wesley Jessen was entered into in breach of the Wesley Jessen board's fiduciary duties to act on a fully informed basis and to advance the best interests of Wesley Jessen shareholders. It also allege that the Company aided and abetted the Wesley Jessen board's purported breach of fiduciary duties. On July 14, 2000, this action was dismissed without prejudice.

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

NOTE 17. COMMITMENTS

     Commitments for the remodeling of existing facilities, construction of new facilities and purchase of capital equipment over the next year were approximately $4,104,000 and $7,799,000, respectively, as of December 31, 2000 and 1999.

NOTE 18. ACQUISITIONS

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

                             OCULAR SCIENCES, INC.

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

NOTE 19. WESLEY JESSEN MERGER

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

NOTE 20. SUBSEQUENT EVENTS

     On December 22, 2000, the Company signed a definitive agreement with Paris-based Essilor International (Compagnie Generale d'Optique) S. A. to acquire Essilor's contact lens business for cash. The Company acquired all sales and distribution assets of Essilor's contact lens business in Europe and manufacturing facilities in France, United Kingdom and Albuquerque, New Mexico. This acquisition provides enhanced sales and distribution channels in Europe, new product lines and additional research and development expertise. The sale was completed on February 12, 2001, which was approved by the Board of Directors of both Companies for approximately $47 million.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ocular Sciences, Inc.:

     We have audited the accompanying consolidated balance sheets of Ocular Sciences, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocular Sciences, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

San Francisco, California
February 2, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 10, Item 11, Item 12, and Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders which we anticipate will be filed no later than 120 days after the end of our fiscal year pursuant to Regulation 14A and accordingly these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

          (1) Financial Statements and Schedules. The following Consolidated Financial Statements of the Company are incorporated by reference from Part II, Item 8 of this Form 10-K:

                                                              PAGE
                                                              ----
Consolidated Balance Sheets -- December 31, 2000 and 1999...   39
Consolidated Statements of Income -- Years Ended December
  31, 2000, 1999 and 1998...................................   40
Consolidated Statements of Stockholders' Equity -- Years
  Ended December 31, 2000, 1999 and 1998....................   41
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 2000, 1999 and 1998..........................   42
Notes to Consolidated Financial Statements..................   43
Report of KPMG LLP..........................................   61

          (2) Financial Statement Schedules. The following financial statement schedule of the Company for the years ended December 31, 2000, 1999 and 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

                          SCHEDULE                            PAGE
                          --------                            ----
II. Valuation and Qualifying Accounts.......................   65

     All Other financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

     (3) Exhibits

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     2.01      Form of Agreement and Plan of Merger by and between O.S.I.
               Corporation, a California corporation, and Registrant+
     3.01      Registrant's Restated Certificate of Incorporation
     3.02      Registrant's Bylaws+
     4.01      Registration Rights Agreement dated as of October 30, 1992 by and among the Registrant and the other parties listed on the signature pages thereto+
     4.02      Amendment to Registration Rights Agreement and Shareholders'
               Agreement dated as of February 27, 1997 by and among the
               Registrant and the other parties listed on the signature
               pages thereto+
    10.01      Registrant's 1989 Stock Option Plan adopted July 21, 1989, as amended November 30, 1994+*
    10.02      Registrant's 1997 Equity Incentive Plan+*
    10.03      Registrant's 1997 Amended and Restated Directors Stock
               Option Plan
    10.04      Registrant's 1997 Employee Stock Purchase Plan+*
    10.05      Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers+*
    10.06      Settlement Agreement and Release dated as of February 27,
               1997 between Aspect Vision Care Ltd., New Focus Health Care
               Ltd., Geoffrey Galley, Anthony Galley, Barrie Bevis, Albert
               Morland, Ivor Atkinson and Wilfred Booker, Sciences Ltd.,
               O.S.I. Corporation and John Fruth+#
    10.07      Amendment to Settlement Agreement and Release dated as of
               February 27, 1997 between the parties to the Settlement
               Agreement and Contact Lens Technologies Ltd+
    10.08      Patent License Agreement dated February 27, 1997 by and
               between Ocular Sciences Ltd. and certain persons referred to therein as the Patent Owners+
    10.09      Employment Agreement dated March 27, 1996 by between John
               Lilley and O.S.I. Corporation+*
    10.10      Lease for 475 -- 479 Eccles Avenue dated May 18, 1995,
               between Stanley D. McDonald, Norman H. Scherdt, Herbert A.
               West and McDonald Ltd. as "Landlord" and O.S.I. Corporation
               as "Tenant'+
    10.11      Lease for Santa Isabel, Puerto Rico Kingdom dated September
               14, 1984, between The Puerto Rico Industrial Development
               Company as "Landlord" and O.S.I. Puerto Rico Corporation as
               "Tenant," as amended+
    10.12      Counterpart Underlease of Distribution Depot dated November
               30, 1995 among Boots the Chemist Limited as "Landlord,"
               Ocular Sciences Limited as "Tenant" and O.S.I. Corporation
               as "Guarantor'+
    10.13      Amended and Restated Credit Agreement among Ocular Sciences,
               Inc., Ocular Sciences Puerto Rico, Inc. and Comerica
               Bank -- California dated November 7, 1997 and exhibits
               thereto[X]
    10.14      Amendment Number Two to Amended and Restated Credit
               Agreement among Ocular Sciences, Inc., Ocular Sciences
               Puerto Rico, Inc. and Comerica Bank -- California, dated
               April 27, 1999[Z]
    10.15      Amendment Number Three to Amended and Restated Credit
               Agreement among Ocular Sciences, Inc., Ocular Sciences
               Puerto Rico, Inc. and Comerica Bank -- California, dated
               June 28, 1999[Z]

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.16      Amendment Number Four to Amended and Restated Credit
               Agreement among Ocular Sciences, Inc., Ocular Sciences
               Puerto Rico, Inc. and Comerica Bank -- California, dated
               October 14, 1999[A]
    10.18      Amended and Restated Inter-Company Loan Agreement among
               Ocular Sciences, Inc., and Precision Lens Manufacturing and
               Technology, Inc., dated June 1, 1999
    10.19      Employment Agreement dated October 15, 1997 between Norwick
               Goodspeed and the Company[X]*
    10.20      Lease of Unit 10 The Quadrangle Abbey Park Industrial Estate
               Romsey Hampshire dated August 19, 1997 between Ocular
               Sciences Limited and The Royal Bank of Scotland plc[X]
    10.21      Construction and Lease Contract dated June 29, 1998 between
               Ocular Sciences Puerto Rico, Inc. and Puerto Rico Industrial
               Development Company[Y]
    10.22      First Amendment to Lease for 475 -- 479 Eccles Avenue dated
               January 25, 1999, between Stanley D. McDonald, Mary Lee
               Scheidt, Herbert A. West, and McDonald Ltd. as "Landlord"
               and O.S.I. Corporation as "Tenant"[C]
    10.23      Lease of Unit One School Lane Chandlers Ford Industrial
               Estate Chandlers Ford Hampshire dated May 20, 1999 between
               Ocular Sciences UK Limited, Ocular Sciences, Inc. and Le
               Gallais' Real Estates (Overseas) Limited[C]
    10.24      Consulting agreement between Ed Cummins and Ocular Sciences,
               Inc.[D]
    10.25      Agreement and Plan of Merger dated March 19, 2000, among
               Wesley Jessen VisionCare Inc., and OSI Acquisition Corp. and
               Ocular Sciences, Inc.[B]
    21.01      List of Subsidiaries[C]
    23.01      Consent of KPMG LLP, Independent Certified Public
               Accountants
    24.01      Power of Attorney (Included in Part IV of this Form 10-K)

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

[Y] Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

[Z] Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999.

[A] Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

[B] Incorporated by reference from the Company's Form 13D, filed with the SEC on March 29, 2000.

[C] Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

[D] Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000.

     (b) Reports on Form 8-K:

     The Registrant filed a Current Report on Form 8-K on February 26, 2001, in connection with its acquisition of the contact lens business of Paris-based Essilor International (Compagnie Generale d' Optique) S.A.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                    ADDITIONS
                                      BALANCE AT    CHARGED TO    CHARGED TO                  BALANCE AT
                                      BEGINNING     COSTS AND       OTHER                        END
                                      OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS    OF PERIOD
                                      ----------    ----------    ----------    ----------    ----------
YEAR ENDED DECEMBER 31, 2000
Allowance for sales returns and
  doubtful accounts receivable......    1,674         1,396           --          (1,577)(1)    1,494
Provision for excess and obsolete
  inventory.........................    2,691         1,385           --          (1,352)(2)    2,725
YEAR ENDED DECEMBER 31, 1999
Allowance for sales returns and
  doubtful accounts receivable......    2,085            12           --            (423)(1)    1,674
Provision for excess and obsolete
  inventory.........................    2,652           702           --            (663)(2)    2,691
YEAR ENDED DECEMBER 31, 1998
Allowance for sales returns and
  doubtful accounts receivable......    1,655           880           --            (450)(1)    2,085
Provision for excess and obsolete
  inventory.........................    2,171         1,129           --            (648)(2)    2,652

---------------
(1) Uncollectible accounts written off, net of recoveries.

(2) Discontinued, expired, damaged and scrap inventory.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 30th day of March, 2001.

                                          OCULAR SCIENCES, INC.

                                          By:     /s/ SIDNEY B. LANDMAN
                                            ------------------------------------
                                                     Sidney B. Landman
                                               Vice President, Finance, Chief
                                                      Financial Officer,
                                                  Secretary and Treasurer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints John D. Fruth, Sidney B. Landman, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof

     In accordance with the requirements of the Securities Act, this Report on Form 10-K was signed by the following persons in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
PRINCIPAL EXECUTIVE OFFICER:

                  /s/ JOHN D. FRUTH                       Chief Executive Officer,      March 30, 2001
-----------------------------------------------------   President and Chairman of the
                    John D. Fruth                            Board of Directors

PRINCIPAL FINANCIAL AND PRINCIPAL ACCOUNTING OFFICER:

                /s/ SIDNEY B. LANDMAN                     Vice President, Finance,      March 30, 2001
-----------------------------------------------------     Chief Financial Officer,
                  Sidney B. Landman                        Secretary and Treasurer

DIRECTORS:

                  /s/ JOHN D. FRUTH                       Chief Executive Officer,      March 30, 2001
-----------------------------------------------------   President and Chairman of the
                    John D. Fruth                            Board of Directors

                /s/ EDGAR J. CUMMINS                              Director              March 30, 2001
-----------------------------------------------------
                  Edgar J. Cummins

                /s/ TERENCE M. FRUTH                              Director              March 30, 2001
-----------------------------------------------------
                  Terence M. Fruth

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----
                /s/ WILLIAM R. GRANT                              Director              March 30, 2001
-----------------------------------------------------
                  William R. Grant

                 /s/ TERRANCE GREGG                               Director              March 30, 2001
-----------------------------------------------------
                   Terrance Gregg

             /s/ FRANCIS R. TUNNEY, JR.                           Director              March 30, 2001
-----------------------------------------------------
               Francis R. Tunney, Jr.

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     2.01      Form of Agreement and Plan of Merger by and between O.S.I.
               Corporation, a California corporation, and Registrant+
     3.01      Registrant's Restated Certificate of Incorporation
     3.02      Registrant's Bylaws+
     4.01      Registration Rights Agreement dated as of October 30, 1992 by and among the Registrant and the other parties listed on the signature pages thereto+
     4.02      Amendment to Registration Rights Agreement and Shareholders'
               Agreement dated as of February 27, 1997 by and among the
               Registrant and the other parties listed on the signature
               pages thereto+
    10.01      Registrant's 1989 Stock Option Plan adopted July 21, 1989, as amended November 30, 1994+*
    10.02      Registrant's 1997 Equity Incentive Plan+*
    10.03      Registrant's 1997 Amended and Restated Directors Stock
               Option Plan
    10.04      Registrant's 1997 Employee Stock Purchase Plan+*
    10.05      Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers+*
    10.06      Settlement Agreement and Release dated as of February 27,
               1997 between Aspect Vision Care Ltd., New Focus Health Care
               Ltd., Geoffrey Galley, Anthony Galley, Barrie Bevis, Albert
               Morland, Ivor Atkinson and Wilfred Booker, Sciences Ltd.,
               O.S.I. Corporation and John Fruth+#
    10.07      Amendment to Settlement Agreement and Release dated as of
               February 27, 1997 between the parties to the Settlement
               Agreement and Contact Lens Technologies Ltd+
    10.08      Patent License Agreement dated February 27, 1997 by and
               between Ocular Sciences Ltd. and certain persons referred to therein as the Patent Owners+
    10.09      Employment Agreement dated March 27, 1996 by between John
               Lilley and O.S.I. Corporation+*
    10.10      Lease for 475 -- 479 Eccles Avenue dated May 18, 1995,
               between Stanley D. McDonald, Norman H. Scherdt, Herbert A.
               West and McDonald Ltd. as "Landlord" and O.S.I. Corporation
               as "Tenant'+
    10.11      Lease for Santa Isabel, Puerto Rico Kingdom dated September
               14, 1984, between The Puerto Rico Industrial Development
               Company as "Landlord" and O.S.I. Puerto Rico Corporation as
               "Tenant," as amended+
    10.12      Counterpart Underlease of Distribution Depot dated November
               30, 1995 among Boots the Chemist Limited as "Landlord,"
               Ocular Sciences Limited as "Tenant" and O.S.I. Corporation
               as "Guarantor'+
    10.13      Amended and Restated Credit Agreement among Ocular Sciences,
               Inc., Ocular Sciences Puerto Rico, Inc. and Comerica
               Bank -- California dated November 7, 1997 and exhibits
               thereto[X]
    10.14      Amendment Number Two to Amended and Restated Credit
               Agreement among Ocular Sciences, Inc., Ocular Sciences
               Puerto Rico, Inc. and Comerica Bank -- California, dated
               April 27, 1999[Z]

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.15      Amendment Number Three to Amended and Restated Credit
               Agreement among Ocular Sciences, Inc., Ocular Sciences
               Puerto Rico, Inc. and Comerica Bank -- California, dated
               June 28, 1999[Z]
    10.16      Amendment Number Four to Amended and Restated Credit
               Agreement among Ocular Sciences, Inc., Ocular Sciences
               Puerto Rico, Inc. and Comerica Bank -- California, dated
               October 14, 1999[A]
    10.18      Amended and Restated Inter-Company Loan Agreement among
               Ocular Sciences, Inc., and Precision Lens Manufacturing and
               Technology, Inc., dated June 1, 1999
    10.19      Employment Agreement dated October 15, 1997 between Norwick
               Goodspeed and the Company[X]*
    10.20      Lease of Unit 10 The Quadrangle Abbey Park Industrial Estate
               Romsey Hampshire dated August 19, 1997 between Ocular
               Sciences Limited and The Royal Bank of Scotland plc[X]
    10.21      Construction and Lease Contract dated June 29, 1998 between
               Ocular Sciences Puerto Rico, Inc. and Puerto Rico Industrial
               Development Company[Y]
    10.22      First Amendment to Lease for 475 -- 479 Eccles Avenue dated
               January 25, 1999, between Stanley D. McDonald, Mary Lee
               Scheidt, Herbert A. West, and McDonald Ltd. as "Landlord"
               and O.S.I. Corporation as "Tenant"[C]
    10.23      Lease of Unit One School Lane Chandlers Ford Industrial
               Estate Chandlers Ford Hampshire dated May 20, 1999 between
               Ocular Sciences UK Limited, Ocular Sciences, Inc. and Le
               Gallais' Real Estates (Overseas) Limited[C]
    10.24      Consulting agreement between Ed Cummins and Ocular Sciences,
               Inc.[D]
    10.25      Agreement and Plan of Merger dated March 19, 2000, among
               Wesley Jessen VisionCare Inc., and OSI Acquisition Corp. and
               Ocular Sciences, Inc.[B]
    21.01      List of Subsidiaries[C]
    23.01      Consent of KPMG LLP, Independent Certified Public
               Accountants
    24.01      Power of Attorney (included in Part IV of this Form 10-K)

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

[Y] Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

[Z] Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 1999.

[A] Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

[B] Incorporated by reference from the Company's Form 13D, filed with the SEC on March 29, 2000.

[C] Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

[D] Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000.