Form 10-K/A
period 2000-12-31
OCULAR SCIENCES INC /DE/
filed 2001-05-14
CIK 882484

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                                ----------------

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000;

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                           COMMISSION FILE NO. 0-22623

                              OCULAR SCIENCES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                   94-2985696
     (STATE OR OTHER JURISDICTION OF                      (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

    1855 GATEWAY BOULEVARD, SUITE 700
          CONCORD, CALIFORNIA                                 94520
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925) 969-7000

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

   As of March 1, 2001, Registrant had outstanding 23,312,285 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates by reference the Registrant's Proxy Statement for its Annual Meeting of Stockholders which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.
================================================================================

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

    Ocular Sciences, Inc. is amending Part IV, Item 14, "Exhibits, Financial Statement Schedules, and Reports on Form 8-K," of its Annual Report on Form 10-K for the year ended December 31, 2000 to (i) include an independent auditors' report with Schedule II - Valuation and Qualifying Accounts, (ii) include Exhibits 10.03 and 10.18, and (iii) amend Exhibit 23.01 in its entirety as follows.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Report:

        (1) Financial Statements and Schedules. The following Consolidated Financial Statements of the Company are incorporated by reference from Part II, Item 8 of the Annual Report on Form 10-K for the year ended
    December 31, 2000:

                                                                                        PAGE

               Consolidated Balance Sheets -- December 31, 2000 and 1999.............    39
               Consolidated Statements of Income -- Years Ended December 31, 2000,
                 1999 and 1998.......................................................    40
               Consolidated Statements of Stockholders' Equity -- Years Ended
                 December 31, 2000, 1999 and 1998....................................    41
               Consolidated Statements of Cash Flows -- Years Ended
                 December 31, 2000, 1999 and 1998....................................    42
               Notes to Consolidated Financial Statements............................    43
               Report of KPMG LLP....................................................    61

        (2) Financial Statement Schedules. The following financial statement schedule of the Company for the years ended December 31, 2000, 1999 and 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.


               SCHEDULE                                                                 PAGE
               --------                                                                 ----
               II. Valuation and Qualifying Accounts.................................     6
               Report of KPMG LLP on Schedule........................................     7

    All other financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or the notes thereto.

        (3) Exhibits


     EXHIBIT
      NUMBER                                              DESCRIPTION
      ------                                              -----------
      2.01        Form of Agreement and Plan of Merger by and between O.S.I. Corporation, a California corporation, and Registrant+
      3.01        Registrant's Restated Certificate of Incorporation
      3.02        Registrant's Bylaws+
      4.01        Registration Rights Agreement dated as of October 30, 1992 by and among the Registrant and the other parties listed on the signature pages thereto+
      4.02        Amendment to Registration Rights Agreement and Shareholders' Agreement dated as of February 27,
                  1997 by and among the Registrant and the other parties listed on the signature pages thereto+
     10.01        Registrant's 1989 Stock Option Plan adopted July 21, 1989, as amended November 30, 1994+*
     10.02        Registrant's 1997 Equity Incentive Plan+*
     10.03        Registrant's Amended and Restated 1997 Directors Stock Option Plan
     10.04        Registrant's 1997 Employee Stock Purchase Plan+*
     10.05        Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers+*
     10.06        Settlement Agreement and Release dated as of February 27, 1997 between Aspect Vision Care
                  Ltd., New Focus Health Care Ltd., Geoffrey Galley, Anthony Galley, Barrie Bevis, Albert
                  Morland, Ivor Atkinson and Wilfred Booker, Sciences Ltd., O.S.I. Corporation and John
                  Fruth+#


     EXHIBIT
      NUMBER                                              DESCRIPTION
      ------                                              -----------
      10.07       Amendment to Settlement Agreement and Release dated as of February 27, 1997 between the parties to the Settlement Agreement and Contact Lens Technologies Ltd+
      10.08       Patent License Agreement dated February 27, 1997 by and between Ocular Sciences Ltd. and certain persons referred to therein as the Patent Owners+
     10.09        Employment Agreement dated March 27, 1996 by between John Lilley and O.S.I. Corporation+*
     10.10        Lease for 475 -- 479 Eccles Avenue dated May 18, 1995, between Stanley D. McDonald, Norman
                  H. Scherdt, Herbert A. West and McDonald Ltd. as "Landlord" and O.S.I. Corporation as
                  "Tenant"+
     10.11        Lease for Santa Isabel, Puerto Rico Kingdom dated September 14, 1984, between The Puerto
                  Rico Industrial Development Company as "Landlord" and O.S.I. Puerto Rico Corporation as
                  "Tenant," as amended+
     10.12        Counterpart Underlease of Distribution Depot dated November 30, 1995 among Boots the
                  Chemist Limited as "Landlord," Ocular Sciences Limited as "Tenant" and O.S.I. Corporation
                  as "Guarantor"+
     10.13        Amended and Restated Credit Agreement among Ocular Sciences, Inc., Ocular Sciences Puerto
                  Rico, Inc. and Comerica Bank -- California dated November 7, 1997 and exhibits thereto[X]
     10.14        Amendment Number Two to Amended and Restated Credit Agreement among Ocular Sciences, Inc.,
                  Ocular Sciences Puerto Rico, Inc. and Comerica Bank -- California, dated April 27, 1999[Z]
     10.15        Amendment Number Three to Amended and Restated Credit Agreement among Ocular Sciences,
                  Inc., Ocular Sciences Puerto Rico, Inc. and Comerica Bank -- California, dated June 28,
                  1999[Z]
     10.16        Amendment Number Four to Amended and Restated Credit Agreement among Ocular Sciences, Inc.,
                  Ocular Sciences Puerto Rico, Inc. and Comerica Bank -- California, dated October 14, 1999[A]
     10.18        Amended and Restated Inter-Company Loan Agreement among Ocular Sciences, Inc., and
                  Precision Lens Manufacturing and Technology, Inc., dated June 1, 1999
     10.19        Employment Agreement dated October 15, 1997 between Norwick Goodspeed and the Company[X]*
     10.20        Lease of Unit 10 The Quadrangle Abbey Park Industrial Estate Romsey Hampshire dated August
                  19, 1997 between Ocular Sciences Limited and The Royal Bank of Scotland plc[X]
     10.21        Construction and Lease Contract dated June 29, 1998 between Ocular Sciences Puerto Rico,
                  Inc. and Puerto Rico Industrial Development Company[Y]
     10.22        First Amendment to Lease for 475 -- 479 Eccles Avenue dated January 25, 1999, between
                  Stanley D. McDonald, Mary Lee Scheidt, Herbert A. West, and McDonald Ltd. as "Landlord" and
                  O.S.I. Corporation as "Tenant"[C]
     10.23        Lease of Unit One School Lane Chandlers Ford Industrial Estate Chandlers Ford Hampshire
                  dated May 20, 1999 between Ocular Sciences UK Limited, Ocular Sciences, Inc. and Le
                  Gallais' Real Estates (Overseas) Limited[C]
     10.24        Consulting agreement between Ed Cummins and Ocular Sciences, Inc.[D]
     10.25        Agreement and Plan of Merger dated March 19, 2000, among Wesley Jessen VisionCare Inc., and
                  OSI Acquisition Corp. and Ocular Sciences, Inc.[B]
     21.01        List of Subsidiaries[C]
     23.01        Consent of KPMG LLP, Independent Certified Public Accountants
     24.01        Power of Attorney [E]

----------

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

[A] Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

[B] Incorporated by reference from the Company's Form 13D, filed with the SEC on March 29, 2000.

[C] Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

[D] Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000.

[E] Incorporated by reference from Exhibit 24.01 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    (b)  Reports on Form 8-K:

   The Registrant filed a Current Report on Form 8-K on February 26, 2001, in connection with its acquisition of the contact lens business of Paris-based Essilor International (Compagnie Generale d' Optique) S.A.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



                                                                 ADDITIONS
                                                BALANCE AT       CHARGED TO       CHARGED TO                         BALANCE AT
                                                 BEGINNING       COSTS AND         OTHER                                END
                                                 OF PERIOD        EXPENSES        ACCOUNTS       DEDUCTIONS          OF PERIOD
                                                 ---------        --------        --------       ----------          ---------
YEAR ENDED DECEMBER 31, 2000
Allowance for sales returns and
  doubtful accounts receivable ...........           1,674           1,396              --          (1,577)(1)           1,494
Provision for excess and obsolete
  inventory ..............................           2,691           1,385              --          (1,352)(2)           2,725
YEAR ENDED DECEMBER 31, 1999
Allowance for sales returns and
  doubtful accounts receivable ...........           2,085              12              --            (423)(1)           1,674
Provision for excess and obsolete
  inventory ..............................           2,652             702              --            (663)(2)           2,691
YEAR ENDED DECEMBER 31, 1998
Allowance for sales returns and
  doubtful accounts receivable ...........           1,655             880              --            (450)(1)           2,085
Provision for excess and obsolete
  inventory ..............................           2,171           1,129              --            (648)(2)           2,652

----------

(1) Uncollectible accounts written off, net of recoveries.

(2) Discontinued, expired, damaged and scrap inventory.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE



The Board of Directors and Stockholders
Ocular Sciences, Inc.:


    Under the date of February 2, 2001, we reported on the consolidated balance sheets of Ocular Sciences, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   KPMG LLP

San Francisco, California
February 2, 2001

                                   SIGNATURES

   Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on the 14th day of May, 2001.

                        OCULAR SCIENCES, INC.

                        By:              /s/  SIDNEY B. LANDMAN
                           ---------------------------------------------------
                                             Sidney B. Landman
                             Vice President, Finance, Chief Financial Officer,
                                          Secretary and Treasurer


   In accordance with the requirements of the Securities Act, this Report on Form 10-K/A was signed by the following persons in the capacities and on the dates indicated.


                     NAME                                         TITLE                            DATE
                     ----                                         -----                            ----
PRINCIPAL EXECUTIVE OFFICER:

             /s/ JOHN D. FRUTH*                   Chief Executive Officer, President and       May 14, 2001
--------------------------------------------        Chairman of the Board of Directors
                John D. Fruth

PRINCIPAL FINANCIAL AND PRINCIPAL ACCOUNTING
OFFICER:
            /s/ SIDNEY B. LANDMAN                Vice President, Finance, Chief Financial      May 14, 2001
--------------------------------------------        Officer,  Secretary and Treasurer
                Sidney B. Landman

DIRECTORS:

             /s/ JOHN D. FRUTH*                   Chief Executive Officer, President and       May 14, 2001
--------------------------------------------        Chairman of the Board of Directors
                John D. Fruth

            /s/ EDGAR J. CUMMINS*                                Director                      May 14, 2001
--------------------------------------------
              Edgar J. Cummins

            /s/ TERENCE M. FRUTH*                                Director                      May 14, 2001
--------------------------------------------
              Terence M. Fruth

            /s/ WILLIAM R. GRANT*                                Director                      May 14, 2001
--------------------------------------------
              William R. Grant

             /s/ TERRANCE GREGG*                                 Director                      May 14, 2001
--------------------------------------------
               Terrance Gregg

         /s/ FRANCIS R. TUNNEY, JR.*                             Director                      May 14, 2001
--------------------------------------------
           Francis R. Tunney, Jr.


         *By:  /s/ SIDNEY B. LANDMAN
--------------------------------------------
              Sidney B. Landman
              Attorney-in-Fact


                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER                                          DESCRIPTION
     ------                                          -----------
      2.01        Form of Agreement and Plan of Merger by and between O.S.I. Corporation, a California corporation, and Registrant+
      3.01        Registrant's Restated Certificate of Incorporation
      3.02        Registrant's Bylaws+
      4.01        Registration Rights Agreement dated as of October 30, 1992 by and among the Registrant and the other parties listed on the signature pages thereto+
      4.02        Amendment to Registration Rights Agreement and Shareholders'
                  Agreement dated as of February 27, 1997 by and among the
                  Registrant and the other parties listed on the signature pages thereto+
     10.01        Registrant's 1989 Stock Option Plan adopted July 21, 1989, as amended November 30, 1994+*
     10.02        Registrant's 1997 Equity Incentive Plan+*
     10.03        Registrant's Amended and Restated 1997 Directors Stock Option Plan
     10.04        Registrant's 1997 Employee Stock Purchase Plan+*
     10.05        Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers+*
     10.06        Settlement Agreement and Release dated as of February 27, 1997 between Aspect Vision Care
                  Ltd., New Focus Health Care Ltd., Geoffrey Galley, Anthony Galley, Barrie Bevis, Albert
                  Morland, Ivor Atkinson and Wilfred Booker, Sciences Ltd., O.S.I. Corporation and John
                  Fruth+#
     10.07        Amendment to Settlement Agreement and Release dated as of
                  February 27, 1997 between the parties to the Settlement
                  Agreement and Contact Lens Technologies Ltd+
     10.08        Patent License Agreement dated February 27, 1997 by and between Ocular Sciences Ltd. and certain persons referred to therein as the Patent Owners+
     10.09        Employment Agreement dated March 27, 1996 by between John Lilley and O.S.I. Corporation+*
     10.10        Lease for 475 -- 479 Eccles Avenue dated May 18, 1995, between Stanley D. McDonald, Norman
                  H. Scherdt, Herbert A. West and McDonald Ltd. as "Landlord" and O.S.I. Corporation as
                  "Tenant"+
     10.11        Lease for Santa Isabel, Puerto Rico Kingdom dated September 14, 1984, between The Puerto
                  Rico Industrial Development Company as "Landlord" and O.S.I. Puerto Rico Corporation as
                  "Tenant," as amended+
     10.12        Counterpart Underlease of Distribution Depot dated November 30, 1995 among Boots the
                  Chemist Limited as "Landlord," Ocular Sciences Limited as "Tenant" and O.S.I. Corporation
                  as "Guarantor"+
     10.13        Amended and Restated Credit Agreement among Ocular Sciences, Inc., Ocular Sciences Puerto
                  Rico, Inc. and Comerica Bank -- California dated November 7, 1997 and exhibits thereto[X]
     10.14        Amendment Number Two to Amended and Restated Credit Agreement among Ocular Sciences, Inc.,
                  Ocular Sciences Puerto Rico, Inc. and Comerica Bank -- California, dated April 27, 1999[Z]
     10.15        Amendment Number Three to Amended and Restated Credit Agreement among Ocular Sciences,
                  Inc., Ocular Sciences Puerto Rico, Inc. and Comerica Bank -- California, dated June 28,
                  1999[Z]
     10.16        Amendment Number Four to Amended and Restated Credit Agreement among Ocular Sciences, Inc.,
                  Ocular Sciences Puerto Rico, Inc. and Comerica Bank -- California, dated October 14, 1999[A]
     10.18        Amended and Restated Inter-Company Loan Agreement among Ocular Sciences, Inc., and
                  Precision Lens Manufacturing and Technology, Inc., dated June 1, 1999
     10.19        Employment Agreement dated October 15, 1997 between Norwick Goodspeed and the Company[X]*
     10.20        Lease of Unit 10 The Quadrangle Abbey Park Industrial Estate Romsey Hampshire dated August
                  19, 1997 between Ocular Sciences Limited and The Royal Bank of Scotland plc[X]
     10.21        Construction and Lease Contract dated June 29, 1998 between Ocular Sciences Puerto Rico,
                  Inc. and Puerto Rico Industrial Development Company[Y]
     10.22        First Amendment to Lease for 475 -- 479 Eccles Avenue dated January 25, 1999, between
                  Stanley D. McDonald, Mary Lee Scheidt, Herbert A. West, and McDonald Ltd. as "Landlord" and
                  O.S.I. Corporation as "Tenant"[C]


    EXHIBIT
     NUMBER                                          DESCRIPTION
     ------                                          -----------
     10.23        Lease of Unit One School Lane Chandlers Ford Industrial Estate Chandlers Ford Hampshire
                  dated May 20, 1999 between Ocular Sciences UK Limited, Ocular Sciences, Inc. and Le
                  Gallais' Real Estates (Overseas) Limited[C]
     10.24        Consulting agreement between Ed Cummins and Ocular Sciences, Inc.[D]
     10.25        Agreement and Plan of Merger dated March 19, 2000, among Wesley Jessen VisionCare Inc., and
                  OSI Acquisition Corp. and Ocular Sciences, Inc.[B]
     21.01        List of Subsidiaries[C]
     23.01        Consent of KPMG LLP, Independent Certified Public Accountants
     24.01        Power of Attorney[E]

----------

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

[A] Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending September 30, 1999.

[B] Incorporated by reference from the Company's Form 13D, filed with the SEC on March 29, 2000.

[C] Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

[D] Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000.

[E] Incorporated by reference from Exhibit 24.01 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.