Form 10-Q
period 2001-03-31
OCULAR SCIENCES INC /DE/
filed 2001-05-15
CIK 882484

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
           For the Transition Period from ___________ to ___________

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

                        1855 GATEWAY BOULEVARD, SUITE 700
                            CONCORD, CALIFORNIA 94520
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (925) 969-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

As of April 30, 2001, there were outstanding 23,313,345 shares of the registrant's Common Stock, par value $0.001 per share.

                              OCULAR SCIENCES, INC.

                                      INDEX

PART  I - FINANCIAL INFORMATION                                                 Page
-------------------------------                                                 ----
ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)

         Condensed Consolidated Balance Sheets --
         March 31, 2001 and December 31, 2000                                    3

         Condensed Consolidated Statements of Income --
         Three Months Ended March 31, 2001 and 2000                              4

         Condensed Consolidated Statements of Cash Flows --
         Three Months Ended March 31, 2001 and 2000                              5

         Notes to Condensed Consolidated Financial Statements                    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK             14

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       15

         SIGNATURES                                                             16


PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                              OCULAR SCIENCES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
                        (In thousands, except share data)

                                                                              March 31,      December 31,
                                                                                 2001           2000
                                                                            --------------  -------------
ASSETS

Current Assets:
    Cash and cash equivalents                                               $  13,694       $  55,109
    Short-term investments                                                      4,052           9,585
    Accounts receivable, less allowance for sales returns and doubtful
        accounts of $1,528 and $1,494 for 2001 and 2000, respectively          37,214          27,682
    Inventories                                                                42,532          27,748
    Prepaid expenses and other current assets                                  17,493          15,000
                                                                            ---------       ---------
           Total Current Assets                                               114,985         135,124

Property and equipment, net                                                   127,708         118,645
Intangible assets, net                                                         41,845           7,819
Long-term investments                                                           2,049           2,046
Other assets                                                                      224           1,196
                                                                            ---------       ---------
           Total Assets                                                     $ 286,811       $ 264,830
                                                                            =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                        $  15,452       $   6,218
    Accrued liabilities                                                        32,397          25,346
    Current portion of long-term debt                                           1,097           1,246
                                                                            ---------       ---------
                 Total Current Liabilities                                     48,946          32,810
    Deferred income taxes                                                       4,704           5,348
    Other liabilities                                                           3,283             476
    Long-term debt, less current portion                                        4,098           4,482
                                                                            ---------       ---------
                   Total Liabilities                                           61,031          43,116
                                                                            ---------       ---------

Commitments and contingencies
Stockholders' Equity:
    Common stock, $0.001 par value; 80,000,000
       shares authorized; 23,313,345 and 23,051,555 shares
       issued and outstanding for 2001 and 2000, respectively                      23              23
    Additional paid-in capital                                                 82,443          82,379
    Retained earnings                                                         146,918         142,101
    Accumulated other comprehensive income (loss)                              (2,873)         (2,058)
    Treasury Stock, 62,500 shares                                                (731)           (731)
                                                                            ---------       ---------
           Total Stockholders' Equity                                         225,780         221,714
                                                                            ---------       ---------
           Total Liabilities and Stockholders' Equity                       $ 286,811       $ 264,830
                                                                            =========       =========



     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)

                 (In thousands, except share and per share data)

                                                                  Three months ended
                                                                       March 31,
                                                             ------------------------------
                                                                 2001              2000
                                                             -------------    --------------
Net sales                                                  $     56,557       $     43,442
Cost of sales                                                    21,653             16,967
                                                           ------------       ------------
        Gross profit                                             34,904             26,475

Selling and marketing expenses                                   15,180             11,422
General and administrative expenses                               7,979              5,042
Research and development expenses                                 1,528                976
Acquired in-process research and development expenses             4,150                 --
                                                           ------------       ------------
        Income from operations                                    6,067              9,035

Interest expense                                                   (117)              (277)
Interest income                                                     598                501
Other income (expense)                                              (29)                 5
                                                           ------------       ------------
        Income before taxes                                       6,519              9,264

Income taxes                                                     (1,702)            (2,131)
                                                           ------------       ------------
        Net income                                               $4,817       $      7,133
                                                           ============       ============
Net income per share data:

      Net income per share (basic)                         $       0.21       $       0.31
                                                           ============       ============
      Net income per share (diluted)                       $       0.20       $       0.31
                                                           ============       ============

      Weighted average common
        shares outstanding                                   23,310,572         23,004,744

      Weighted average shares of stock
        options under the treasury
        stock method                                            317,921            332,162
                                                           ------------       ------------
      Total weighted average common
        and dilutive potential common
        shares outstanding                                   23,628,493         23,336,906
                                                           ============       ============



     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                 (In thousands)

                                                                   Three months ended March 31,
                                                                 ---------------------------------
                                                                       2001             2000
                                                                 ----------------   --------------
Cash flows from operating activities:
    Net income                                                      $  4,817       $  7,133
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization                                  4,221          2,602
        Income tax benefits from stock options exercised                  23             --
        Provision for sales returns and doubtful accounts                 34            224
        Provision for excess and obsolete inventory                      367            185
        Provision for damaged and scrap products                          --             38
        Exchange loss (gain)                                              68             42
        Acquired in-process research and development                   4,150             --
        Deferred income taxes                                           (644)            --
    Changes in operating assets and liabilities:
        Accounts receivable                                           (3,353)           353
        Inventories                                                   (7,564)        (3,027)
        Prepaid expenses, other current and non-current assets          (759)        (1,209)
        Accounts payable                                               6,537          1,731
        Accrued liabilities                                            2,341         (1,557)
        Income taxes payable                                          (1,168)            (3)
                                                                    --------       --------
               Net cash provided by operating activities               9,070          6,512
                                                                    --------       --------
Cash flows from investing activities:
    Purchase of property and equipment                                (6,368)        (8,111)
    Purchase of short and long-term investments                           --         (6,607)
    Sales and maturities of short and long-term investments            5,530         11,984
    Payment for Essilor Acquisition, net of cash acquired            (48,272)            --
    (Deposits to) payments from restricted cash                           --             (3)
                                                                    --------       --------
               Net cash used in investing activities                 (49,110)        (2,737)
                                                                    --------       --------
Cash flows from financing activities:
    Repayment of long-term debt                                         (300)          (127)
    Repayment of capital lease obligation                               (234)            --
    Repurchase of common stock under stock repurchase plan                --             --
    Proceeds from issuance of common stock                                41            235
                                                                    --------       --------
               Net cash provided by (used in) financing
               activities                                               (493)           108
                                                                    --------       --------
Effect of exchange rate changes on cash and cash equivalents            (882)          (235)
                                                                    --------       --------
              Net increase (decrease) in cash and cash
              equivalents                                            (41,415)         3,648

Cash and cash equivalents at beginning of period                      55,109         10,053
                                                                    --------       --------

Cash and cash equivalents at end of period                          $ 13,694       $ 13,701
                                                                    ========       ========



     See accompanying notes to condensed consolidated financial statements.

                              OCULAR SCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - BASIS OF PREPARATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America, for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company's financial condition as of March 31, 2001 and the results of its operations and comprehensive income for the three-month periods ended March 31, 2001 and 2000, and its cash flows for the three month periods ended March 31, 2001 and 2000. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, including notes thereto, included in the Company's Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2000. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 - INVENTORIES

        Inventories consisted of the following (in thousands):

                    March 31,   December 31,
                      2001         2000
                    ---------   ------------
Raw materials        $ 9,081      $ 4,396
Work in process        4,360        3,339
Finished goods        29,091       20,013
                     -------      -------
                     $42,532      $27,748
                     =======      =======


NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS AND ACCRUED LIABILITIES

        Prepaid expenses and other current assets consisted of the following (in thousands):

                           March 31,    December 31,
                              2001          2000
                           ----------   ------------
Refundable taxes           $ 1,257      $   621
Deferred income taxes        8,869        8,289
Prepaid expenses             4,739        2,462
Other current assets         2,628        3,628
                           -------      -------
                           $17,493      $15,000
                           =======      =======


Accrued liabilities consisted of the following (in thousands):

                                                  March 31,   December 31,
                                                    2001          2000
                                                  ---------   ------------
Accrued expenses                                  $19,167      $15,187
Accrued cooperative merchandising allowances        7,163        6,314
Accrued value added taxes                           2,082          594
Deferred income taxes                                  --           --
Income taxes payable                                3,985        3,251
                                                  -------      -------
                                                  $32,397      $25,346
                                                  =======      =======

NOTE 4  - COMPREHENSIVE INCOME

        Comprehensive income for the three months ended March 31, 2001 was $4,002,000, compared with $6,945,000 for the same period a year ago. Comprehensive income includes net income, foreign currency translation gains (losses) and net unrealized gains (losses) on investments.

NOTE 5 - ACQUISITION OF THE CONTACT LENS BUSINESS FROM ESSILOR INTERNATIONAL
         S.A.

        On February 12, 2001 the Company acquired the contact lens business of Essilor International (Compagnie Generale d'Optique) S. A. ("Essilor"). The Company acquired, among other things, the sales and distribution assets of the contact lens business in Europe and the United States and manufacturing facilities in France, the United Kingdom and the United States.

        The acquisition has been accounted for using the purchase method. Accordingly, the operating results of Essilor form part of the operating results of the Company from February 1, 2001.

        The $48,300,000 purchase price for the acquired assets was comprised of $45,800,000 in cash and $2,500,000 in acquisition costs. There were no contingent payments, preacquisition contingencies or other commitments specified in the acquisition agreement.

        The purchase price was allocated as follows (U.S. dollars in thousands):

     Tangible assets ........................................  $   20,817
     Intangible assets ......................................      34,716
     In-process research and development ....................       4,150
     Liabilities ............................................     (11,383)
                                                                  -------
                                                               $   48,300
                                                                  =======

        Included in the liabilities is an accrual for costs associated with exiting activities acquired in the Essilor acquisition and involuntary employee termination benefits. These costs include estimated costs to discontinue these activities and the estimated salaries and benefits of those employees associated with those discontinued activities.

        The purchase price was more than the fair value of the net assets acquired of $25,054,000, resulting in goodwill of $23,246,000. Goodwill customer lists, assembled work force, existing technology, and trade names are included as components of intangible assets and are being amortized over their useful lives as listed in the table below:

                                       Useful
 Intangible Assets                      Life
 -----------------                     ------
 Assembled Work Force                    7 years
 Existing Technology                    10 years
 Trade Names                            12 years
 Customer Lists                         15 years
 Goodwill                               15 years


        As a result of the acquisition, the Company recorded acquired in-process research and development totaling $4,150,000.

        This change relates to Essilor's Fully Molded Toric Lenses and Photochromic Lenses, all of which were under development on the date of the acquisition. These assets under development were valued on the premise of fair market value in continued use employing a version of the income approach referred to as the discounted cash flow approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts (excluding the efforts to be completed on the development efforts underway) and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

        From these projected revenues, the Company deducted costs of sales, operating costs (excluding costs associated with the efforts to be completed on the development efforts underway), royalties and taxes to determine net cash flows. The Company estimated the percentage of completion of the development efforts for each product by comparing the estimated costs incurred and portions of the development accomplished prior to the acquisition date, to the total estimated costs and total development efforts required to fully develop these products. This percentage was calculated for each product and was then applied to the net cash flows that each product was projected to generate. These net cash flows were then discounted to present values using appropriate risk-adjusted discount rates in order to arrive at discounted fair values for each product.

        The percentage complete and the appropriate risk-adjusted discount rate for each product were as follows:

                               Percentage        Discount
 Assets Under Development       Complete           Rate
 ------------------------      ----------        --------
 Fully Molded Toric Lenses        60%               21%
 Photochromic Lenses              50%               21%

        The rates used to discount the net cash flows to present value were initially based on the weighted average cost of capital ("WACC") of 16%. The Company used a discount rate of 21% for valuing the acquired in-process research and development, 18% for the customer base, 18% for the trade names and 15% for the existing technologies. The discount rates used by the Company were higher than the implied WACC due to the inherent uncertainties surrounding the successful development of the acquired in-process research and development, the useful life of such in-process research and development, the profitability levels of such in-process research and development, and the uncertainty of technological advances that were unknown at the time.

NOTE 6 - MANAGEMENT EMPLOYMENT AGREEMENTS

        On November 27, 2000, the Company entered into an employment agreement with Sidney B. Landman, the Company's Vice - President Finance, Chief Financial Officer, Treasurer and Secretary. Under this agreement, the Company agreed to extend a $300,000 loan to Mr. Landman in connection with his purchase of a new residence. The loan is interest free, secured by a purchase money second deed of trust on a new residence, and will be forgiven upon Mr. Landman's completion of five consecutive years of employment with the Company. The loan is due and payable in full within ninety days after Mr. Landman's voluntary resignation or termination by the Company for "Cause" (as defined in Mr. Landman's employment agreement), or Mr. Landman's agreement to sell, convey, transfer, dispose of, or further encumber the new residence.

NOTE 7 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The Company adopted SFAS No. 133 on January 1, 2001, the impact of implementing SFAS No. 133 was not material to the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2000.

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such statements relate to the Company's future performance and plans, results of operations, capital expenditures, acquisitions and operating improvements and costs. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or will occur. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and the Company may not be able to realize them. Factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include risks associated with the overall economic environment, the integration of the Company and Essilor's contact lens businesses, the impact of competitive products and pricing, product demand both domestically and overseas, higher than expected sales force turnover, slower then expected training periods for new sales force hires, extended manufacturing difficulties, customer bad debts, currency fluctuations and the other risks detailed in the sections entitled "Item 1, Business -- Risk Factors," and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in the Company's Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2000, and from time to time in the Company's other reports filed with the Securities and Exchange Commission. The Company cautions you not to place undue reliance on forward-looking statements, which reflect the Company's analysis only and speak as of the date of this report or as of the dates indicated in the statements. Further, the Company undertakes no obligation to revise any of these forward-looking statements.

ACQUISITION OF THE CONTACT LENS BUSINESS FROM ESSILOR INTERNATIONAL S.A.

        On February 12, 2001, the Company acquired the contact lens business of Paris-based Essilor International (Compagnie Generale d'Optique) S.A. The Company acquired, among other things, the sales and distribution assets of the contact lens business in Europe and the United States and manufacturing facilities in France, United Kingdom and the United States. The acquisition has been accounted for using the purchase method. Accordingly, the operating results of Essilor form part of the operating results of the Company from February 1, 2001. The $48,300,000 purchase price for the acquired assets was comprised of $45,800,000 in cash and $2,500,000 in acquisition costs. Acquired in-process research and development costs of $4,150,000 were expensed in the quarter as it was determined that the technology had no alternative uses. There were no contingent payments, pre-acquisition contingencies or other commitments specified in the acquisition agreement.

RESULTS OF OPERATIONS

Net Sales

                              Three Months Ended March 31,
                            ----------------------------------
                                 2001              2000          % Change
                                 ----              ----          --------
U.S.                        $35,874,000       $ 31,218,000           14.9%
As a percentage of net
   sales                           63.4%              71.9%
International               $20,683,000       $ 12,224,000           69.2%
As a percentage of net
   sales                           36.6%              28.1%
                            -----------       ------------
Net sales                   $56,557,000       $  43,442,000          30.2%
                            -----------       ------------


        Net sales represent gross sales less allowances for returns, trial sets and prompt payment discounts. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. A large portion of the increase in net sales for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 were attributable to the growth in revenues for the Company's existing product lines and the added revenues generated by the new entities acquired in the Essilor acquisition. Including the revenues generated by acquired Essilor entities, U.S. sales grew by 14.9%, or $4.6 million, for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. In addition, the Company's international sales continued to remain strong, growing by 69.2% of net sales, or $8.5 million, for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. The growth in the Company's international sales reflects a strengthening in the international marketplace for the Company's broader product offerings, inventory availability, additional distribution channels in Europe, and a doubling of the Company's sales in the Japanese marketplace. Excluding the foreign exchange effect on the Company's revenues of $1.2 million, sales grew by 80% of net sales, or $9.7 million, for the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000.

        Unit sales growth of the Company's lenses marketed for disposable replacement regimens increased 30.4% for the three months ended March 31, 2001. A significant portion of this unit sales growth came from international sales, which grew faster than domestic sales, the additional product offerings from the Essilor-acquired entities and increased sales of the Company's lenses marketed for daily and weekly disposable regimens in Europe and Asia. Unit sales growth of the Company's international sales increased 58.9% for the three months ended March 31, 2001 as a result of the acquisition.

        The Company's overall average selling price stabilized during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000. This stabilization of the Company's selling price is attributable to higher selling prices for the product offerings of the Essilor-acquired entities, additional direct distribution channels in Europe and a decreasing proportion of sales to international distributors at lower prices. These factors resulted in an 0.6% decline in the overall average selling prices of the Company's lenses in the three months ended March 31, 2001 as compared to March 31, 2000. The Company expects that the overall average selling price that it realizes across its products will continue to decline over time because of (i) shifts in the Company's product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens, particularly lenses marketed for daily disposal, and (ii) increases in products sold internationally to distributors at prices lower than direct sales prices in the U.S. marketplace. This decline in the Company's overall selling price may be offset by increases in the number of products sold internationally directly to eyecare practitioners at prices higher than those obtained by selling to international distributors.

Gross Profit

                                  Three Months Ended March 31,
                                 -------------------------------
                                      2001            2000         % Change
                                      ----            ----         --------
Gross profit                       $ 34,904,000    $26,475,000       31.8%
As a percentage of net sales           61.7%          60.9%

        Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, and amortization of certain intangible assets. The dollar and percentage increase in gross profit in the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was due to the improved manufacturing performance and higher profit margins on products from the Essilor-acquired entities.

        The Company is in the process of increasing the number of additional automated production lines at its United Kingdom and Puerto Rico facilities, which are designed to further reduce the Company's per unit cost of production over time, although it may not see such cost reductions until future periods.

        As the Company expects that the overall average selling price of its products will continue to decline over time due to product and geographic mix shift, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margin percentage. The Company believes that the decline in the average selling price of its lenses, as the sales of such lenses marketed for daily replacement regimens increase, will exceed the rate of decline in production cost in the near term.

Selling and Marketing Expenses

                                   Three Months Ended March 31,
                                  -------------------------------
                                       2001            2000         % Change
                                       ----            ----         --------
Selling and marketing expenses      $ 15,180,000    $ 11,422,000        32.9%
As a percentage of net sales          26.8%            26.3%


        Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eyecare practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements to encourage the fitting and wearing of the Company's lenses marketed for disposable replacement regimens. Such activities may include, but are not limited to advertising, in-office promotion, displays and mailings. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. The increase in sales and marketing expenses in dollars and as a percentage of net sales in the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, resulted primarily from cooperative merchandising allowances, additional sales and marketing expenses related to the Company's newly acquired entities in the Essilor Acquisition and the completion of the Company's direct sales force expansion initiative in the United States.

General and Administrative Expenses


                                      Three Months Ended March 31,
                                      ----------------------------
                                         2001            2000        % Change
                                         ----            ----        --------
General and administrative expenses   $ 7,979,000     $ 5,042,000       58.3%
As a percentage of net sales            14.1%           11.6%

        General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative personnel, professional services, consultants' fees and non-manufacturing depreciation and facilities costs. For the quarter ended March 31, 2001, general and administrative expenses in dollars and as a percentage of sales increased, as compared to the quarter ended March 31, 2000, primarily due to expenses for each entity acquired in the Essilor acquisition, higher consulting fees, and the additional administrative staffing needs to support the expanded business. The Company believes that when net sales grow, its general and administrative expenses will increase in absolute dollars, but will decrease as a percentage of net sales on an annualized basis.

Research and Development Expenses

                                        Three Months Ended March 31,
                                        ----------------------------
                                            2001           2000       % Change
                                            ----           ----       --------
Research and development expenses        $1,528,000      $ 976,000       56.6%
As a percentage of net sales                2.7%           2.2%

        Research and development expenses, excluding acquired in-process research and development expenses, are comprised primarily of consulting costs for research and development personnel, in-house labor related to the manufacturing process and new product development. In the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, research and development expenses increased in dollars and as a percentage of revenue primarily due to activities related to a number of product development programs. Research and development expenses may fluctuate based on the timing of new product development projects and the use of outside resources.

Interest and Other Income, Net

                                         Three Months Ended March 31,
                                         ----------------------------
                                             2001            2000        % Change
                                             ----            ----        --------
Interest and other income, net           $  452,000     $   229,000       97.4%
As a percentage of net sales               0.8%            0.5%

        The increase in interest and other income in dollar and percentage terms in the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, resulted primarily from the interest earned on the Company's invested cash balances. The Company expects interest income to decline in the future due primarily to the purchase of the contact lens business from Essilor, for $45.8 million in cash in February 2001.

Income Taxes

                                  Three Months Ended March 31,
                                  ----------------------------
                                      2001            2000        % Change
                                      ----            ----        --------
Income taxes                        $ 1,702,000      $2,131,000     (20.1%)
Effective tax rate                    26.0%           23.0%

        The Company's effective tax rate for the quarter ended March 31, 2001 increased, as compared to the quarter ended March 31, 2000, to 26.0% from 23.0% to account for the higher tax rate jurisdictions the Company added due to the Essilor acquisition. The Company continues to receive a partial exemption from U.S. taxation with respect to earnings of its Puerto Rican operations. The Company anticipates that it will continue to benefit from the favorable effect of the Puerto Rican partial exemption through 2001, with limited exemption during the transition period from 2002 through 2006, when the benefit will expire under the current provisions of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2001, the Company had cash and cash equivalents of $13.7 million compared to cash and cash equivalents of $55.1 million at December 31, 2000. The decrease in cash and cash equivalents was primarily attributable to the cash purchase of Essilor's contact lens business in February. Working capital decreased from $102.3 million at December 31, 2000 to $66.0 million at March 31, 2001. The decrease in working capital was primarily due to cash paid to complete the Essilor acquisition and associated acquisition expenses. In the first three months of 2001, net cash provided by operating activities of $9.1 million was derived principally from net income of $4.8 million, acquired in-process research and development charges of $4.1 million, depreciation and amortization charges of $4.2 million, a decrease in provisions for product returns, doubtful accounts, excess and obsolete inventory, damaged and scrap products, and exchange loss of $0.5 million in the aggregate, and offset by a net decrease in operating assets and liabilities of $3.9 million, and deferred income tax payments of $0.6 million.

        Net cash used in investing activities in the first three months of 2001 was $49.1 million, consisting primarily of the payment for the Essilor acquisition of $48.3 million, $6.4 million expended to purchase property and equipment, and offset by $5.5 million of net maturities of short and long-term investments. The Company anticipates that capital expenditures will be approximately $40 million in 2001 (including the $6.4 million in the first three months) as the Company continues to invest in increases in capacity and implementation of additional automated production lines at its manufacturing facilities. However, the amount of capital expenditures may increase or decrease, as the Company may accelerate or delay the implementation of the automated production equipment based on market conditions and demand for its products.

        Net cash used in financing activities in the first three months of 2001 was $493,000. In comparison, in the first three months of 2000 net cash provided in financing activities was $108,000. The significant decrease was due to the reduction in proceeds from the issuances of common stock and an increase in repayments of long-term debt and capital lease obligations.

        In addition to cash, cash equivalents and short and long-term investments, the Company has a credit facility with Comerica Bank -- California. The Comerica Credit Agreement provides for up to $20.0 million of revolving loans to the Company, which mature on June 30, 2002. The loans bear interest at Comerica Bank's base rate or at a margin of 1.00% to 1.25% above the bank's eurodollar rate depending on the Company's ratio of total liabilities to tangible net worth. At March 31, 2001, there were no revolving loans outstanding under the Comerica Credit Agreement. In addition, the Comerica Credit Agreement originally provided up to $10.0 million of term loans to Ocular Sciences Puerto Rico, Inc. ("Ocular Sciences Puerto Rico") which bear interest at the bank's base rate or at a margin of 1.25% to 1.50% above the bank's eurodollar rate or negotiated rate depending on the Company's ratio of total liabilities to tangible net worth. As of March 31, 2001, there was $1.5 million in term loans outstanding under the Comerica Credit Agreement. Principal installments of $300,000 are due quarterly and all outstanding principal and unpaid interest is due and payable on July 31, 2002. The Comerica Credit Agreement contains covenants, which, among other things, require the Company to maintain certain financial ratios. Borrowings under the Comerica Credit Agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding stock of the Company's Barbados and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other's borrowings under the Comerica Credit Agreement.

        The Company is obligated to make minimum base payments on non-cancelable operating leases of $777,000, $500,000 and $432,000 in 2001, 2002 and 2003,
respectively. The Company currently expects to make capital expenditures of approximately $40.0 million in fiscal year 2001, largely related to increases in capacity and implementation of additional automated production lines at its manufacturing facilities. However, the amount of capital expenditures may increase or decrease, as the Company may accelerate or delay the implementation of the automated production lines based on market conditions and demand for its products.

        On July 27, 2000, the Company announced the approval by the Board of Directors of a 2,000,000 share repurchase program. Under the repurchase plan, shares may be repurchased, subject to market and business conditions, at management's discretion on the open market. To the extent that management elects to repurchase shares, a significant use of cash resources could be effected. As of March 31, 2001, the Company has purchased 62,500 shares on the open market.

        The Company believes that its current cash and cash equivalents, further borrowings available under its credit facilities and its anticipated net cash flow from operations, will be sufficient to meet its anticipated cash needs for working capital, contractual commitments and capital expenditures for the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

        In April 2001, the EITF reached a consensus on Issue 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." EITF 00-25 addresses the income statement classification of consideration, from a vendor to a reseller, or another party that purchases the vendor's products. Among its requirements, the consensus will require certain of the Company's customer promotional incentive payments currently classified as marketing costs to be classified as a reduction of revenue. The Company is currently assessing the impact of adopting Issue 00-25 but expects that the majority of its promotional expenses may be required to be classified as a reduction of revenue. Annual promotional expenses classified as marketing costs were $21.0 million in 2000. This change, if applicable, will be effective for periods beginning after December 15, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


        The Company has long-term debt outstanding, which is carried at cost, with an interest rate which is referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. As of March 31, 2001, the outstanding balance under the term loan was $1.5 million and is payable in quarterly installments of $300,000, with any remaining balance to be paid on July 31, 2002. The commencement of the loan repayments will impact future earnings and cash flows and will reduce the Company's exposure to changes in interest rates as the loan balance is reduced.

        Unless otherwise noted above, there has been no additional material change in the Company's assessment of its sensitivity to market risk from the information set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" in its Annual Report on Form 10-K and on Form 10-K/A for the fiscal year ended December 31, 2000.

PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits The following exhibits are filed herewith:

Exhibit
Number                       Description
-------                      -----------
11.01 - Statement regarding computation of per share earnings


        (b) Reports on Form 8-K

        On February 26, 2001, the Company filed a report on Form 8-K to announce the completion of the acquisition by the Company of the contact lens business of Essilor International (Compagnie Generale d'Optique) S. A.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          OCULAR SCIENCES, INC.
                                          (Registrant)


Date: May 15, 2001                        /s/ Sidney B. Landman
                                          --------------------------------------
                                          Sidney B. Landman
                                          Vice-President Finance, Chief
                                          Financial Officer,
                                          Treasurer and Secretary
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                      Description
--------------                      -----------
11.01                        Statement regarding computation of per share earnings