Form 10-Q
period 2001-06-30
OCULAR SCIENCES INC /DE/
filed 2001-08-14
CIK 882484

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________________ to _________________

Commission File No. 0-22623

OCULAR SCIENCES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	94-2985696
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1855 Gateway Boulevard, Suite 700
Concord, California 94520
(Address of principal executive offices, including zip code)

(925) 969-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ].

As of August 6, 2001, there were outstanding 23,373,955 shares of the registrant’s Common Stock, par value $0.001 per share.

OCULAR SCIENCES, INC.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets — June 30, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Income — Three and Six Months Ended June 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	16

	Signatures	17

In this report, “we,” “us” and “our” refer to Ocular Sciences, Inc. and its subsidiaries and affiliates.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OCULAR SCIENCES, INC.
Condensed Consolidated Balance Sheets — (unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2001	2000

ASSETS

Current Assets:

Cash and cash equivalents	$12,178	$55,109

Short-term investments	1,000	9,585

Accounts receivable, less allowance for sales returns and doubtful accounts of $1,536 and $1,494 for 2001 and 2000, respectively	39,188	27,682

Inventories	44,944	27,748

Prepaid expenses and other current assets	19,816	15,000

Total Current Assets	117,126	135,124

Property and equipment, net	132,838	118,645

Intangible assets, net	41,950	7,819

Long-term investments	—	2,046

Other assets	838	1,196

Total Assets	$292,752	$264,830

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$14,606	$6,218

Accrued liabilities	29,801	25,346

Current portion of long-term debt	1,575	1,246

Total Current Liabilities	45,982	32,810

Deferred income taxes	4,666	5,348

Other liabilities	5,559	476

Long-term debt, less current portion	3,100	4,482

Total Liabilities	59,307	43,116

Commitments and contingencies

Stockholders’ Equity:

Common stock, $0.001 par value; 80,000,000 shares authorized; 23,382,045 and 23,051,555 shares issued and outstanding for 2001 and 2000, respectively	23	23

Additional paid-in capital	83,153	82,379

Retained earnings	153,973	142,101

Accumulated other comprehensive loss	(2,973)	(2,058)

Treasury Stock, 62,500 shares	(731)	(731)

Total Stockholders’ Equity	233,445	221,714

Total Liabilities and Stockholders’ Equity	$292,752	$264,830

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
Condensed Consolidated Statements of Income — (unaudited)
(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net sales	$61,377	$42,953	$117,934	$86,396

Cost of sales	23,006	18,322	44,659	35,290

Gross profit	38,371	24,631	73,275	51,106

Selling and marketing expenses	17,750	11,094	32,998	22,517

General and administrative expenses	9,412	5,789	17,324	10,830

Research and development expenses	1,691	1,015	3,219	1,991

Acquired in-process R&D expenses	0	0	4,150	0

Income from operations	9,518	6,733	15,584	15,768

Interest expense	(89)	(97)	(206)	(374)

Interest income	105	764	704	1,265

Other income (expense)	9	20,817	(41)	20,822

Income before taxes	9,543	28,217	16,041	37,481

Income taxes	(2,491)	(10,740)	(4,171)	(12,871)

Net income	$7,052	$17,477	$11,870	$24,610

Net income per share data:

Net income per share (basic)	$0.30	$0.76	$0.51	$1.07

Net income per share (diluted)	$0.29	$0.75	$0.50	$1.06

Weighted average common shares outstanding	23,349,945	23,112,094	23,330,614	23,058,837

Weighted average shares of stock options under the treasury stock method	704,545	213,537	488,854	265,851

Total weighted average common and dilutive potential common shares outstanding	24,054,490	23,325,631	23,819,468	23,324,688

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows — (unaudited)
(In thousands)

	Six months ended
	June 30,

	2001	2000

Cash flows from operating activities:

Net income	$11,870	$24,610

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	8,699	5,652

Income tax benefits from stock options exercised	23	—

Provision for sales returns and doubtful accounts	42	704

Provision for excess and obsolete inventory	843	503

Provision for damaged and scrap products	—	130

Loss on sale of property and equipment	38	—

Exchange loss (gain)	98	(70)

Acquired in-process research and development	4,150	—

Deferred income taxes	(682)	—

Changes in operating assets and liabilities, net of effects of acquisition:

Accounts receivable	(5,335)	2,592

Inventories	(11,506)	(5,169)

Prepaid expenses, other current and non-current assets	(3,196)	(2,296)

Accounts payable	5,691	525

Accrued liabilities	2,113	3,583

Income taxes (refundable) payable	(1,260)	10,274

Net cash provided by operating activities	11,588	41,038

Cash flows from investing activities:

Purchase of property and equipment	(15,066)	(15,270)

Purchase of short and long-term investments	—	(6,607)

Sales and maturities of short and long-term investments	10,614	17,004

Loans to officers and employees	(500)	—

Payment for Essilor Acquisition, net of cash acquired	(48,272)	—

Deposits to restricted cash	—	(6)

Net cash used in investing activities	(53,224)	(4,879)

Cash flows from financing activities:

Repayment of long-term debt	(819)	(342)

Repayment of capital lease obligation	(234)	—

Proceeds from issuance of common stock	722	585

Net cash provided by (used in) financing activities	(331)	243

Effect of exchange rate changes on cash and cash equivalents	(964)	(558)

Net increase (decrease) in cash and cash equivalents	(42,931)	35,844

Cash and cash equivalents at beginning of period	55,109	10,053

Cash and cash equivalents at end of period	$12,178	45,897

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America, for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our financial condition as of June 30, 2001 and the results of our operations and comprehensive income for the three and six month periods ended June 30, 2001 and 2000, and our cash flows for the six month periods ended June 30, 2001 and 2000. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, including notes thereto, included in our Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2000. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 2 — Inventories

     Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2001	2000

Raw materials	$1,800	$4,396

Work in process	4,107	3,339

Finished goods	39,037	20,013

	$44,944	$27,748

Note 3 — Prepaid Expenses and Other Current Assets and Accrued Liabilities

     Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2001	2000

Refundable taxes	$691	$621

Deferred income taxes	8,908	8,289

Prepaid expenses	4,420	2,462

Other current assets	5,797	3,628

	$19,816	$15,000

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2001	2000

Accrued expenses	$21,480	$15,781

Accrued cooperative merchandising allowances	6,330	6,314

Income taxes payable	1,991	3,251

	$29,801	$25,346

Note 4 — Comprehensive Income

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net Income	$7,052	$17,477	$11,870	$24,610

Foreign Currency
Translation Adjustment	(61)	(740)	(898)	(1,021)

Net Unrealized gains/(losses) on
Investments	(39)	25	(17)	118

Other Comprehensive Loss	(100)	(714)	(915)	(901)

Comprehensive Income	$6,952	$16,762	$10,955	$23,708

Note 5 — Earnings per Share

     In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options and are calculated using the treasury stock method.

     Options to purchase 925,180 and 1,373,290 shares of our common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2001 because their exercise prices were greater than the average market price of our common stock of $20.87 and $18.21 per share, respectively. Options to purchase 2,889,604 and 2,815,934 shares of our common stock for the three and six months ended June 30, 2000, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $14.70 and $16.12 per share, respectively.

Note 6 — Acquisition of the Contact Lens Business from Essilor International S. A.

     On February 12, 2001, we acquired the contact lens business of Essilor International (Compagnie Generale d’Optique) S. A. (“Essilor”). We acquired the sales and distribution assets of the contact lens business in Europe and the United States and manufacturing facilities in France, the United Kingdom and the United States.

     We have accounted for the acquisition using the purchase method. Accordingly, the operating results of Essilor form part of our operating results from February 1, 2001.

     The $48,300,000 purchase price for the assets acquired and liabilities assumed was comprised of $45,800,000 in cash and $2,500,000 in acquisition costs. There were no contingent payments, pre-acquisition contingencies or other commitments specified in the acquisition agreement.

     The purchase price was allocated as follows (in thousands):

Tangible assets	$19,762

Intangible assets	35,771

In-process research and development	4,150

Liabilities	(11,383)

$48,300

     Included in the liabilities is an accrual for costs associated with exiting certain activities acquired in the Essilor acquisition, including estimated costs to discontinue these activities and the estimated salaries and benefits owing upon involuntary termination to employees associated with those discontinued activities.

     During the three months ended June 30, 2001, we completed our valuation of certain tangible assets, which resulted in the revision of our allocation of the purchase price by decreasing year-to-date cost of sales and increasing intangible assets by $1,055,000. In addition, an adjustment was made to year-to-date amortization of intangible assets in the current period to reflect this change.

     The purchase price was more than the fair value of the net assets acquired of $23,999,000, resulting in goodwill of $24,301,000. Goodwill, customer lists, assembled work force, existing technology, and trade names are included as components of intangible assets and are being amortized over their useful lives as listed in the table below:

Useful
Intangible Assets	Life

Assembled Work Force	7 years

Existing Technology	10 years

Trade Names	12 years

Customer Lists	15 years

Goodwill	15 years

     As a result of the acquisition, we recorded acquired in-process research and development totaling $4,150,000.

     This charge relates to Essilor’s Fully Molded Toric Lenses and Photochromic Lenses, all of which were under development on the date of the acquisition. These projects under development were valued on the premise of fair market value in continued use employing a version of the income approach referred to as the discounted cash flow approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

     From these projected revenues, we deducted costs of sales, operating costs, royalties and taxes to determine net cash flows. We estimated the percentage of completion of the development efforts for each product by comparing the estimated costs incurred and portions of the development accomplished prior to the acquisition date, to the total estimated costs and total development efforts required to fully develop these products. This percentage was calculated for each product and was then applied to the net cash flows that each product was projected to generate. These net cash flows were then discounted to present values using appropriate risk-adjusted discount rates in order to arrive at discounted fair values for each product.

     The percentage complete and the appropriate risk-adjusted discount rate for each product were as follows:

	Percentage	Discount
Assets Under Development	Complete	Rate

Fully Molded Toric Lenses	60%	21%

Photochromic Lenses	50%	21%

     The rates used to discount the net cash flows to present value were initially based on the weighted average cost of capital (“WACC”) of 16%. We used a discount rate of 21% for valuing the acquired in-process research and development, 18% for the customer base, 18% for the trade names and 15% for the existing technologies. The discount rates we used were higher than the implied WACC due to the inherent uncertainties surrounding the successful development of the acquired in-process research and development, the useful life of such in-process research and development, the profitability levels of such in-process research and development, and the uncertainty of technological advances that were unknown at the time.

Note 7 — Accounting for Derivative Instruments and Hedging Activities

     In September 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. We adopted SFAS No. 133 on January 1, 2001, the impact of implementing SFAS No. 133 was not material to our financial statements.

Note 8 — Amendment to the 1997 Equity Incentive Plan

     On May 24, 2001, our 1997 Equity Incentive Plan was amended to increase the number of shares of common stock available under the plan by 1,400,000 shares (from 3,000,000 to 4,400,000).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2000.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such statements relate to our future performance and plans, results of operations, capital expenditures, acquisitions and operating improvements and costs. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or will occur. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and we may not be able to realize them. Factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include risks associated with the overall economic environment, the integration of the Company and Essilor contact lens business, the impact of competitive products and pricing, product demand both domestically and overseas, market receptiveness to the new Toric product launch, extended manufacturing difficulties, customer bad debts, currency fluctuations, changes in the anticipated earnings of the Company and acquired contact lens operations during 2001 and other risks detailed in the sections entitled “Item 1, Business — Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2000, and from time to time in our other reports filed with the Securities and Exchange Commission. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. Further, we undertake no obligation to revise any of these forward-looking statements.

ACQUISITION OF THE CONTACT LENS BUSINESS FROM ESSILOR INTERNATIONAL S.A.

     On February 12, 2001, we acquired the contact lens business of Paris-based Essilor International (Compagnie Generale d’Optique) S.A. We acquired, among other things, the sales and distribution assets of the contact lens business in Europe and the United States and manufacturing facilities in France, United Kingdom and the United States. We accounted for the acquisition using the purchase method. Accordingly, the operating results of Essilor form part of our operating results from February 1, 2001. The $48,300,000 purchase price for the acquired assets was comprised of $45,800,000 in cash and $2,500,000 in acquisition costs. Acquired in-process research and development costs of $4,150,000 were expensed in the six month period ended June 30, 2001 as it was determined that the technology had no alternative uses. There were no contingent payments, pre-acquisition contingencies or other commitments specified in the acquisition agreement.

Results of Operations

Net Sales

	Three Months Ended June 30,

	2001	2000	% Change

U.S	$37,320,000	$29,574,000	26.2%

As a percentage of net sales	60.8%	68.9%

International	$24,057,000	$13,379,000	79.8%

As a percentage of net sales	39.2%	31.1%

Net sales	$61,377,000	$42,953,000	42.9%

	Six Months Ended June 30,

	2001	2000	% Change

U.S	$73,194,000	$60,792,000	20.4%

As a percentage of net sales	62.1%	70.4%

International	$44,740,000	$25,604,000	74.7%

As a percentage of net sales	37.9%	29.6%

Net sales	$117,934,000	$86,396,000	36.5%

     Net sales represent gross sales less allowances for returns, trial sets and prompt payment discounts. We recognize sales upon shipment of products to our customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. The increase in net sales for the three- and six-month periods ended June 30, 2001, compared to the three- and six-month periods ended June 30, 2000, was attributable to the growth in revenues for our existing product lines, the added revenues generated by the new entities acquired in the Essilor acquisition and the revenues generated by our product lines in Asia. Including the revenues generated by acquired Essilor entities, our U.S. sales grew by 26.2% and 20.4% for the three- and six-month periods ending June 30, 2001, respectively, from the same period in 2000. The growth was primarily attributable to demand of our product line as a result of the increased effectiveness of our direct sales force. Our international sales continued to remain strong, growing by 79.8% and 74.7% for the three- and six-month periods ended June 30, 2001, respectively, from the same period in 2000, reflecting the continued strength in the international marketplace of our broader product offerings, our inventory availability and additional distribution channels in Europe, and the continued demand in the Japanese marketplace for our products. For the three- and six-month periods ended June 30, 2001, as compared to the same periods in 2000, the effect of lower exchange rates negatively impacted our revenues by $1.0 million and $2.1 million, respectively.

     Unit sales growth of our lenses including units sales generated by the new entities acquired in the Essilor acquisition increased 16.1% and 19.6% for the three- and six-month periods ended June 30, 2001, respectively, from the same period in 2000. A significant portion of this unit sales growth came from international sales, which grew faster than domestic sales due largely to the additional product offerings from the acquired Essilor entities and increased sales of our lenses marketed for disposable regimens in Europe and Asia.

     Our overall average selling price per lens remained flat in the United States during the three- and six-month periods ended June 30, 2001, respectively, from the same period in 2000. However, the impact of changes in product mix to higher revenue per unit product offerings of the Essilor-acquired entities increased the overall average selling prices of our lenses for the three- and six-month periods ended June 30, 2001, respectively, from the same period in 2000.

Gross Profit

	Three Months Ended June 30,

	2001	2000	% Change

Gross profit	$38,371,000	$24,631,000	55.8%

As a percentage of net sales	62.5%	57.3%

	Six Months Ended June 30,

	2001	2000	% Change

Gross profit	$73,275,000	$51,106,000	43.4%

As a percentage of net sales	62.1%	59.2%

     Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, and amortization of certain intangible assets. The dollar and percentage increase in gross profit for the three- and six-month periods ended June 30, 2001 from the three- and six-month periods ended June 30, 2000, was due to the continued improvement in manufacturing performance and the realization of higher gross profit margins on products from the acquired Essilor entities.

     We are in the process of increasing the number of additional automated production lines at our United Kingdom and Puerto Rico facilities, which are designed to further improve our per unit cost of production over time, although we may not see such cost reductions until future periods.

Selling and Marketing Expenses

	Three Months Ended June 30,

	2001	2000	% Change

Selling and marketing expenses	$17,750,000	$11,094,000	60.0%

As a percentage of net sales	28.9%	25.8%

	Six Months Ended June 30,

	2001	2000	% Change

Selling and marketing expenses	$32,998,000	$22,517,000	46.5%

As a percentage of net sales	28.0%	26.1%

     Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eyecare practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements to encourage the fitting and wearing of our lenses marketed for disposable replacement regimens. Such activities may include, but are not limited to advertising, in-office promotion, displays and mailings. We limit these allowances to a percentage of purchases of lenses marketed for disposable replacement regimens from us. The increase in sales and marketing expenses in dollars and as a percentage of net sales in the three- and six-month periods ended June 30, 2001, as compared to the three- and six-month periods ended June 30, 2000, primarily resulted from increased cooperative merchandising allowances, additional sales and marketing expenses related to our newly acquired entities in the Essilor acquisition and the completion of our direct sales force expansion in the United States.

General and Administrative Expenses

	Three Months Ended June 30,

	2001	2000	% Change

General and administrative expenses	$9,412,000	$5,789,000	62.6%

As a percentage of net sales	15.3%	13.5%

	Six Months Ended June 30,

	2001	2000	% Change

General and administrative expenses	$17,324,000	$10,830,000	60.0%

As a percentage of net sales	14.7%	12.5%

     General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative personnel, professional services, consultants’ fees, non-manufacturing depreciation, goodwill amortization and facilities costs. For the three- and six-month periods ended June 30, 2001, general and administrative expenses in dollars and as a percentage of sales increased, as compared to the three- and six-month periods ended June 30, 2000, primarily due to higher expenses for the newly-acquired entities in the Essilor acquisition, higher consulting fees, goodwill amortization and our additional administrative staffing needs to support the expanded businesses. We believe that as our net sales grow, our general and administrative expenses will increase in absolute dollars, but will decrease as a percentage of net sales on an annualized basis.

Research and Development Expenses

	Three Months Ended June 30,

	2001	2000	% Change

Research and development expenses	$1,691,000	$1,015,000	66.6%

As a percentage of net sales	2.8%	2.3%

	Six Months Ended June 30,

	2001	2000	% Change

Research and development expenses	$3,219,000	$1,991,000	61.7%

As a percentage of net sales	2.7%	2.3%

     Research and development expenses, excluding acquired in-process research and development expenses, are comprised primarily of consulting costs for research and development personnel, in-house labor related to process and new product development. For the three- and six-month periods ended June 30, 2001, as compared to the three- and six-month periods ended June 30, 2000, research and development expenses increased in dollars and as a percentage of revenue primarily due to our activities related to a number of new manufacturing process and product development programs. Research and development expenses may fluctuate based on the timing of new product development projects and the use of outside resources.

Interest and Other Income, Net

	Three Months Ended June 30,

	2001	2000	% Change

Interest and other income, net	$25,000	$21,484,000	(99.9%)

As a percentage of net sales	0.0%	50.0%

	Six Months Ended June 30,

	2001	2000	% Change

Interest and other income, net	$457,000	$21,713,000	(97.9%)

As a percentage of net sales	0.4%	25.1%

     The decrease in interest and other income in dollar and percentage terms in the three- and six-month periods ended June 30, 2001, as compared to the three- and six-month periods ended June 30, 2000, resulted primarily from the $25 million merger termination fee from Wesley Jessen, less merger-related expenses of $4.2 million, we received in the second quarter of 2000. Our interest income declined in the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 as a result of the reduced interest bearing cash and investment balances from the purchase of the contact lens business from Essilor, for $48.3 million in cash in February 2001.

Income Taxes

	Three Months Ended June 30,

	2001	2000	% Change

Income taxes	$2,491,000	$10,740,000	(76.8%)

Effective tax rate	26.1%	38.1%

	Six Months Ended June 30,

	2001	2000	% Change

Income taxes	$4,171,000	$12,871,000	(67.6%)

Effective tax rate	26.0%	34.3%

     Our effective tax rate for the three- and six-month periods ended June 30, 2001 decreased, as compared to the three- and six-month periods ended June 30, 2000, due to the U.S. tax on the $25.0 million merger termination fee we received from Wesley Jessen last year.

Liquidity and Capital Resources

     At June 30, 2001, we had cash and cash equivalents of $12.2 million, compared to cash and cash equivalents of $55.1 million at December 31, 2000. The decrease in cash and cash equivalents was primarily attributable to the cash purchase of Essilor’s contact lens business in February 2001 for $48.3 million. Working capital decreased from $102.3 million at December 31, 2000 to $71.1 million at June 30, 2001. This decrease was primarily due to cash paid to complete the Essilor acquisition and for associated acquisition expenses. In the first six months of 2001, net cash provided by operating activities of $11.6 million was derived principally from net income of $11.9 million, acquired in-process research and development charges of $4.2 million, depreciation and amortization charges of $8.7 million, a decrease in provisions for product returns, doubtful accounts, excess and obsolete inventory, damaged and scrap products, and exchange loss of $1.0 million in the aggregate, and offset by a net decrease in operating assets and liabilities of $13.5 million, and deferred income tax payments of $0.7 million.

     Net cash used in investing activities in the first six months of 2001 was $53.2 million, consisting primarily of the $48.3 million paid in the Essilor acquisition, $15.1 million expended to purchase property and equipment, and a $10.6 million offset of net maturities of short and long-term investments. We anticipate that capital expenditures will be approximately $30-35 million in 2001 (including the $15.1 million in the first six months) as we continue to invest to increase capacity and add automated production lines at our manufacturing facilities. However, the amount of capital expenditures may increase or decrease, as we may accelerate or delay implementation based on market conditions and demand for our products.

     Net cash used in financing activities in the first six months of 2001 was $0.3 million. In comparison, in the first six months of 2000 net cash provided by financing activities was $0.2 million due to an increase in repayments of long-term debt and capital lease obligations.

     In addition to cash, cash equivalents and short and long-term investments, we have a credit facility with Comerica Bank — California. The Comerica credit agreement provides for up to $20.0 million of revolving loans, which mature on June 30, 2002. The loans bear interest at Comerica Bank’s base rate or at a margin of 1.00% to 1.25% above the bank’s eurodollar rate depending on our ratio of total liabilities to tangible net worth. At June 30, 2001, we had no revolving loans outstanding under the Comerica credit agreement. In addition, the Comerica credit agreement provided up to $10.0 million of term loans to Ocular Sciences Puerto Rico, Inc. (“Ocular Sciences Puerto Rico”) which had a drawdown period that expired on May 1, 2000 and bears interest at the bank’s base rate or at a margin of 1.25% to 1.50% above the bank’s eurodollar rate or negotiated rate depending on our ratio of total liabilities to tangible net worth. As of June 30, 2001, Ocular Sciences Puerto Rico had $1.2 million in term loans outstanding under the Comerica credit agreement. Principal installments of $300,000 are due quarterly and all outstanding principal and unpaid interest is due and payable on July 31, 2002. The Comerica credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios. Borrowings under the Comerica credit agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding stock of our Barbados and Canadian subsidiaries. In addition, we and Ocular Sciences Puerto Rico have each guaranteed the other’s borrowings under the Comerica credit agreement.

     We are obligated to make minimum base payments on non-cancelable operating leases of $777,000, $500,000 and $432,000 in 2001, 2002 and 2003, respectively.

     On July 27, 2000, we announced the approval by our Board of Directors of a 2,000,000 share repurchase program. Under the repurchase plan, we may repurchase our shares, subject to market and business conditions, at management’s discretion on the open market. To the extent that management elects to repurchase shares, a significant use of cash resources could be effected. As of June 30, 2001, we had purchased 62,500 shares on the open market.

     We believe that our current cash and cash equivalents, further borrowings available under our credit facilities and our anticipated net cash flow from operations, will be sufficient to meet our anticipated cash needs for working capital, contractual commitments and capital expenditures for the foreseeable future.

New Accounting Pronouncements

     In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services.” EITF 00-25 addresses the income statement classification of consideration, from a vendor to a reseller, or another party that purchases the vendor’s products. Among its requirements, the consensus will require certain of our customer promotional incentive payments, primarily cooperative merchandising allowances, currently classified as marketing costs to be classified as a reduction of revenue. We are currently assessing the impact of adopting Issue 00-25 but expect that the majority of our promotional expenses may be required to be classified as a reduction of revenue. Annual promotional expenses classified as marketing costs were $21.0 million in fiscal year 2000 and $11.6 million for the six-months ended June 30, 2001. This change, if applicable, will be effective for periods beginning after December 15, 2001.

     In July 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 will provide guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. We adopted this statement as of July 1, 2001. SFAS No. 142 will provide guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of this statement is permitted for companies with fiscal years beginning after March 15, 2001, for which first quarter financial statements have not been issued. We expect to adopt this statement at the beginning of fiscal 2002.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

     We have short-term debt outstanding, which is carried at cost, with an interest rate which is referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. As of June 30, 2001, the outstanding balance under the Comerica term loan was $1.2 million and is payable in quarterly installments of $300,000, with any remaining balance to be paid on July 31, 2002. The commencement of the loan repayments will impact future earnings and cash flows and will reduce our exposure to changes in interest rates as the loan balance is reduced.

     Unless otherwise noted above, there has been no additional material change in our assessment of our sensitivity to market risk from the information set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K and on Form 10-K/A for the fiscal year ended December 31, 2000.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meting of Stockholders on May 24, 2001. Two matters were voted upon. A description of each matter and a tabulation of votes follows:

     1.     To elect six (6) directors, each to serve until the next annual meeting of stockholders and until his successor has been duly elected and qualified.

     The stockholders’ votes with respect to the election of directors were as follows:

	Votes

	For	Against or Withheld	Votes Abstained	Broker Non-Votes

John D. Fruth	12,541,822	390,681	—	—

Edgar J. Cummins	12,852,796	79,707	—	—

Terence M. Fruth	12,852,796	79,707	—	—

William R. Grant	12,852,796	79,707	—	—

Francis R. Tunney, Jr.	12,852,796	79,707	—	—

Terrance H. Gregg	12,852,796	79,707	—	—

     2.     To amend our 1997 Equity Incentive Plan to increase the number of shares of common stock available under the plan by 1,400,000 shares (from 3,000,000 to 4,400,000).

     The stockholders’ votes with respect to the amendment of our 1997 Equity Incentive Plan were as follows:

Votes

For	Against or Withheld	Votes Abstained	Broker Non-Votes

10,604,932	1,242,248	1,085,323	—

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR SCIENCES, INC.

(Registrant)

Date: August 14, 2001	/s/ Sidney B. Landman

Sidney B. Landman

Vice-President Finance,

Chief Financial Officer,

Treasurer and Secretary

(Duly Authorized Officer and Principal

Financial and Accounting Officer)