Form 10-Q
period 2001-09-30
OCULAR SCIENCES INC /DE/
filed 2001-11-13
CIK 882484

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File No. 0-22623

OCULAR SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2985696 (I.R.S. Employer Identification No.)

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

As of November 6, 2001, there were outstanding 23,379,384 shares of the registrant’s Common Stock, par value $0.001 per share.

OCULAR SCIENCES, INC.

In this report, “we,” “us” and “our” refer to Ocular Sciences, Inc. and its subsidiaries and affiliates.

PART I — FINANCIAL INFORMATION

ITEM I. Financial Statements

OCULAR SCIENCES, INC.
Condensed Consolidated Balance Sheets — (unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

ASSETS

Current Assets:
Cash and cash equivalents	$8,668	$55,109
Short-term investments	—	9,585
Accounts receivable, less allowance for sales returns and doubtful accounts of $2,870 and $1,494 for 2001 and 2000, respectively	46,897	27,682
Inventories	44,494	27,748
Prepaid expenses and other current assets	16,900	15,000

Total Current Assets	116,959	135,124
Property and equipment, net	144,419	118,645
Intangible assets, net	41,042	7,819
Long-term investments	—	2,046
Other assets	429	1,196

Total Assets	$302,849	$264,830

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$14,007	$6,218
Accrued liabilities	29,416	25,346
Current portion of long-term debt	1,278	1,246

Total Current Liabilities	44,701	32,810
Deferred income taxes	4,805	5,348
Other liabilities	5,332	476
Long-term debt, less current portion	3,570	4,482

Total Liabilities	58,408	43,116

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.001 par value; 80,000,000 shares authorized; 23,448,474 and 23,051,555 shares issued and outstanding for 2001 and 2000, respectively	23	23
Additional paid-in capital	84,477	82,379
Retained earnings	163,541	142,101
Accumulated other comprehensive loss	(2,869)	(2,058)
Treasury Stock, 62,500 shares	(731)	(731)

Total Stockholders’ Equity	244,441	221,714

Total Liabilities and Stockholders’ Equity	$302,849	$264,830

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
Condensed Consolidated Statements of Income — (unaudited)
(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$68,857	$47,790	$186,788	$134,186
Cost of sales	27,722	19,660	72,380	54,949

Gross profit	41,135	28,130	114,408	79,237
Selling and marketing expenses	18,058	12,659	51,055	35,175
General and administrative expenses	9,418	5,226	26,741	16,057
Research and development expenses	1,290	1,297	4,509	3,288
Acquired in-process R&D expenses	—	—	4,150	—

Income from operations	12,369	8,948	27,953	24,717
Interest expense	(131)	(78)	(337)	(453)
Interest income	92	1,049	795	2,314
Other income (expense)	(515)	(191)	(556)	20,631

Income before taxes	11,815	9,728	27,855	47,209
Income taxes	(2,245)	(2,238)	(6,415)	(15,109)

Net income	$9,570	$7,490	$21,440	$32,100

Net income per share data:
Net income per share (basic)	$0.41	$0.32	$0.92	$1.39

Net income per share (diluted)	$0.40	$0.32	$0.90	$1.37

Weighted average common shares outstanding	23,407,685	23,242,364	23,356,586	23,120,459
Weighted average shares of stock options under the treasury stock method	728,610	108,079	466,840	272,771

Total weighted average common and dilutive potential common shares outstanding	24,136,295	23,350,443	23,823,426	23,393,230

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows — (unaudited)
(In thousands)

	Nine months ended September 30,

	2001	2000

Cash flows from operating activities:
Net income	$21,440	$32,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,067	8,860
Amortization of Loans to Officers	20	—
Provision for sales returns and doubtful accounts	(656)	793
Provision for excess and obsolete inventory, damaged and scrap products	639	1,204
Loss on sale of property and equipment	38	—
Exchange loss (gain)	80	106
Acquired in-process research and development	4,150	—
Deferred income taxes	(843)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(12,345)	4,666
Inventories	(10,853)	(7,440)
Prepaid expenses, other current and non-current assets	110	1,138
Accounts payable	5,092	(1,462)
Accrued liabilities	470	5,755
Income taxes (refundable) payable	70	943

Net cash provided by operating activities	20,479	46,663

Cash flows from investing activities:
Purchase of property and equipment	(30,101)	(22,263)
Purchase of short and long-term investments	—	(21,607)
Sales and maturities of short and long-term investments	11,613	33,501
Loans to officers and employees	(500)	—
Payment for Essilor Acquisition, net of cash acquired	(48,277)	—
Deposits to restricted cash	—	(6)

Net cash used in investing activities	(67,265)	(10,375)

Cash flows from financing activities:
Proceeds from issuance of short- and long-term debt	6,000	—
Repayment of short- and long-term debt	(6,880)	(700)
Repurchase of common stock under stock repurchase plan	—	(227)
Proceeds from issuance of common stock	2,097	757

Net cash provided by (used in) financing activities	1,217	(170)

Effect of exchange rate changes on cash and cash equivalents	(872)	(940)

Net increase (decrease) in cash and cash equivalents	(46,441)	35,178
Cash and cash equivalents at beginning of period	55,109	10,053

Cash and cash equivalents at end of period	$8,668	$45,231

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our financial condition as of September 30, 2001 and the results of our operations and comprehensive income for the three- and nine-month periods ended September 30, 2001 and 2000, and our cash flows for the nine-month periods ended September 30, 2001 and 2000. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, including notes thereto, included in our Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2000. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 2 — Inventories

     Inventories consisted of the following (in thousands):

	Sept 30,	June 30,	March 31,	December 31,
	2001	2001	2001	2000

Raw materials	$6,276	$4,627	$4,815	$4,396
Work in process	3,841	4,107	4,360	3,339
Finished goods	34,377	36,210	33,357	20,013

	$44,494	$44,944	$42,532	$27,748

Certain prior-period amounts have been reclassified to conform to the current period presentation.

Note 3 — Prepaid Expenses and Other Current Assets and Accrued Liabilities

     Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2001	2000

Refundable taxes	$674	$621
Deferred income taxes	8,870	8,289
Prepaid expenses	3,936	2,462
Other current assets	3,420	3,628

	$16,900	$15,000

Accrued liabilities consisted of the following (in thousands):

	Sept 30,	December 31,
	2001	2000

Accrued expenses	$20,366	$15,781
Accrued cooperative merchandising allowances	5,729	6,314
Income taxes payable	3,321	3,251

	$29,416	$25,346

Note 4 — Comprehensive Income

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net Income	$9,570	$7,490	$21,440	$32,100

Foreign Currency
Translation Adjustment	104	(407)	(793)	(1,427)
Net Unrealized gains/(losses) on Investments	—	26	(18)	144

Other Comprehensive Loss	104	(381)	(811)	(1,283)

Comprehensive Income	$9,674	$7,109	$20,629	$30,817

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

     Options to purchase 913,070 and 1,284,390 shares of our common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2001 because their exercise prices were greater than the average market price of our common stock of $21.51 and $19.27 per share, respectively. Options to purchase 2,688,939 and 2,503,489 shares of our common stock for the three and nine months ended September 30, 2000, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $11.70 and $14.64 per share, respectively.

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

     The purchase price was preliminarily allocated as follows (in thousands):

Tangible assets	$19,762
Intangible assets	35,771
In-process research and development	4,150
Liabilities	(11,383)

$48,300

     Included in the liabilities is an accrual for costs associated with exiting certain activities acquired in the Essilor acquisition, including estimated costs to discontinue these activities and the estimated salaries and benefits owing upon involuntary termination to employees associated with those discontinued activities. The current liability is preliminary and will be adjusted as additional expenditures are estimated or incurred.

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

Note 7 — Accounting for Derivative Instruments and Hedging Activities

     In September 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. We adopted SFAS No. 133 on January 1, 2001; the impact of implementing SFAS No. 133 was not material to our financial statements.

Note 8 — Management Employment Agreements

     On August 8, 2001, we entered into an employment agreement with Stephen J. Fanning, our newly appointed President, Chief Executive Officer and member of the Board of Directors. Under this employment agreement, we agreed to extend a $400,000 loan to Mr. Fanning in connection with his purchase of a new residence. The loan will be interest free, secured by a purchase money second deed of trust on a new residence. Fifty-percent (50%), or $200,000, of the loan will be forgiven when Mr. Fanning completes three (3) consecutive years of employment with us. Should Mr. Fanning sell, convey, transfer, dispose of, or further encumber his new residence, this loan will be due a payable in full within ninety days of such sale, conveyance, disposition or encumbrance. In addition, we agreed to extend a $725,000 personal loan to Mr. Fanning. The loan will be interest free and will be forgiven when Mr. Fanning completes three (3) consecutive years of employment with us. If Mr. Fanning voluntary resigns or is terminated by us for “Cause” (as defined in Mr. Fanning’s employment agreement), both loans will become due and payable in full within ninety days of such resignation or termination. We have also agreed to reimburse Mr. Fanning for all costs incurred to relocate his residence.

Note 9 — Puerto Rico Aqueducts and Sewer Authority Assessment of Discharge Penalty

     On June 28, 2001, the Puerto Rico Aqueducts and Sewers Authority (“PRASA”) notified us that PRASA believed that we had exceeded the discharge limits specified in its Pre-Treatment Permit and proposed a civil penalty. On August 30, 2001, we responded to PRASA’s notice and, among other things, denied a significant number of the alleged violations on the grounds that they were without merit. We believe any settlement with PRASA will not have a material impact on our financial condition.

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

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such statements relate to our future performance and plans, results of operations, capital expenditures, acquisitions and operating improvements and costs. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or will occur. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and we may not be able to realize them. Factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include are risks associated with the overall economic environment, the integration of the Ocular and Essilor contact lens business, the impact of competitive products and pricing, product demand both domestically and overseas, market receptiveness to the Toric product launch, extended manufacturing difficulties, customer bad debts, currency fluctuations, changes in our anticipated earnings and acquired contact lens operations during 2001 and other factors detailed in the sections entitled “Item 1, Business — Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2000, and from time to time in our other reports filed with the Securities and Exchange Commission. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. Further, we undertake no obligation to revise any of these forward-looking statements.

ACQUISITION OF THE CONTACT LENS BUSINESS FROM ESSILOR INTERNATIONAL S.A.

     On February 12, 2001, we acquired the contact lens business of Paris-based Essilor International (Compagnie Generale d’Optique) S.A. We acquired, among other things, the sales and distribution assets of the contact lens business in Europe and the United States and manufacturing facilities in France, United Kingdom and the United States. We accounted for the acquisition using the purchase method. Accordingly, the operating results of Essilor form part of our operating results from February 1, 2001. The $48,300,000 purchase price for the acquired assets was comprised of $45,800,000 in cash and $2,500,000 in acquisition costs. Acquired in-process research and development costs of $4,150,000 were expensed in the nine month period ended September 30, 2001 as it was determined that the technology had no alternative uses. There were no contingent payments, pre-acquisition contingencies or other commitments specified in the acquisition agreement.

Results of Operations

Net Sales

	Three Months Ended Sept 30,

	2001	2000	% Change

U.S.	$39,599,000	$32,905,000	20.3%
As a percentage of net sales	57.5%	68.9%
International	$29,258,000	$14,885,000	96.6%
As a percentage of net sales	42.5%	31.1%

Net sales	$68,857,000	$47,790,000	44.1%

	Nine Months Ended Sept 30,

	2001	2000	% Change

U.S.	$112,793,000	$93,698,000	20.4%
As a percentage of net sales	60.4%	69.8%
International	$73,995,000	$40,488,000	82.8%
As a percentage of net sales	39.6%	30.2%

Net sales	$186,788,000	$134,186,000	39.2%

     Net sales represent gross sales less allowances for returns, trial sets and prompt payment discounts. We recognize sales upon shipment of products to our customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. The increase in net sales for the three- and nine-month periods ended September 30, 2001, compared to the three- and nine-month periods ended September 30, 2000, was attributable to the continued growth in revenues for our existing product lines both domestically and internationally, the added revenues generated by the new entities acquired in the Essilor acquisition and the continued strength generated by our product lines in Asia.

     Including the revenues generated by acquired Essilor entities, our U.S. sales grew by 20.3% and 20.4% for the three- and nine-month periods ending September 30, 2001, respectively, from the same period in 2000. The growth was primarily attributable to demand of our product lines as a result of the increased effectiveness of our direct sales force and U.S. market share gains. Excluding the revenues generated by the acquired Essilor entities and despite an overall slowdown in the U.S. economy, our organic growth in U.S. sales grew by 3.9% and 5.8% for the three- and nine-month periods ending September 30, 2001, respectively, from the same period in 2000.

     Our international sales continued to remain strong, growing by 96.6% and 82.8% for the three- and nine-month periods ended September 30, 2001, respectively, from the same period in 2000, reflecting the continued strength in the international marketplace of our broader product offerings, our expanded distribution channels in Europe as a result of the Essilor acquisition, and the strength of the Japanese marketplace for our products. Excluding the revenues generated by the acquired Essilor entities, our organic growth in international markets grew by 39.3% and 31.1% for the three- and nine-month periods ending September 30, 2001, respectively, from the same period in 2000. For the three- and nine-month periods ended September 30, 2001, as compared to the same periods in 2000, the effect of lower exchange rates negatively impacted our revenues by $0.4 million and $2.5 million, respectively.

     Unit sales growth of our lenses including units sales generated by the new entities acquired in the Essilor acquisition increased 34.3% and 27.5% for the three- and nine-month periods ended September 30, 2001, respectively, from the same period in 2000. A significant portion of this unit sales growth came from international sales, which grew faster than domestic sales due largely to the additional product offerings from the acquired Essilor entities and increased sales of our lenses marketed for disposable regimens in Europe and Asia.

     Our overall average selling price per lens remained flat in the United States during each of the three- and nine-month periods ended September 30, 2001, from the same period in 2000. However, the impact of changes in product mix to higher revenue per unit product offerings of the Essilor-acquired entities increased the worldwide average selling prices of our lenses for the three- and nine-month periods ended September 30, 2001, from the same period in 2000.

Gross Profit

	Three Months Ended Sept 30,

	2001	2000	% Change

Gross profit	$41,135,000	$28,130,000	46.2%
As a percentage of net sales	59.7%	58.9%

	Nine Months Ended Sept 30,

	2001	2000	% Change

Gross profit	$114,408,000	$79,237,000	44.4%
As a percentage of net sales	61.3%	59.1%

     Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, and amortization of certain intangible assets. The dollar and percentage increase in gross profit for the three- and nine-month periods ended September 30, 2001, from the three- and nine-month periods ended September 30, 2000, was due to the continued improvement in manufacturing performance, the realization of higher gross profit margins on products from the acquired Essilor entities and offset by lower gross margins realized on products sold in Japan.

     We are in the process of increasing the number of additional automated production lines at our United Kingdom and Puerto Rico facilities, which are designed to further improve our per unit cost of production over time, although we may not see such cost reductions until future periods.

Selling and Marketing Expenses

	Three Months Ended Sept 30,

	2001	2000	% Change

Selling and marketing expenses	$18,058,000	$12,659,000	42.6%
As a percentage of net sales	26.2%	26.5%

	Nine Months Ended Sept 30,

	2001	2000	% Change

Selling and marketing expenses	$51,055,000	$35,175,000	45.1%
As a percentage of net sales	27.3%	26.2%

     Selling and marketing expenses primarily consist of cooperative merchandising allowances, sample diagnostic products provided to eyecare practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges not billed to customers. Cooperative merchandising allowances are reimbursements paid to eyecare practitioners to encourage the fitting and wearing of our lenses marketed for disposable replacement regimens. Such activities may include, but are not limited to advertising, in-office promotion, displays and mailings. We limit these allowances to a percentage of purchases of lenses marketed for disposable replacement regimens from us. The increase in sales and marketing expenses in dollars and as a percentage of net sales in the three- and nine-month periods ended September 30, 2001, as compared to the three- and nine-month periods ended September 30, 2000, primarily resulted from a proportionate increase in cooperative merchandising allowances associated with increased sales during the quarter and from additional sales and marketing expenses related to the entities we acquired in the Essilor acquisition.

General and Administrative Expenses

	Three Months Ended Sept 30,

	2001	2000	% Change

General and administrative expenses	$9,418,000	$5,226,000	80.2%
As a percentage of net sales	13.7%	10.9%

	Nine Months Ended Sept 30,

	2001	2000	% Change

General and administrative expenses	$26,741,000	$16,057,000	66.5%
As a percentage of net sales	14.3%	12.0%

     General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative personnel, professional services, consultants’ fees, non-manufacturing depreciation, goodwill amortization and facilities costs. For the three- and nine-month periods ended September 30, 2001, general and administrative expenses in dollars and as a percentage of sales increased, as compared to the three- and nine-month periods ended September 30, 2000, primarily due to higher expenses for the newly-acquired entities in the Essilor acquisition, higher consulting fees, goodwill amortization and our additional administrative staffing needs to support the expanded businesses. Although our general and administrative expenses will likely increase in absolute dollars, it is our objective to decrease general and administrative expenses as a percentage of net sales on annualized basis.

Research and Development Expenses

	Three Months Ended Sept 30,

	2001	2000	% Change

Research and development expenses	$1,290,000	$1,297,000	(0.5%)
As a percentage of net sales	1.9%	2.7%

	Nine Months Ended Sept 30,

	2001	2000	% Change

Research and development expenses	$4,509,000	$3,288,000	37.1%
As a percentage of net sales	2.4%	2.5%

     Research and development expenses, excluding acquired in-process research and development expenses, are comprised primarily of consulting fees for research and development projects contracted for external personnel, in-house labor related to process and new product development. For the three-month period ended September 30, 2001, as compared to the three-month period ended September 30, 2000, research and development expenses declined slightly in dollars and as a percentage of revenue primarily as a result of the timing of our activities related to a number of new manufacturing process and product development programs. For the nine-month period ended September 30, 2001, as compared to the nine-month period ended September 30, 2000, research and development expenses increased in dollars and as a percentage of revenue primarily as a result of increased expenditures during the first half of the year related to these same new manufacturing process and product development programs. Research and development expenses will fluctuate based on the timing of new product development projects and our use of outside resources.

Interest and Other Income (Expense), Net

	Three Months Ended Sept 30,

	2001	2000	% Change

Interest and other income (expense), net	$(554,000)	$780,000	(171.0%)
As a percentage of net sales	(0.8%)	1.6%

	Nine Months Ended Sept 30,

	2001	2000	% Change

Interest and other income (expense), net	$(98,000)	$22,492,000	(100.4%)
As a percentage of net sales	(0.1%)	16.8%

     The decrease in interest and other income in dollar and percentage terms in the three-month period ended September 30, 2001, as compared to the three-month period ended September 30, 2000, resulted primarily from decreased interest income and increased interest costs associated with our advances under our short-term line of credit during the quarter. The decrease in interest and other income in dollar and percentage terms in the nine-month period ended September 30, 2001, as compared to the nine-month period ended September 30, 2000, resulted primarily from the $25 million merger termination fee from Wesley Jessen, less merger-related expenses of $4.2 million, decreased interest income and increased interest costs associated with our advances under our short-term line of credit during the quarter.

Income Taxes

	Three Months Ended Sept 30,

	2001	2000	% Change

Income taxes	$2,245,000	$2,238,000	0.3%
Effective tax rate	19.0%	23.0%

	Nine Months Ended Sept 30,

	2001	2000	% Change

Income taxes	$6,415,000	$15,109,000	(57.5%)
Effective tax rate	23.0%	32.0%

     In reviewing the overall effects of the Essilor acquisition on our tax structure, we anticipate our annual effective tax rate will be approximately 22% for 2001. As a result, the effective tax rate for the three-month period ended September 30, 2001 decreased, as compared to the three-month period ended September 30, 2000, due to this change. For the nine-month period ended September 30, 2001 as compared to the nine-month period ended September 30, 2000, our effective tax rate declined due to the change in our annual effective tax rate as well as the change in our U.S. tax rate applicable to the $25.0 million merger termination fee we received from Wesley Jessen last year.

Liquidity and Capital Resources

     At September 30, 2001, we had cash and cash equivalents of $8.7 million, compared to cash and cash equivalents of $55.1 million at December 31, 2000. The decrease in cash and cash equivalents was primarily attributable to the cash purchase of Essilor’s contact lens business in February 2001 for $48.3 million. Working capital decreased from $102.3 million at December 31, 2000 to $72.3 million at September 30, 2001. This decrease was primarily due to cash paid to complete the Essilor acquisition and for associated acquisition expenses. In the first nine months of 2001, net cash provided by operating activities of $20.5 million was derived principally from net income of $21.4 million, acquired in-process research and development charges of $4.2 million, depreciation and amortization charges of $13.1 million, an increase in provisions for product returns, doubtful accounts, excess and obsolete inventory, damaged and scrap products, and exchange loss of $0.1 million in the aggregate, and offset by a net decrease in operating assets and liabilities of $17.5 million, and deferred income tax payments of $0.8 million.

     Net cash used in investing activities in the first nine months of 2001 was $67.3 million, consisting primarily of the $48.3 million paid in the Essilor acquisition, $30.1 million expended to purchase property and equipment, $0.5 million for loans to officers and employees and offset by $11.6 million of net maturities of short and long-term investments. We anticipate that capital expenditures will be approximately $35-40 million in 2001 (including the $30.1 million in the first nine months) as we continue to invest to increase capacity and add automated production lines at our manufacturing facilities. However, the amount of capital expenditures may increase or decrease, as we may accelerate or delay implementation based on market conditions and demand for our products.

     Net cash provided by financing activities in the first nine months of 2001 was $1.4 million, consisting primarily of the $6.0 million proceeds from issuance of short term debt, $2.2 million from the issuance of common stock under our employee stock option plans and offset by $6.8 million in repayments of bank debt and repayments under capital lease obligations. In comparison, in the first nine months of 2000 net cash used in financing activities was $0.2 million, consisting primarily of $0.7 million in repayments of long-term debt, $0.2 million in repurchases of common stock, offset by $0.7 million in proceeds from the issuance of common stock under our employee stock option plans.

     In addition to cash, cash equivalents and short and long-term investments, we have a credit facility with Comerica Bank — California. Our credit agreement with Comerica Bank provides up to $20.0 million of revolving loans, which mature on September 30, 2002. The loans bear interest at Comerica Bank’s base rate or at a margin of 1.00% to 1.25% above the bank’s eurodollar rate depending on our ratio of total liabilities to tangible net worth. At September 30, 2001, we had no revolving loans outstanding under the credit agreement with Comerica Bank. In addition, the credit agreement provided up to $10.0 million of term loans to Ocular Sciences Puerto Rico, Inc. which had a drawdown period that expired on May 1, 2000 and bears interest at the bank’s base rate or at a margin of 1.25% to 1.50% above the bank’s eurodollar rate or negotiated rate, depending on our ratio of total liabilities to tangible net worth. As of September 30, 2001, Ocular Sciences Puerto Rico, Inc. had $900,000 in term loans outstanding under the credit agreement with Comerica Bank. Principal installments of $300,000 are due quarterly and all outstanding principal and unpaid interest is due and payable on July 31, 2002. The credit agreement with Comerica Bank contains covenants, which, among other things, require us to maintain certain financial ratios. We are currently out of compliance with one financial covenant and are in the process of obtaining a waiver from Comerica. Borrowings under the credit agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico, Inc. and 65% of the outstanding stock of our Barbados and Canadian subsidiaries. In addition, we and Ocular Sciences Puerto Rico, Inc. have each guaranteed the other’s borrowings under the credit agreement with Comerica Bank.

     We are obligated to make minimum base payments on non-cancelable operating leases of $777,000, $500,000 and $432,000 in 2001, 2002 and 2003, respectively.

     On July 27, 2000, our Board of Directors approved a 2,000,000 share repurchase program. Under the repurchase plan, we may repurchase our shares, subject to market and business conditions, at management’s discretion on the open market. To the extent that management elects to repurchase shares, a significant use of cash resources could be effected. As of September 30, 2001, we had purchased 62,500 shares on the open market.

     We believe that our current cash and cash equivalents, further borrowings available under our credit facilities and our anticipated net cash flow from operations, will be sufficient to meet our anticipated cash needs for working capital, contractual commitments and capital expenditures for the foreseeable future.

New Accounting Pronouncements

     In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services.” EITF 00-25 addresses the income statement classification of consideration, from a vendor to a reseller, or another party that purchases the vendor’s products. Among its requirements, the consensus will require certain of our customer promotional incentive payments, primarily cooperative merchandising allowances, currently classified as marketing costs to be classified as a reduction of revenue. We are currently assessing the impact of adopting Issue 00-25 but expect that the majority of our promotional expenses may be required to be classified as a reduction of revenue. Annual promotional expenses classified as marketing costs were $21.0 million in fiscal year 2000 and $11.6 million in the nine-months ended September 30, 2001. This change will be effective for periods beginning after December 15, 2001.

     In July 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141,

“Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. We adopted this statement as of July 1, 2001. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life assets will no longer be amortized but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. We are currently evaluating the impact of this statement as we expect to adopt the statement at the beginning of fiscal 2002.

     In July 2001, the FASB issued SFAS No. 143, “ Accounting for Asset Retirement Obligations.” SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. We are required to adopt the provisions of SFAS No. 143 effective January 1, 2003, with earlier application encouraged. We are currently evaluating the impact of this statement as we expect to adopt the statement at the beginning of fiscal 2002.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-live assets to be held and used and (b) measurement of ling-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No.144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. We are required to adopt the provision of SFAS No. 144 effective January 1, 2002, with earlier application encouraged. We are currently evaluating the impact of this statement as we expect to adopt the statement at the beginning of fiscal 2002.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk

     We have short-term debt outstanding, which is carried at cost, with an interest rate which is referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. As of September 30, 2001, the outstanding balance under our term loan with Comerica Bank was $900,000 and is payable in quarterly installments of $300,000, with any remaining balance to be paid on July 31, 2002.

Foreign Currency Translation Risk

     We have various foreign operations that exposes it to foreign currency translation risk when the local currency financial statements are translated to U.S. dollars. Management monitors this exposure on an on-going basis. The fluctuations in foreign currency translation adjustments are reported as a component of comprehensive income.

     Unless otherwise noted above, there has been no additional material change in our assessment of our sensitivity to market risk from the information set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K and on Form 10-K/A for the fiscal year ended December 31, 2000.

Part II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  The following exhibits are filed herewith:

Exhibit
Number	Description

10.1	Employment Agreement between Stephen J. Fanning and Ocular Sciences, Inc. dated August 8, 2001

     (b)  Reports on Form 8-K:

             None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001	OCULAR SCIENCES, INC.
(Registrant)

/s/ Sidney B. Landman
Sidney B. Landman
Vice-President Finance,
Chief Financial Officer,
Treasurer and Secretary
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Exhibit Index

10.1	Employment Agreement between Stephen J. Fanning and Ocular Sciences, Inc., dated as of August 8, 2001.