Form 10-K
period 2001-12-31
OCULAR SCIENCES INC /DE/
filed 2002-04-01
CIK 882484

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001;

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 0-22623

Ocular Sciences, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	94-2985696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1855 Gateway Boulevard, Suite 700 Concord, California	94520
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (925) 969-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 Per Share
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on March 1, 2002 ($27.23) as reported on the NASDAQ National Market was $640,753,106.

      As of March 1, 2002, Registrant had outstanding 23,531,146 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference the Registrant’s Proxy Statement for its Annual Meeting of Stockholders which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stock Holder Matters
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Exhibit 10.21
Exhibit 10.22
Exhibit 10.26
Exhibit 10.27
Exhibit 10.29
Exhibit 10.30
Exhibit 21.01
Exhibit 23.01

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, such as statements regarding the Company’s future performance and plans and results of operations. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or will occur. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and the Company may not be able to realize them. The following factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include risks associated with the overall economic environment, the integration of the Company’s and Essilors’ contact lens businesses, the impact of competitive products and pricing, product demand both domestically and overseas, market receptiveness to new product launches, extended manufacturing difficulties, customer bad debts, currency fluctuations, changes in the anticipated earnings of the Company and other risks discussed in the sections entitled “Item 1, Business — Risk Factors,” “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. The Company cautions you not to place undue reliance on forward-looking statements, which reflect the Company’s analysis only and speak as of the date of this report or as of the dates indicated in the statements.

PART I

Item 1.     Business

      Ocular Sciences, Inc., a Delaware corporation (the “Company”), is a growing manufacturer and global marketer of soft contact lenses. The Company manufactures a broad line of soft contact lenses marketed for annual and quarterly planned replacement and disposable replacement regimens. The Company believes that the design of its lenses makes them more comfortable and easier to handle than those of its competitors’ and, as a result, provides wearers with a superior contact lens wearing experience. The Company’s manufacturing technologies permit consistent, cost-effective reproduction of these designs, allowing the Company to offer its lenses at competitive prices. The Company continues to focus on lowering its manufacturing and non-manufacturing costs, or “cost-to-serve,” thus enabling the Company to increase its profitability and its flexibility to reduce prices. To minimize its cost-to-serve, the Company utilizes a telemarketing sales force supplemented by an outside sales force in the North American and European markets, and focuses its marketing efforts on eyecare practitioners, rather than consumers.

      The Company markets its lenses exclusively to eyecare practitioners, both in private practice and in retail optical chains, as the Company believes that the eyecare practitioner significantly influences the selection of the brand of contact lenses patients wear and is critical to maintaining a patient’s quality of care and safety. Accordingly, the Company does not sell to mail-order companies, pharmacies or other distribution channels that do not provide the regular eye examinations necessary to maintain overall ocular health. The Company believes that practitioners can increase patient satisfaction and improve patient care by prescribing and dispensing to their patients high quality, channel-specific and competitively-priced soft contact brands, such as those made by the Company. As a result, the Company’s marketing strategies not only focus on its superior product offerings, but are designed to assist eyecare practitioners in retaining their patients and monitoring their patients’ ocular health. We believe our strategies create a significant incentive for practitioners to prescribe the Company’s lenses.

      The Company introduced lenses marketed for weekly disposable replacement regimens in 1993. Since their introduction, unit sales of lenses marketed for disposable replacement regimens have increased significantly each year and represent the dominant proportion of the Company’s overall unit sales. Over the same period, the overall average selling price for all of the Company’s spherical lenses has declined, but has been somewhat offset by lower unit production costs gained through improved manufacturing and packaging processes and by the introduction of higher priced specialty lenses, such as toric lenses for astigmatism. Annual revenues continue to increase year to year, primarily as a result of the Company’s international sales efforts.

Industry Overview

      Approximately 50 - 70% of the United States population needs some type of vision correction. An estimated 33 million people in the United States and 80 million people worldwide, wear contact lenses to correct their vision. While contact lenses have been available for decades, the advent of soft lenses in 1971 changed the industry substantially and stimulated significant penetration of the eyeglass market as these new soft lenses provided a dramatically higher level of comfort compared to earlier rigid lenses.

      The first soft contact lenses were generally prescribed for replacement every one to two years and required an extensive cleaning routine. However, even with this cleaning program, these lenses often became progressively less comfortable to wear over time as protein deposits accumulated on the surface of the lenses. In response to these and other issues, soft contact lenses marketed for disposable replacement regimens were introduced in 1988. These replacement regimens, which minimized ocular complications stemming from unsanitary contact lenses, spurred a rapid increase in contact lens consumption in the United States. While contact lenses marketed for disposable replacement regimens are often made from the same or similar polymers and can have the same or similar designs as lenses marketed for annual replacement regimens, lenses marketed for disposable replacement regimens are generally produced in substantially higher volumes, sold in larger quantities and packaged in less expensive materials. The Company believes these factors allowed the lenses to be sold at significantly reduced unit prices, making more frequent lens replacement economically feasible for the consumer.

      The increase in unit sales resulting from more frequent lens replacement increased manufacturing economies of scale which, together with increased competition in distribution channels, led to significant reductions in average retail prices per unit. As average retail prices decreased, eye care practitioners were more likely to recommend more frequent replacement of contact lenses; thus, reducing the risks associated with less frequent replacement and improper lens care and further increasing lens consumption.

      Industry data shows that contact lens wearers are also increasingly migrating toward specialty lenses, such as disposable toric lenses, cosmetic lenses, aspheric lenses, multifocals and sports lenses, and toward daily, bi-weekly and monthly disposable wear regimes. The Company believes that the United States market for contact lenses will continue to grow, although at a slower rate than it previously had, as wearers continue to shift towards more frequent lens replacement regimens. In addition, industry data shows that while the United States market for contact lenses is quite mature and has a fairly high level of product penetration, non-U.S. markets are relatively under-penetrated. Specifically, Europe, Japan and the rest of the world, as a category, have product penetration rates below the domestic market level. Due to these lower product penetration levels and the continued conversion to disposable soft contact lenses in non-U.S. markets as high quality and competitively-priced contact lenses become increasingly available in those markets, the Company believes that the non-U.S. markets for contact lenses have substantial growth potential.

      Most contact lenses are purchased, in the United States, from optometrists, either in private practice or in retail chains, or from ophthalmologists in private practice, and internationally, from opticians. Most patients select contact lenses based on the recommendation of their eyecare practitioners and because contact lens prescriptions are generally brand-specific, patients typically continue to purchase the same brand for their prescription refills. The typical eyecare practitioner, in both private practice and retail chain channels, depends heavily on sales of products, such as contact lenses and eyeglasses, as a source of revenue. The Company estimates the typical optometric practice or retail optical chain in the United States realizes approximately two-thirds of its revenue from sales of corrective products, such as contact lenses and eyeglasses, and approximately one-third of its revenue from professional services such as eye examinations. Because the need for vision correction is chronic, repeat sales of contact lenses can provide the practitioner with a recurring, predictable revenue base.

      While the introduction of disposable lens replacement regimens has led to growth in the contact lens market, it has placed additional competitive pressure on practitioners. Traditionally, patients purchased new lenses annually in connection with their eye examinations. Today, however, while the patient may see the practitioner annually to monitor eye health, after the initially fitting of the lenses, the patient may refill the lens prescription three or four or even more times per year through pharmacies or other distribution channels. The prescribing practitioner risks losing the recurring sales represented by prescription refills because nationally advertised lens brands are available through virtually every possible channel of distribution, including mail-order and e-commerce companies and pharmacies.

      The Company believes that practitioners can increase their patient retention as well as provide better ongoing patient-care by providing competitively-priced, high-quality products that are differentiated by brand from those offered by competing distribution channels. As a result, the Company believes there are significant opportunities for manufacturers of contact lenses that can effectively address these needs. Moreover, the Company believes that the increased frequency of lens purchases resulting from the shift to ever shorter disposable replacement regimens can provide significant recurring revenues for manufacturers that are able to produce and distribute large quantities of high-quality lenses on a cost-effective basis.

Strategy

      The Company has designed and implemented a six-prong business strategy aimed at helping eyecare practitioners, and accordingly the Company, succeed in an increasingly competitive market. The principal elements of the Company’s strategy include:

      Produce Superior Performing Products. The Company believes that its contact lenses are more comfortable and easier to handle than those of its major competitors because its advanced dry cast molding process and sophisticated lens designs increase wearers’ comfort and improve shape retention of lenses. In addition, the Company’s lenses are designed and manufactured to provide superior fitting characteristics over its competitors’ lenses. These advantages should enable the Company to successfully market its lenses to eyecare practitioners for both existing, as well as new, contact lens wearers.

      Emphasize Low-Cost, High Volume, Efficient Manufacturing. With the growth of the high-volume disposable market segment, low-cost, high-volume, scaleable manufacturing has become increasingly important. The Company’s dry cast molding technology allows it to manufacture high-quality lenses efficiently. As a result, the Company has been able to reduce its per unit production costs while increasing production volumes and product offerings. The Company continues to implement highly automated production lines in its United Kingdom and Puerto Rico manufacturing facilities. The Company believes that the increased unit volumes resulting from the growing disposable replacement market and this continued investment in automation and capacity will enable it to further reduce per unit production costs and increase production volumes.

      Employ Brand Segmentation by Channel. Unlike its larger competitors, which promote nationally advertised consumer brands across multiple distribution channels, the Company advertises and promotes its lenses marketed for disposable replacement regimens under specific brand names for the private practice channel and other brand names for the retail chain channel. The Company also provides private label brands for its larger customers. The Company believes that branding by distribution channel creates brand differentiation across channels and allows practitioners to differentiate the lenses they sell from those sold through competing channels, increasing eyecare practitioners’ ability to retain their patients’ prescription refill business. As a result, the Company believes its channel-specific branding has become increasingly valuable to eyecare practitioners.

      Minimize Cost-to-Serve. A substantial portion of the Company’s costs are associated with processing orders and selling and marketing its products. The Company strives to lower these non-manufacturing costs, or “cost-to-serve,” in order to increase its profitability and its flexibility to reduce prices. The Company’s primary methods of minimizing cost-to-serve are the continued use of telemarketing, supplemented by an outside direct sales organization in the United States and European markets and targeting advertising at practitioners rather than consumers. The Company believes this strategy lowers the cost of an average sales call, as compared to that of its competitors who rely solely on field sales representatives and costly consumer advertising campaigns. The Company’s outside sales organization, combined with its inside sales personnel, can make more calls per day at a lower annual cost than field sales representatives alone.

      Expand Internationally. The Company believes that the growth rate of many international markets for soft contact lenses will exceed that of the United States market, driven largely by increased availability of low-priced lenses marketed for disposable replacement regimens in developed, but under-penetrated markets such as Europe, Japan and Canada. However, many non-U.S. markets lack the level of demand necessary for local manufacturers to achieve the economies of scale required for low-cost lens production. As part of its international growth strategy, the Company has established strategic distribution and marketing relationships with regional optical companies, such as Seiko Contactlens, Inc. (“Seiko”) in Japan, to capitalize on their existing market presence, customer relationships and local infrastructure. On March 11, 2002, the Company entered into an agreement to acquire certain of Seiko’s assets for approximately $21 million. As part of the acquisition, the Company intends to hire approximately 70 Seiko sales and administrative personnel. The Company currently expects transaction to close during the second quarter of 2002. On February 12, 2001, the Company acquired the contact lens business of Essilor International (Compagnie d’Optique) S.A. (“Essilor”). The Essilor business includes administrative and sales and distribution operations in France, Germany, the Netherlands, Scandinavia, Switzerland, the United Kingdom, and the United States with manufacturing operations in France, the United Kingdom and the United States. The Company believes that the acquisition positions the Company to fully capitalize on some of the fastest growing segments of the contact lens industry. First, the addition of Essilor’s operations greatly expands the Company’s existing presence in Europe, where the Company continues to experience strong demand. The Company now has direct sales channels in both North America and Europe, which together with Japan, comprise the three major geographic markets for soft contact lenses. Second, the demand for toric lenses and disposable bifocals continues to outpace the rest of the market. Essilor’s toric and disposable bifocal lenses, combined with the Company’s new disposable toric lens gives the Company a jump start in the specialty lens markets.

      The Company has also established distribution relationships with other soft contact lens distributors in a number of other countries throughout the world.

      Focus Marketing on Eyecare Practitioners. The Company’s sales and marketing efforts focus on eyecare practitioners, who the Company believes strongly influence the brand of lenses purchased by the patient and are critical to maintaining a patient’s quality of care and safety. The Company advertises and promotes its products solely to practitioners and does not sell its lenses to mail-order or e-commerce companies, pharmacies and other distribution channels that do not provide the eyecare services necessary to confirm lens fit and monitor ocular health. By bar-coding each unit shipped for disposable replacement regimens, the Company can identify diversion of its lenses to non-eyecare practitioner distribution channels. The Company structures its branding and marketing strategies so that the patient will be more likely to refill prescriptions from the practitioner or retail chain from whom the patient received the initial prescription. The Company believes this system assists eyecare practitioners to retain patient reorders and improves practitioners’ ability to monitor their patients’ ongoing ocular health, thereby providing a significant incentive for practitioners to prescribe the Company’s lenses.

Products

      The Company manufactures a broad line of soft contact lenses which it believes provide superior performance over other leading products at competitive prices. Soft contact lens performance is defined primarily by comfort (how the lens feels on the eye), handling (ease of placement and removal), acuity of vision and physiological response. These qualities, in turn, are determined primarily by lens design and the manufacturing process. The Company’s lenses incorporate sophisticated designs, including extremely thin edges, a lenticulated carrier and a low-edge apex, that provide a high level of comfort, enhanced shape retention and ease of handling. The Company’s dry cast molding process further improves handling and comfort by consistently and accurately reproducing these designs. In addition, the Company’s lenses are designed and manufactured to provide fitting characteristics similar to those of its competitors’ lenses. In general, these characteristics enable the practitioner to switch a patient to the Company’s lenses without extensive refitting.

The Company believes that these fitting characteristics, together with its lenses’ performance and price, make it easy for practitioners to prescribe the Company’s lenses to existing, as well as new, contact lens wearers.

      The Company’s contact lenses are made from flexible polymers containing 38%, 52%, 55%, 60%, 70% or 73% water. The Company offers different brands for different replacement regimens, from daily, weekly, monthly, quarterly and annual replacement regimes. A wearer’s replacement regimen is generally based on the recommendation of the patient’s eyecare practitioner, who typically prescribes a lens brand targeted to that regimen and who advises the wearer on the appropriate lens care procedures for that regimen. However, the wearer may actually replace their lenses on a more or less frequent basis. Most of the Company’s lenses contain a light blue bulk-applied visibility tint that enables the wearer to see and handle the lenses more easily, although some of the Company’s more expensive lenses marketed for annual replacement contain a more expensive, individually applied masked tint that improves handling and is less noticeable in the eye. In addition, most of the Company’s lenses marketed in the United States and Europe contain an ultraviolet absorber, which was introduced in the United States in 1999. With different replacement regimens, the Company offers lenses having different design parameters, diameters and base curves to enable practitioners to fit their patients better. The Company’s lenses marketed for disposable and annual replacement regimens are generally packaged in different quantities and priced differently.

      Within different replacement regimens, the Company offers daily-wear lenses that are to be removed, cleaned and disinfected each night, and extended-wear lenses that may be worn continuously, night and day, for up to seven days. In addition, within each replacement regimen, the Company offers lenses with different design parameters, diameters and base curves to enable practitioners to fit their patients better.

Disposable Replacement Regimens

      Lenses marketed for disposable replacement regimens accounted for 94.6% of the Company’s unit volume in 2001.

      Weekly Replacement Regimens. The Company entered the growing weekly disposable segment of the soft contact lens market with a 38% water content lens in September 1993. In the first quarter of 1995 the Company introduced a 55% water content lens to compete directly with one of the market leaders, Acuvue. The 55% water content lens has a design and water content that permit a high level of oxygen transmissibility and provide increased comfort for overnight wear. In mid-1999, Johnson & Johnson introduced the Acuvue 2 lens (which it markets in addition to the Acuvue lens), which has a 20% thicker lens intended to improve handling as compared to the Acuvue lens. The Company’s 55% water content lens now competes with both Acuvue products. The Company’s 55% water content lenses are marketed for replacement every one to two weeks in the United States and monthly in most of the rest of the world. The Company believes that its 55% water lenses marketed for weekly replacement can provide handling and comfort superior to that provided by Acuvue, at a competitive price. The Company believes that its lenses marketed for weekly spherical replacement regimens have demonstrated strong market acceptance, steadily gaining United States market share since their introduction and reaching approximately 18.5% of total unit sales in the weekly disposable market segment in the United States by the fourth quarter of 2001. The Company sells its lenses marketed for spherical weekly disposal to independent practitioners under the Biomedics and certain other private label brands and to retail chains under the UltraFlex 7/14 brand and private label brands. The Company packages its lenses for weekly replacement in boxes, each containing six identical blister-packed lenses. In 2000, the Company introduced the Hydrogenics 60 UV, a new lens marketed for weekly replacement regimens, which is sold only to independent practitioners. The Company anticipates this product will further enhance the Company’s branding strategy by segmenting the distribution channels with dedicated products.

      Monthly Replacement Regimens (Planned Replacement Lenses). The Company’s lenses marketed for monthly replacement regimens are sold under the ProActive, Edge III ProActive, UltraFlex SmartChoice and private label brands. These lenses are marketed for replacement every one to three months. This replacement regimen provides a lower cost alternative to weekly replacement.

      Daily Replacement Regimens. In 1999, the Company introduced a low-priced lens marketed for daily replacement in Japan and Europe. The product is packaged in boxes of 30 or 90 lenses. The Company believes that there may be substantial demand for the convenience of a lens for single-day wear. Certain of the Company’s competitors, including the Vistakon division of Johnson & Johnson (“Johnson & Johnson”), the Ciba Vision division of Novartis (“Ciba”) and Bausch & Lomb, Inc. (“Bausch & Lomb”), have introduced, and certain others plan to introduce, lower-priced lenses marketed for daily replacement in the United States. The Company has experienced a favorable market response during 2001, especially in Japan, for its daily disposable lens. The Company, supported by the development of a new manufacturing process and production facility in the United Kingdom, will continue to focus on expansion in this arena.

Annual Replacement Regimens

      The Company is a leading provider of soft lenses marketed for annual replacement regimens in the United States and Europe. Lenses marketed for annual replacement regimens accounted for 3.7% of the Company’s unit volume in 2001. These lenses must be cleaned nightly, with an additional weekly enzymatic cleaning to reduce protein accumulation. Patients generally wear these lenses until they become dirty or uncomfortable (usually a year for 38% water products and about nine months for 55% water products). The Company markets its lenses for annual replacement regimens primarily under three brand names, Edge III, UltraFlex, Hydron and also under private labels. These product lines include a number of lens designs to allow practitioners to choose the lens that best meets their patients’ needs. Under both the Edge III and UltraFlex brands, the Company offers a low-priced, daily-wear product, a thinner product, a product that is both thinner and larger in diameter and a product that may be utilized as an extended-wear lens. The Company packages its lenses marketed for annual replacement regimens in single-lens vials or blister packs.

Specialty Lenses

      Specialty lenses include RGP, disposable toric, cosmetic, aspheric, multifocal, sports and extended-wear lenses. In the United States, sales of specialty lenses accounted for less than 1.7% of the Company’s unit volume during 2001. Toric lenses correct vision for patients with astigmatism, characterized by an irregularly shaped cornea. Through its acquisition of the contact lens business of Essilor, the Company currently offers lenses marketed for annual and quarterly replacement under the Sunsoft brand name primarily in the United States and Canada and under the Lunelle brand name in other non-U.S. markets. In addition, in 2001 the Company launched a disposable toric lens marketed for weekly replacement in the United States and Canada, and plans to expand that into international markets in 2002.

      Multifocal lenses aid patients with presbyopia, or age-related vision difficulty, in focusing on near objects. The Company offers bifocal lenses under the Echelon and Sunsoft brand names in the United States and under the Lunelle and Rythmic brand names internationally. The Company plans to introduce a multifocal lens marketed for weekly replacement under its Biomedics brand name in 2003.

Sales and Marketing

      The Company markets and sells its products worldwide. In order to maintain a low cost-to-serve, the Company primarily used an inside sales force since its inception located in its South San Francisco and United Kingdom facilities. In 2000, the Company supplemented this sales force with an outside sales force created to target Europe and the top 20 markets in the United States. The inside sales force, which relocated to Phoenix, Arizona in 2000, relies on telemarketing to sell the Company’s products to practitioners, both in independent practice and retail chains. With over 40,000 practitioners in the United States, the Company believes that this market can be reached effectively and frequently through telemarketing, mailings, trade journals and trade shows, at a relatively low cost. The Company believes that this sales strategy combines telemarketing efficiency with the close in-person contact of a field sales representative.

      In recruiting both its inside and outside sales personnel, the Company seeks well-educated candidates who it believes will be capable of both discussing technical information and developing relationships with practitioners. As part of a continuing effort to ensure the motivation, professionalism and effectiveness of its sales representatives, the Company provides each sales representative with substantial training in a program that was developed by the Company and has been used since its inception. This program typically includes two weeks of initial training and at least two hours a week of continuing instruction. This training emphasizes telemarketing sales techniques, the development of personal relationships with customers and the technical aspects of contact lens fitting and design. Each salesperson is assisted by a computer database that maintains each practitioner’s profile, monitors ongoing activities and orders, allows sales personnel to enter information for follow-up calls and highlights dates for return calls.

      The Company also utilizes distributors that resell the Company’s contact lenses primarily to independent practitioners. The Company believes that by using distributors, it increases the availability of its lenses to many practitioners who prefer to utilize a single source for several brands of lenses and manages the costs involved in numerous small orders. In addition, the Company used advertising targeted to practitioners, such as direct-mail and advertisements in professional journals, to generate leads for its inside sales force. The Company also provides customers with merchandising allowances and has developed a variety of promotional programs to offer lenses at significantly reduced prices in order to encourage trial of its products.

      As a matter of policy, the Company does not sell lenses to mail-order and e-commerce companies because it is not consistent with the Company’s strategy of focusing on the practitioner and because such companies do not provide the regular eye examinations necessary to check the fit of the lenses and monitor patients’ overall ocular health. To control the distribution of its lenses marketed for disposable replacement regimens, the Company places serialized bar-codes on each disposable product box and blister pack and routinely monitors product availability at these companies. The Company has a policy of terminating the supply of lenses marketed for disposable replacement regimens to customers who divert products to this distribution channel.

      In the United States, the Company sold its products to approximately 15,000 independent practitioner accounts and approximately 90 retail chains. The Company’s customers in each of the past three years have included the top 20 United States optical retailers. Fifteen of these 20 retailers, as well as key international corporate accounts that have selected the Company’s lenses for their private label. The Company’s ten largest U.S. customers in 2001 represented approximately 30% of the Company’s net sales for the year.

      Product Branding. The Company has developed many different trademarked brands for its lenses marketed for disposable replacement regimens. Certain brands are offered only to independent practitioners. Other brands are offered only to retail chains. In addition, private label brands are offered to certain high-volume customers that wish to develop their own brand recognition and loyalty, and private practitioners (or groups of private practitioners) meeting certain volume criteria can similarly purchase “semi-exclusive” brands that are not widely offered to other practitioners in their local market. The Company believes that this approach differentiates it from its leading competitors, which typically rely heavily on expensive consumer advertising and promotion of national brands to generate brand awareness and demand. With the same nationally advertised and promoted brands of lenses marketed for disposable replacement regimens available through a number of major distribution channels, including mail-order, e-commerce companies and pharmacies, patients can bypass their original eyecare provider when purchasing replacement lenses. By marketing its lenses under different brands, segmented by distribution channel, the Company believes that it can assist eyecare professionals in retaining their patients and improve a patient’s long-term eyecare.

      International Markets. The Company anticipates that many non-U.S. markets for soft contact lenses will grow at faster rates than the United States market, driven largely by the increased availability of low-priced lenses marketed for disposable replacement regimes in developed but under-penetrated markets such as Europe, Japan and the rest of the world. However, many markets outside the United States do not have the volume of demand necessary for local manufacturers to achieve the economies of scale required for low-cost lens production. As a result, the Company’s international strategy includes entering into strategic distribution and marketing relationships with established regional optical companies in addition to some direct representation in select markets such as Latin America, Mexico and Hong Kong. The Company offers these companies lower-cost lenses, afforded by the Company’s volume production efficiencies, and the marketing benefits of a private label brand, and the companies provide the Company with the benefits of their existing market presence, customer relationships and local infrastructure. The Company believes that this strategy permits it to target effectively growing international markets. Note 3 of the Notes to Consolidated Financial Statements discusses in further detail our foreign acquisitions.

      The following summarizes the Company’s international sales operations:

      Europe. The acquisition of the Essilor businesses gave the Company a direct sales channel and greatly expanded presence in Europe. In addition, to expand in this growing market, the Company has developed strategic partnerships with a number of regional and local contact lens distributors. In these relationships, the Company’s contact lenses marketed for disposable replacement regimens are sold under their brand names on a non-exclusive basis throughout Europe. The Company also currently has distribution relationships in Europe and the Middle East serving a number of countries, as well as an inside sales organization based in Southampton, England that uses telemarketing and other sales methods in the United Kingdom that are similar to those used by the Company in the United States.

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

      Latin America. The Company expects unit growth in the disposable replacement lens segment of this emerging market will grow at a much faster pace than in North America or Europe because of the lower level of current user penetration. To expand the Company’s penetration of this growing market, the Company has entered into a number of non-exclusive distribution arrangements in Latin America and hired selected local representatives based in Miami and Mexico City.

      Asia Pacific Region. The Company believes that the growth of unit sales in this market will be driven primarily by sales of contact lenses marketed for disposable replacement regimens, particularly in Japan. The Company has established distribution relationships with a number of soft contact lens distributors in many countries throughout Asia. In 1999, the Company acquired two optical goods distributors in Australia, one of which was the Company’s pre-existing distributor. As previously discussed, on March 11, 2002, the Company entered into an agreement to acquire certain assets of Seiko Contactlens, Inc. in Japan.

Distribution

      The Company believes that its distribution operations provide its customers with cost-effective, rapid and reliable deliveries of its products. Because the Company’s customers place both small orders for individual patients and large inventory stocking orders, the Company’s fulfillment system has been designed with the flexibility to receive, fill and ship orders as small as a single lens and as large as tens of thousands of lenses. Customers may place orders by toll-free telephone call or by facsimile or by the internet. Certain of the Company’s larger customers use the Company’s electronic data interchange (“EDI”) services to place orders and receive order acknowledgments, invoices, inventory status reports and customized pricing information online, improving efficiency and timeliness for both the Company and the customer. If the product is in stock, orders received by 2:00 p.m. local time are generally shipped the same day.

      The Company maintains its primary warehouse and distribution facilities in South San Francisco, California; Southampton, United Kingdom; Ligny-en-Barrios, France; and Markham, Ontario and local distribution in Holland, Austria and Germany. The largest and most sophisticated of these distribution centers is the South San Francisco location, which primarily serves customers in the United States, Asia Pacific and Latin America. Customers in Europe are primarily served from the Southampton, United Kingdom and Ligny-en-Barrios, France facilities, and customers in Canada are primarily served from the Markham, Ontario facility.

      To further reduce its cost-to-serve and improve customer service, the Company has implemented a highly computerized and automated retrieval system at its South San Francisco facility and also partially in its United Kingdom facility. This system incorporates advanced handling processes such as automatic dispensing, automated conveyors and radio frequency dispatch. These processes are integrated by software that, in turn, is integrated into the Company’s order entry system, allowing orders to be downloaded, stocking locations determined and fulfillment instructions delivered automatically.

Manufacturing

      Substantially all of the Company’s products are manufactured in facilities in Juana Diaz, Puerto Rico; Southampton, United Kingdom; Albuquerque, New Mexico; and Ligny-en-Barrios, France. The Company generally produces its lenses using a manufacturing process known as dry cast molding. This process uses a single use, two-part plastic mold that is manufactured by injection-molding machines utilizing high-precision optical tooling that is also made by the Company. A liquid monomer mixture is dispensed into the mold and polymerized to form a finished dry lens. The mold containing the polymerized lens can be inventoried for an extended period under proper conditions. The dry lens, once removed from the mold, is immersed in a fluid bath to extract unreacted monomer and to be hydrated and is then inspected, packaged and sterilized. In general, both the Puerto Rican and United Kingdom plants can hydrate dry lenses manufactured by the other. These capabilities substantially increase the efficiency and flexibility of the Company’s manufacturing operations.

      The Company’s dry cast molding process enables the Company to consistently reproduce the sophisticated designs of its lenses, including the lenticulated carrier and low-edge apex that provide the lenses’ enhanced shape retention and superior handling characteristics. In addition, the dry case molding process allows the Company to reproduce lenses that are designed to provide fitting characteristics similar to those of the Company’s leading competitors’ lenses, regardless of their manufacturing process. The Company also believes that the dry cast molding process provides advantages over certain alternate production methods in yield, throughput efficiency and performance. For example, each dry lens in the Company’s cast molding process emerges from the mold completely finished, eliminating the need for additional polishing. This cast molding process reduces manufacturing steps and facilitates automated handling and inspection. The Company relies on a non-exclusive, perpetual, irrevocable patent license for a significant element of its dry cast molding technology. In addition to dry cast molding, certain of the Company’s competitors utilize wet cast molding, lathing or spin-casting processes.

      The Company believes that dry cast molding is a highly scaleable process, which makes it well-suited to address the high-volume requirements of the growing disposable replacement market. The disposable replacement market, however, is relatively price-sensitive, and lenses marketed for disposable replacement regimens generally have significantly lower selling prices than lenses marketed for annual replacement regimens. The Company believes that its ability to compete effectively in this growing market will depend on its ability to continue to reduce its per unit production costs while increasing manufacturing capacity and maintaining the high quality of its products.

      Many of the Company’s specialty lenses are manufactured using lathing technology. The lathing process allows the Company to manufacture lenses with the high level of customization and accuracy to meet specific patient requirements in the specialty lens market.

      The Company believes that reducing its manufacturing costs will require increased automation to further improve manufacturing efficiencies and yields, improved packaging designs that utilize lower cost materials and larger production volumes to take advantage of economies of scale. While the Company has implemented a number of cost reduction measures, such as blister packaging, hot water extraction, automatic de-molding and in-monomer tinting over the past several years, the most significant improvements are expected to come from the ongoing implementation of additional production lines incorporating a new automated process based on the Company’s current dry cast molding technology. In 2000, the Company completed the construction on a new 122,540 square feet manufacturing facility in Juana Diaz, Puerto Rico and this United States Food and Drug Administration (“FDA”)-approved facility has been producing product since that time. In 2001, a new manufacturing facility has begun production of daily disposable lenses in Southampton, United Kingdom. The Company believes that this new process will reduce the cost per lens below its historical cost while substantially increasing production capacity.

      The Company’s future success will depend in part upon its ability to increase its production volume on a timely basis while maintaining product quality, reducing per unit production costs and complying with the FDA’s quality system (including “good manufacturing practices” or GMP) regulations. The Company cannot assure you that it will not encounter difficulties in expanding and automating its manufacturing facilities and increasing production, including problems involving production yields, quality control, construction delays and shortages of qualified personnel. The Company’s failure to reduce per unit production costs and maintain product quality could have a material adverse effect on the Company’s business, financial condition and results of operations.

Information Systems

      The Company’s information systems are an integral component of its strategy to minimize its cost-to-serve and improve customer service. Many aspects of the Company’s business, including its manufacturing, sales and marketing, distribution and accounting functions have been integrated to facilitate the Company’s future growth.

Research and Development

      The Company’s research and development efforts are focused primarily on the development of automated manufacturing processes to increase the efficiency and capacity of its manufacturing operations. See “— Manufacturing.” In addition, the Company is engaged in development of new soft contact lens products and additional features. Currently, the Company’s product development efforts are focused on the development of a new colored lens to be introduced in 2002. In June 2001, the Company entered into a joint research and development agreement with Asahikasei Aime Co. Ltd., a subsidiary of Asahi Kasei Corporation. The Company will apply its advanced cast molding manufacturing process to a newly developed silicon-based material created by Asahikasei Aime to produce a high performance contact lens. The Company and Asahikasei Aime will share marketing and distribution rights in Asia, while Asahikasei Aime will retain exclusive rights in Japan and the Company will retain exclusive rights worldwide outside of Japan and Asia. Asahikasei Aime Co., Ltd. develops, manufactures and markets a full range of hard and soft contact lenses. During the years ended December 31, 2001, 2000 and 1999, expenditures for research and development (including obtaining regulatory approvals) were approximately $7.0 million, $4.0 million and $2.9 million, respectively. In addition, as a result of the acquisition of the contact lens business of Essilor on February 12, 2001, the Company recorded an acquired in-process research and development expense of $4.2 million.

Trademarks, Trade Secrets and Patent Licenses

      The Company has numerous trademark registrations in the United States, Europe and other foreign countries and believes that its trademarks are among its most valuable assets. The Company’s channel-specific branding strategy depends on the Company’s strategic use of its trademark portfolio, as the trademark for each product brand is generally registered. The Company licenses the Hydron trademarks under a license agreement that prohibits the use of those trademarks outside of the Americas.

      The Company has obtained non-exclusive licenses from third parties to patents for certain contact lens designs and manufacturing technologies used in the production of its products. The Company has obtained a perpetual, fully paid, worldwide, non-exclusive, irrevocable license to certain patents and patent applications covering technology that is significant in the Company’s dry cast molding processes. The Company has filed patent applications for certain aspects of its new automated manufacturing process and its new toric products. The Company has also obtained non-exclusive, fully paid, perpetual, worldwide licenses to use certain technology relating to the tinting of lenses and to manufacture a monomer used to produce certain of its lenses In addition to trademarks and patent licenses, the Company believes it owns certain trade secrets, copyrights, know-how and other intellectual property.

Competition

      The market for soft contact lenses is intensely competitive. It is characterized by a limited number of industry participants, an oligopolistic nature arising from significant concentration of market share amongst the three largest manufacturers, high barriers to entry and decreasing prices for many products. As the number of wearers of soft contact lenses in the United States has not grown significantly in recent years, increased market penetration by the Company will require wearers of competing products to switch to the Company’s products. The Company’s products compete with products offered by a number of larger companies including Johnson & Johnson, CIBA Vision/ Wesley Jessen, Bausch & Lomb and the Cooper Companies. The three largest companies, Johnson & Johnson, CIBA Vision and Bausch & Lomb, account for an estimated 80% of the global market opportunity. Many of the Company’s competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company’s competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. The Company believes that certain of its competitors are expanding, or are planning to expand, their manufacturing capacity, and are implementing new, more-automated manufacturing processes, in order to support anticipated increases in volume. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. The Company’s competitors could also reduce prices to increase sales volumes so as to utilize their capacity, or for other reasons. Price reductions by competitors could make the Company’s products less competitive, and there can be no assurance that the Company would be able to either match the competitor’s pricing plan or reduce its prices in response. The Company’s ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to continue decreasing its costs per lens. Any significant decrease in the Company’s costs per lens will depend, in part, on the Company’s ability to increase its sales volume and production capacity.

      The market for contact lenses has shifted from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens. The weekly disposable replacement market is particularly competitive and price-sensitive and is currently dominated by Johnson & Johnson’s Acuvue product line. The Company believes that the per unit production costs of Johnson & Johnson and certain of the Company’s other competitors are currently lower than those of the Company. The Company’s ability to compete effectively in the disposable lens market will depend in large part upon the Company’s ability to expand its production capacity and reduce its per unit production costs.

      Soft contact lens manufacturers have generally sought to differentiate themselves from their competitors on the basis of product performance, marketing, distribution channels and price. The Company believes that its manufacturing process technology, lens designs and marketing strategies differentiate it from its leading competitors. In addition, since the purchase of contact lenses requires a prescription in the United States, the Company also competes on the basis of, and believes it is distinguishable from its competitors based on, its relationships and reputation with eyecare practitioners. There can be no assurance that the Company will be able to continue to so distinguish its products or that competitors will not adopt technologies, lens designs or marketing strategies that are similar to those used by the Company. Any such action by competitors could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company also encounters competition from manufacturers of eyeglasses and from alternative technologies, such as surgical refractive procedures. If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could substantially reduce the demand for contact lenses by enabling patients to avoid the ongoing cost and inconvenience of contact lenses. Accordingly, there can be no assurance that these procedures, or other alternative technologies that may be developed in the future, will not cause a substantial decline in the number of contact lens wearers and thus have a material adverse effect on the Company’s business, financial condition and results of operations.

Government Regulation

      The U.S. Federal Food, Drug and Cosmetic Act (the “FDC Act”) and the other statutes and regulations of the FDA and other state and foreign agencies govern the preclinical and clinical testing, manufacture, labeling, distribution, sale, marketing, advertising and promotion of the Company’s products. Noncompliance with such statutes and regulations can result in, among other things, fines, injunctions, product recall or product seizures, operating restrictions (including suspension of production and distribution), the FDA’s refusal to grant marketing approval or clearance for a product, the withdrawal of previously granted marketing approvals or clearances, and criminal prosecution. Sales of the Company’s products outside the United States are subject to regulatory requirements that, while generally comparable to those in the United States, vary widely from country to country.

      FDA Regulation. The Company must obtain FDA approval or clearance for marketing our new contact lenses prior to their release. There are two primary means by which the FDA permits a medical device, including contact lenses, to be marketed, either through pre-market approval (“PMA”) or by a 510(k) filing. A PMA is required for any device which is not substantially equal to a device already in the marketplace or for a device that is critical in nature. The request for a PMA must be supported by valid scientific evidence that typically includes extensive data, including data from preclinical testing and human clinical trials to demonstrate the safety and effectiveness of the device. Ordinarily, the FDA requires the performance of at least two independent, statistically significant human clinical trials. Once the FDA accepts a PMA submission for filing, it begins an in-depth review of the PMA. An FDA review of a PMA generally takes from twelve to eighteen months from the date the PMA is accepted for filing, but may take significantly longer if the FDA requests additional information or if the PMA is materially amended. Toward the end of the PMA review process, the FDA generally will inspect the manufacturer’s facilities to ensure that they comply with GMP requirements. If the FDA’s evaluations of both the PMA and the manufacturing facilities are favorable, the FDA will issue either an approval letter (order) or an “approvable letter” containing a number of conditions to be met in order to secure approval of a PMA. Once those conditions have been fulfilled, the FDA will approve the PMA and authorizing commercial marketing of the device for certain indications. The PMA process can be expensive, uncertain and lengthy, and the Company cannot assure you that the FDA will approve any particular product for marketing.

      For certain products, the Company may be required to seek clearance by filing a 510(k) premarket notification with the FDA. To obtain that clearance, the 510(k) premarket notification must establish that the device is “substantially equivalent” to a device that has been legally marketed or was marketed before May 28, 1976. The Company may not place the device into commercial distribution in the United States until the FDA issues a substantial equivalence determination notice. This notice may be issued within 90 days of submission, but usually takes longer. The FDA, however, may determine that the proposed device is not substantially equivalent, or require further information, such as additional test data or clinical data, or require modifications to the product labeling, before it will make a finding of substantial equivalence. In addition, the FDA may inspect the Company’s manufacturing facility before issuing a notice of substantial equivalence and may delay or decline to issue that notice until the facility is found to be in compliance with GMP requirements. The process of obtaining FDA clearance of a 510(k) premarket notification, including testing, preparation and subsequent FDA review, can take a number of years and require the expenditure of substantial resources.

      Modifications to existing 510(k)-cleared devices, including changes in design, material, or manufacturing process that could significantly affect safety or effectiveness, require submission and clearance of new 510(k) notifications, as do significant changes in labeling. Modifications to a device that is the subject of an approved PMA, including to its labeling or manufacturing process, ordinarily require FDA approval of PMA supplements or new PMAs. To supplement a PMA the Company must typically submit information similar to what is required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. FDA approval of supplemental PMAs requires approximately one to two years.

      The FDA classifies medical devices as Class I, II or III, on the basis of the controls the FDA deems necessary to reasonably ensure their safety and effectiveness. The Company’s daily-wear products have been classified as Class II devices and as such are subject to the 510(k) pre-market notification process. The Company’s extended-wear products have been classified as Class III devices and are subject to the PMA requirements. All of the products the Company currently markets have received 510(k) clearance or PMA approval, including the Company’s daily disposable lenses. The Company has made minor modifications to its lenses which it believes do not require the submission and clearance of new 510(k) notifications or the submission and approval of PMA supplements. The Company cannot assure you, however, that the FDA will agree with the Company’s determinations not to submit new 510(k) notifications or PMA supplements for these changes, that the FDA will not require the Company to cease sales and distribution while seeking clearances of 510(k) notifications or approvals of PMA supplements for the changes, or that such clearances and approvals, if required, will be obtained in a timely manner or at all.

      The FDC Act also requires that the Company manufacture its products in accordance with the FDA’s quality system regulations, which include the GMP requirements. These regulations require, among other things, that the Company regulate, control and document its manufacturing process and validate by extensive and detailed testing its ability to produce devices which meet the specifications. The Company is also required to investigate any deficiencies in the manufacturing process or in the products produced, use purchasing controls, keep detailed records and impose pre-production design controls. The FDA can inspect the Company’s manufacturing facilities on a periodic basis to monitor compliance with the quality system regulations. If the Company violates the applicable regulations the FDA can prohibit further manufacturing, distribution and sale of the Company’s products until the violations are cured. The Company believes that its facilities are in compliance with the FDA’s quality system regulations and that the planned automation of its manufacturing facilities will not require clearance or approval.

      International Regulation. Sales of the Company’s products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls such as those described previously. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of the Company’s products, and there can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries.

      Medical devices, including contact lenses, sold or marketed in the European Union (“EU”) are subject to its medical device directive. This directive makes CE mark certification procedures available for medical devices. In general, medical devices may not be sold in EU countries unless they display the CE mark. In order to obtain CE mark certification for its products, the Company must obtain certification that its processes meet certain quality standards and establish that its products are safe and fit for their intended purpose. Although member countries must accept for marketing medical devices bearing a CE marking without imposing further requirements related to product safety and performance, each country may require the use of its own language or labels and instructions for use.

      The Company may have to obtain additional approvals from foreign regulatory authorities in order to sell its products in non-EU countries. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States permit. Other countries, such as Japan, have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in the United States, while approvals in countries such as Japan may require longer periods than in the United States.

      Other Regulation. The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations or that compliance with such laws or regulations will not have a material adverse effect upon the Company’s ability to do business.

Employees

      As of December 31, 2001, the Company had 3,144 full-time employees, including 594 in the United States, 1,111 in the United Kingdom, 1,155 in Puerto Rico, 164 in France, 34 in Canada, 10 in Australia, 6 in Hungary and 70 in various sales and distribution sites throughout Europe. Of the Company’s full-time employees, 235 are engaged in sales and marketing, 2,256 in manufacturing, 191 in distribution, and 462 in various administrative functions. The Company also utilizes a number of part-time employees in its manufacturing and distribution operations to supplement its full-time workforce. The Company’s manufacturing site in Ligny-en-Barrios, France is represented by a labor union and is the subject of a collective bargaining agreement with respect to their employment by the Company. The Company has never experienced a work stoppage and believes that its employee relations are good.

RISK FACTORS

      This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed or implied in such forward-looking statements due to such risks and uncertainties. Factors that may cause such a difference include, but are not limited to, those discussed below, in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K.

      Intense Competition. The market for soft contact lenses is intensely competitive and is characterized by lower prices for many products. As the number of wearers of soft contact lenses in the United States has not grown significantly in recent years, increased United States market penetration by the Company will require wearers of competing products to switch to the Company’s products. The Company’s products compete with similar products offered by a number of larger companies including Johnson & Johnson, Ciba/ Wesley Jessen, Bausch & Lomb, and Cooper. Many of the Company’s competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than the Company. Among other things, these advantages may afford the Company’s competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. The Company believes that certain of its competitors are expanding, or are planning to expand their manufacturing capacity, and are implementing automated manufacturing processes, in order to support anticipated increases in volume. Because many of the costs incurred in producing contact lenses are relatively fixed, a manufacturer that can increase its volume can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. The Company’s competitors could also reduce prices to increase sales volumes so as to utilize their production capacity, or for other reasons. Price reductions by competitors could make the Company’s products less competitive, and there can be no assurance that the Company would be able to either match the competitor’s pricing plan or reduce its prices in response. The Company’s ability to respond to competitive pressures by decreasing its prices without adversely affecting its gross margins and operating results will depend on its ability to decrease its costs per lens. Any significant decrease in the Company’s costs per lens will depend, in part, on the Company’s ability to increase its sales volume and production capacity. There can be no assurance that the Company will be able to continue to increase its sales volume or reduce its per unit production costs. The failure of the Company to respond to competitive pressures and particularly price competition, in a timely manner could have a material adverse effect on the Company’s business, financial condition and results. See “— Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations.”

      The market for contact lenses is shifting from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens. The weekly disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue product produced by Johnson & Johnson. The Company has introduced a lens marketed for daily disposal in Japan and Europe and is currently testing the introduction of such a lens in the United States. The Company’s ability to enter and to compete effectively in the daily market will depend in large part upon the Company’s ability to expand its production capacity and reduce its per unit production costs.

      The Company believes that its manufacturing process technology, lens designs and marketing strategies differentiate the Company from its leading competitors. However, there can be no assurance that competitors will not adopt technologies, lens designs or marketing strategies that are similar or better then those used by the Company. Any such action by competitors could have a material adverse effect on the Company’s business, results of operations and financial condition.

      The Company also encounters competition from manufacturers of eyeglasses and from alternative technologies, such as surgical refractive procedures (including new refractive laser procedures such as PRK, or photo refractive keratectomy, and LASIK, or laser in situ keratomileusis). If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could substantially reduce the demand for contact lenses by enabling patients to avoid the ongoing cost and inconvenience of contact lenses. Accordingly, there can be no assurance that these procedures, or other alternative technologies that may be developed in the future, will not cause a substantial decline in the number of contact lens wearers and thus have a material adverse effect on the Company’s business, financial condition and results of operations.

      Manufacturing Capacity Constraints; Risks Associated with Expansion and Automation of Manufacturing Operations. The Company’s success will depend upon its ability to increase its production volume on a timely basis while maintaining product quality and lowering per unit production costs. Manufacturers often encounter difficulties in increasing production volumes, including problems involving delays, quality control and shortages of qualified personnel. The Company is currently operating close to, or in certain cases at, capacity, and while incremental increases in capacity are implemented by the Company in the ordinary course, the Company expects to need more significant increases in capacity in the foreseeable future.

      To this end, the Company continues to add new, highly-automated production technology at its facilities in the United Kingdom and Puerto Rico to increase its manufacturing capacity and reduce its per unit manufacturing costs. However, there can be no assurance that the Company will be able to implement this automated technology on a timely basis or that the automated technology will operate as efficiently as expected. The Company has encountered delays in implementing the initial phases of this automated technology and there can be no assurance that it will not encounter significant delays and difficulties in the future as the Company intends to add additional lines. For example, suppliers could miss their equipment delivery schedules, new production lines and facility could improve less rapidly than expected, if at all, or the equipment or processes could require longer design time than anticipated, or redesigning after installation. In 2000, delays in implementing the initial phases of the automated lines had caused the Company difficulties in meeting customer demand in certain of its products. The new production technology may involve processes and equipment with which the Company and its personnel are not fully experienced. Difficulties experienced by the Company in automating its manufacturing process could impair the Company’s ability to reduce its per unit production costs and to compete in the weekly and daily disposable replacement market and, accordingly, could have a material adverse effect on the Company’s business, financial condition and results of operations.

      The Company currently projects through the end of 2002, that it will invest approximately $40 million in capital expenditures on automated production lines and other items in the United Kingdom and Puerto Rico and on other items elsewhere. The Company intends to finance these capital expenditures with net cash provided by operating activities, existing cash balances and borrowings under its credit facilities.

      Risk of Trade Practice Litigation; Changes in Trade Practices. The contact lens industry has been the subject of a number of class action and government lawsuits and government investigations in recent years. In December 1996, over twenty states sued three of the Company’s largest competitors, as well as certain eyecare practitioners and trade organizations. The lawsuit alleges among other things, a conspiracy among such persons to violate antitrust laws by refusing to sell contact lenses to mail order and other non-practitioner contact lens providers, so as to reduce competition in the contact lens industry. A similar lawsuit was filed by the State of Florida in 1994 and several similar class action lawsuits were also filed in 1994. The defendants have agreed to settle the lawsuits as to themselves by agreeing to sell contact lenses to mail-order and other alternative distribution channels, and by making substantial cash and product rebates and coupons available to consumers.

      In an unrelated matter, one of the Company’s largest competitors was sued in a national class action lawsuit brought in the Federal District Court in the Northern District of Alabama in 1994 (the “Alabama Lawsuit”). This suit alleged that the defendant engaged in fraudulent and deceptive practices in the marketing and sale of contact lenses by selling identical contact lenses, under different brand names and for different replacement regimens, at different prices. The defendant subsequently modified certain of its marketing practices and ultimately settled the lawsuit in August 1996 by making substantial cash and product payments available to consumers. In August 1997, such competitor also settled an investigation by 17 states into similar matters by agreeing to certain restrictions on its future contact lens marketing practices and making certain payments to each of the states. In October 1996, a class action lawsuit was brought against another of the Company’s largest competitors in the Superior Court of New Jersey-Camden (the “New Jersey Lawsuit”). This suit alleges that the defendant engaged in fraudulent and deceptive practices in the marketing and sale of contact lenses by selling interchangeable contact lenses, under different brand names and for different replacement regimens, at different prices. The suit was certified as a national class action in December 1997.

      Although the Company has not been named in any of the foregoing lawsuits, the Company from time to time receives claims or threats similar to those brought against its competitors, and in one circumstance a suit was filed against the Company making allegations similar to those made in the Alabama and New Jersey Lawsuits, which suit was dismissed without prejudice for non-substantive reasons. There can be no assurance that the Company will not face similar actions relating to its marketing and pricing practices or other claims or lawsuits in the future. The defense of any such action, lawsuit or claim could result in substantial expense to the Company and significant diversion of attention and effort by the Company’s management personnel. There can be no assurance that any such lawsuit would be settled or decided in a manner favorable to the Company, and a settlement or adverse decision in any such action, lawsuit or claim could have a material adverse effect on the Company’s business, financial condition and results of operations.

      In addition to the foregoing lawsuits, there is substantial federal and state governmental regulation related to the prescribing of contact lenses. These regulations relate to who is permitted to prescribe and fit contact lenses, the prescriber’s obligation to provide prescriptions to its patients, the length of time a prescription is valid, the ability or obligation of prescribers to prescribe lenses by brand rather than by generic equivalent or specification, and other matters. Although these regulations primarily affect contact lens prescribers, and not manufacturers or distributors of lenses such as the Company, changes in these regulations, or their interpretation or enforcement, could adversely affect the effectiveness of the Company’s marketing strategy to eyecare practitioners, most notably the effectiveness of the Company’s channel-specific and private label branding strategies. Additionally, given the Company’s strategic emphasis on focusing its marketing efforts on eyecare practitioners, the Company may be more vulnerable than its competitors to changes in current trade practices. Finally, although cost controls or other requirements imposed by third party health-care payors such as insurers and health maintenance organizations have not historically had a significant effect on contact lens prices or distribution practices, this could change in the future, and could adversely affect the Company’s business, financial condition and results of operations. Adverse regulatory or other decisions affecting eyecare practitioners, or material changes in the selling and prescribing practices for contact lenses, could have a material adverse effect on the Company’s business, financial condition and results of operations.

      Fluctuations in Operating Results; Decreasing Average Sales Prices. The Company’s quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors. The Company’s quarterly results can be affected significantly by pricing changes by the Company or its competitors, the Company’s ability to increase manufacturing capacity efficiently and to reduce per unit manufacturing costs, the time and costs involved in expanding existing distribution channels and establishing new distribution channels, discretionary marketing and promotional expenditures such as cooperative merchandising allowances paid to the Company’s customers, timing of the introduction of new products by the Company or its competitors, inventory shortages, timing of regulatory approvals and other factors. The Company’s customers generally do not have long-term commitments to purchase products and products are generally shipped as orders are received. Consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which may be difficult to forecast. A significant portion of the Company’s operating expenses is relatively fixed, and planned expenditures are based on sales forecasts. If sales levels fall below expectations, operating results could be materially adversely affected. In particular, the affect on net income may be proportionately greater than net sales because only a portion of the Company’s expenses varies with net sales in the short term. In response to competition, the Company may reduce prices, increase cooperative merchandising allowances or otherwise increase marketing expenditures. Such responses may adversely affect the Company’s business, financial condition and results of operations. Due to the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter the Company’s net sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company’s Common Stock would likely be materially adversely affected.

      The Company expects that the overall average selling price that it realizes across its products will decline over time because of (i) shifts in the Company’s product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens, and (ii) increases in products sold internationally through distributors at prices lower than direct sales prices.

      The Company does not expect there will be significant growth in its sales of lenses marketed for annual or monthly replacement. Accordingly, the Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve or maintain, its gross margins. The failure of the Company to accomplish some or all of the foregoing and in a timely manner could have a material adverse effect on the Company’s business, financial condition and result of operations.

      Risks Relating to International Operations; Need to Increase Sales in International Markets. In 2001, 2000 and 1999, the Company’s international sales represented approximately 42%, 31% and 27%, respectively, of the Company’s net sales. In addition, a significant portion of the Company’s products are manufactured in the United Kingdom. As a result, the Company’s business is subject to the risks generally associated with doing business abroad, such as foreign consumer preferences, changes in currency exchange rates, increase government regulations, longer accounts receivable payment cycles, and foreign tax laws or tariffs. These factors, among others, could materially adversely affect the Company’s ability to sell its products in international markets. The regulation of medical devices in a number of jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company’s business, financial condition and results of operations.

      A portion of the Company’s sales and expenditures are collected or paid in currencies other than the United States dollar. Therefore, the Company’s operating results are affected by fluctuations in foreign currency exchange rates. The Company does not hedge its currency risk, and accordingly there can be no assurance that in the future exchange rate movements will not have a material adverse effect on the Company’s sales, gross profit, operating expenses or foreign currency exchange gains and losses.

      The Company’s continued growth is dependent on the expansion of international sales of its products. This expansion will involve operations in markets with which the Company is not experienced and there can be no assurance that the Company will be successful in capturing a significant portion of these markets for contact lenses. In addition, the Company will not be able to market and sell its products in certain international markets until it obtains the applicable regulatory approval. The failure of the Company to increase its international sales substantially could have a material adverse effect on the Company’s business, financial condition and results of operations.

      Uncertain Ability to Manage Growth; Risks Associated with Implementation of New Management Information. The Company has experienced rapid growth in recent years. Continued rapid growth may place significant strain on management, operational infrastructure, working capital and financial and management control systems. Growth in the Company’s business has required, and is expected to continue to require, significant personnel management and other infrastructure resources. The Company’s ability to manage any future growth effectively will require it to attract, train, motivate and manage new employees successfully, to integrate new employees into its overall operations and to continue to improve its operational, financial and management information systems.

      Risk of New Products and Technological Change. The Company has not historically allocated substantial resources to new product development, but rather has leveraged or licensed the technology developments of others. Recently the Company has begun to invest more in new product development. However, generally the Company’s expenditures in this area are significantly below those of its competitors. There can be no assurance that the Company’s investments in new product development will be successful. There also can be no assurance that the Company’s competitors do not have or will not develop new products and technologies that could render the Company’s products less competitive or obsolete. There can be no assurance that the Company will be able to develop its own technology or utilize technology developed by third parties in order to compete in these product areas. Any failure by the Company to stay current with its competitors with regard to new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on the Company’s business, financial condition and results of operations.

      Risks Associated with Interruption of Manufacturing Operations. The Company manufactures substantially all of the products it sells. As a result, any prolonged disruption in the operations of the Company’s various manufacturing facilities, whether due to technical or labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on the Company’s business, financial condition and results of operations. In this regard, one of the Company’s principal manufacturing facilities is located in Puerto Rico and is thus exposed to the risks of damage from windstorms and floods. If this facility were to be out of production for an extended period, the Company’s business, financial condition and results of operation would be materially adversely affected. See “— Manufacturing.”

      Risks of Regulatory Action. The Company’s products and manufacturing facilities are subject to stringent regulation by the FDA and by various governmental agencies for the states and localities in which the Company’s products are manufactured and/or sold, as well as by governmental agencies in certain foreign countries in which the Company’s products are manufactured and/or sold. Pursuant to the FDC Act and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution, sale, marketing, advertising and promotion of medical devices such as contact lenses. The process of obtaining FDA and other required regulatory clearances or approvals can be lengthy, expensive and uncertain. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions or withdrawals of regulatory clearances or approvals, product recalls, operating restrictions (including suspension of production, distribution, sales and marketing), product seizures and criminal prosecution of a company and its officers and employees. In addition, governmental regulations may be established that could prevent or delay regulatory clearances or approval of the Company’s products. Delays in receiving necessary United States or foreign regulatory clearances or approvals, failure to receive clearances or approvals, or the loss of previously received clearances or approvals could have a material adverse effect on the Company’s business, financial condition and results of operations.

      In general, the FDC Act requires that a new medical device be cleared by the FDA prior to introducing such product to the United States market through the submission of a 510(k) notification; exempted from the requirement of such clearance; or approved by the FDA prior to introducing such product to the market through the submission of a PMA. The process of obtaining clearance of a 510(k) notification typically takes five to twelve months without clinical data, or twelve to eighteen months or more if clinical data are required to be included in the notification, but it may take longer, and 510(k) clearance may never be obtained. Approval through the PMA process, which likewise may never be obtained, generally takes at least eighteen to twenty-four months and can take substantially longer, is more expensive and requires the submission of extensive preclinical and clinical data and manufacturing information, among other things. The soft contact lenses currently marketed by the Company have received FDA clearance through the 510(k) process or approval through the PMA process. In addition, the Company has made modifications to its products that the Company believes do not require the submission of new 510(k) notifications or PMA supplements. There can be no assurance, however, that the FDA will agree with any of the Company’s determinations not to submit new 510(k) notifications or PMA supplements for these changes, that the FDA will not require the Company to cease sales and distribution while seeking clearances of 510(k) notifications and approvals of PMA supplements for the changes, or that such clearances and approvals, if required, will be obtained in a timely manner or at all. In addition, there can be no assurance that any future products developed by the Company or any modifications to current products will not require additional clearances or approvals from the FDA, or that such approvals, if necessary, will be obtained in a timely manner or at all.

      The Company’s manufacturing facilities are subject to periodic GMP and other inspections by the FDA. Any actions required by the FDA as a result of any recent or future inspections could involve significant costs or disruption to the Company’s operations, which could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, noncompliance with quality system (including GMP) requirements could result in the cessation or reduction of the Company’s production volume, which would have a material adverse effect on the Company’s business, financial condition and results of operations.

      Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States permit. Other countries have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in the United States, while approvals in countries such as Japan may require longer periods than in the United States. These differences may also affect the efficiency and timeliness of international market introduction of the Company’s products, and there can be no assurance that the Company will be able to obtain regulatory approvals or clearances for its products in foreign countries in a timely manner or at all. See “— Government Regulation.”

      Dependence on Key Personnel. The Company is dependent upon certain key management and technical personnel. The Company’s future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in retaining or hiring qualified personnel. The loss of any of the Company’s senior management or other key research, clinical, regulatory, or sales and marketing personnel, particularly to competitors, could have a material adverse effect on the Company’s business, financial condition and results of operations. See “— Employees.”

      Influence by Existing Stockholders. Directors, officers and principal stockholders of the Company, in the aggregate, beneficially own approximately 27.8% of the Company’s outstanding Common Stock. As a result, these stockholders, acting together, possess significant voting influence over the election of the Company’s Board of Directors and the approval of significant corporate transactions, among other matters. Such influence could have the effect of delaying, deferring or preventing a change in control of the Company. See “Item 12 — Security Ownership of Certain Beneficial Owners and Management.”

      Certain Anti-Takeover Provisions. The Company’s Board of Directors has the authority to issue up to 4,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible financing or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no current plans to issue shares of Preferred Stock. The Company’s Bylaws and indemnity agreements provide that the Company will indemnify officers and directors against losses they may incur in legal proceedings resulting from their service to the Company. Further, the Company’s charter documents contain a provision eliminating the ability of the Company’s stockholders to take action by written consent. This provision is designed to reduce the vulnerability of the Company to an unsolicited acquisition proposal and to render the use of stockholder written consents unavailable as a tactic in a proxy fight. However, such provision could have the effect of discouraging others from making tender offers for the Company’s shares, thereby inhibiting increases in the market price of the Company’s shares that could result from actual or rumored takeover attempts. Such provision also may have the effect of preventing changes in the management of the Company. In addition, Section 203 of the Delaware General Corporation Law, to which the Company is subject, restricts certain business combinations with any “interested stockholder” as defined by such statute. This statute may delay, defer or prevent a change in control of the Company.

      Volatility of Stock Price. The market price of Company’s Common Stock is, and is likely to continue to be, volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company’s operating results or those of its competitors, competitive factors, trade practice litigation, new products offered by the Company or its competitors, developments with respect to patents or proprietary rights, conditions and trends in its industry and other related industries, regulatory actions, adoption of new accounting standards, changes in financial estimates by securities analysts, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that may adversely affect the market price of the Company’s Common Stock. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management’s attention and resources. See “Item 5 — Market of Registrant’s Common Equity and Related Stock Holder Matters.”

      Risks of Inability to Effectively Protect Intellectual Property. The Company is highly dependent upon its intellectual property. The Company believes that its trademarks are among its most valuable assets and has numerous trademark registrations in the United States, Europe and other foreign countries. While the Company believes that there are currently no pending challenges to the use or registration of any of the Company’s material trademarks, it cannot assure you, however, that the Company’s trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its trademarks, any of which could have a material adverse effect on the Company and its business.

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

      In addition, the Company has filed patent applications on certain aspects of its new automated manufacturing process and new toric and color products. The Company cannot assure you that it will be successful in obtaining additional necessary patent and license rights, that the patents it has obtained, or any patents it may obtain as a result of pending patent applications, will provide any competitive advantages for its products, that those patents will not be successfully challenged, invalidated or circumvented in the future or that competitors have not already applied for or obtained or will not seek to apply for and obtain, patents that will prevent, limit or interfere with the Company’s ability to make, use and sell its products. Patent applications are maintained in secrecy for a period after filing and the Company may not be aware of all of the patents and patent applications potentially adverse to its interests.

      In addition to trademarks and patent licenses, the Company owns certain trade secrets, copyrights, know-how and other intellectual property. The Company seeks to protect these assets, in part, by entering into confidentiality agreements with certain of its business partners, consultants and vendors. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any such breach or that the Company’s trade secrets and other intellectual property will not otherwise become known or be independently developed by others and thereby become unprotected. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company’s proprietary technology or that the Company can meaningfully protect its rights in un-patented proprietary technology.

      The defense and prosecution of intellectual property suits and related administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce the Company’s intellectual property rights, to protect its trade secret or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. There can be no assurance that the prosecution and defense of the Company’s intellectual property will be successful or that the Company will be able to secure adequate intellectual property protections in the future. If the outcome of any such litigation or interference proceedings is adverse to the Company, it could subject the Company to significant liabilities to third parties or require the Company to license disputed rights from third parties or cease using such technology, which would have a material adverse effect on the Company’s business, financial condition, results of operations and future growth prospects. The protection of intellectual property in certain foreign countries is particularly uncertain. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, and such events would have a material adverse effect on the Company’s business, financial condition and results of operations.

      Dependence on Key Suppliers. The Company depends on several key suppliers for some of its product components. If the supply of materials from a key supplier were interrupted, replacement or alternative sources might not be readily obtainable due to the regulatory requirements applicable to the Company’s manufacturing operations. In addition, a new or supplemental filing with applicable regulatory authorities may require clearance prior to the Company marketing a product containing new material. This clearance process may take a substantial period of time and prove costly, and the Company cannot assure you that it would be able to obtain the necessary regulatory approval for the new material to be used in its products on a timely basis, if at all. The supply disruptions could materially adversely affect the Company’s business, financial condition, results of operations and future growth prospects.

      Risks Associated with Revenues Concentrated in the Health Care Industry and Exposure to Regulatory and Economic Changes in that Industry. The Company’s products are sold to practitioners in the health care industry. As a result, the Company’s ability to collect accounts receivable from eyecare practitioners may be compromised by regulatory or economic changes in the health care industry. The inability of the Company to collect accounts receivable would have a material adverse effect on its revenues, the Company’s business, financial condition and results of operations.

      Risks Associated with Government Regulation of the Health Care Industry. The Company’s success depends to a significant extent upon the success of its customers in the retail optical industry. These customers are subject to a variety of federal, state and local laws, regulations and ordinances, including those regarding advertising, location and design of stores, products sold and qualifications and practices of the industry. The state and local legal requirements vary widely among jurisdictions and are subject to frequent change. Furthermore, numerous health-care related legislative proposals have been made in recent years in the United States Congress and in various state legislatures. The potential impact of these proposals with respect to the business of the Company’s customers is uncertain, and there is no assurance that the proposals, if adopted, would not have a material adverse impact on the Company.

      There is substantial United States federal and state governmental regulation related to the prescribing of contact lenses. These regulations relate to who is permitted to prescribe and fit contact lenses, the prescriber’s obligation to provide prescriptions to its patients, the length of time a prescription is valid, the ability or obligation of prescribers to prescribe lenses by brand rather than by generic equivalent or specification, and other matters. Although these regulations primarily affect contact lens prescribers, and not manufacturers or distributors of lenses such as the Company, changes in these regulations, or their interpretation or enforcement, could adversely affect the effectiveness of the Company’s marketing strategy to eyecare practitioners, most notably the effectiveness of the Company’s channel-specific and private label branding strategies. Additionally, given the Company’s strategic emphasis on focusing its marketing efforts on eyecare practitioners rather than consumers, the Company may be more vulnerable than its competitors to changes in current trade practices. Adverse regulatory or other decisions affecting eyecare practitioners, or material changes in the selling and prescribing practices for contact lenses, could have a material adverse affect on the Company’s business, operating results and financial condition.

      Risks of Product Liability and Insufficient Product Liability Insurance. The Company has in the past been, and continues to be, subject to product liability claims and lawsuits. Because contact lenses are medical devices, the Company faces an inherent risk of exposure to product liability claims in the event that the use of its products results in personal injury. The Company also faces the possibility that defects in the design or manufacture of its products might necessitate a product recall. From time to time, the Company has received, and may continue to receive, complaints of significant patient discomfort, including corneal scarring and complications, while using the Company’s contact lenses. In certain cases, the reasons for the problems have never been established. In addition, on two occasions, in 1995 and 1997, the Company has recalled limited volumes of certain of its product because certain labels on the vial or blister did not match the enclosed lens. Also in 1999, the Company recalled a substantial volume of certain of its products because of an incorrect sterility seal on the product blister. Although the Company has not experienced material losses to date due to product liability claims or product recalls, there can be no assurance that the Company will not experience such losses in the future. A successful product liability claim brought against the Company in excess of its insurance coverage, if any, may require the Company to pay substantial amounts. This could adversely affect the Company’s results of operations and its need for and the timing of additional financing. In addition, although the Company believes it currently maintains sufficient product liability insurance coverage, if the Company is unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, it may be unable to market its products.

      Declines in General Economic Conditions. Consumer spending patterns, including the consumption of contact lenses, are affected by, among other things, prevailing economic conditions, wage rates, inflation, new housing starts, consumer confidence and consumer perception of economic conditions. Weak economic conditions may cause a decline in the number of people fitted for contact lenses, cause consumers to increase the length of time between doctor visits and to replace their contact lenses less frequently, slow the migration of consumers to contact lenses from other types of vision correction and slow the migration of consumers to disposable replacement regimes. General economic, political and market conditions, such as recessions may adversely affect the Company’s business results and the market price of our common stock.

      Future Acquisitions. The Company has completed in the past, and intends in the future to pursue, acquisitions of businesses that would help the Company achieve its strategic goals. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, which could have a material adverse effect upon our business, financial condition and results of operations. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. The Company cannot assure you that it will be able to successfully assimilate the businesses that it has acquired, including those acquired from Essilor, and that, in the event that any acquisition were to occur in the future, its business, financial condition and results of operations would not be materially adversely affected.

Item 2.     Properties

      The Company’s principal administrative offices are located at its Corporate Headquarters in Concord, California. On February 12, 2001, the Company acquired the sales, distribution and manufacturing sites from Essilor International (Compagnie Generale d’Optique) S.A. The Company acquired manufacturing sites in France, the United Kingdom and in Albuquerque, New Mexico, sales and distribution locations in France, Germany, Denmark, Netherlands, and Switzerland. The Company’s principle packaging and distribution facility for the United States is located in South San Francisco, California. In 2000, the Company moved its telemarketing sales force to Phoenix, Arizona and its customer service center to Albuquerque, New Mexico from South San Francisco. The Company’s principal manufacturing facilities are located near Southampton, United Kingdom, and in Juana Diaz, Puerto Rico. The Company also maintains sales offices in Canada, Australia, Hungary and the United Kingdom.

      The following table describes the Company’s principal facilities as of December 31, 2001:

		Approximate	Owned/
Location	Function	Square Feet	Leased

South San Francisco, California(1)	Distribution	113,454	Leased
Concord, California(2)	Corporate Headquarters	19,828	Leased
Eastleigh, United Kingdom(3)	Manufacturing	66,000	Leased
Eastleigh, United Kingdom(4)	Warehouse	10,000	Leased
Eastleigh, United Kingdom(5)	Pilot Facility	20,989	Leased
Romsey, United Kingdom(6)	Sales/Distribution	34,160	Leased
Nursling, United Kingdom(7)	Warehouse	4,400	Leased
Eastleigh, United Kingdom(8)	Manufacturing	20,989	Leased
Eastleigh, United Kingdom(9)	Manufacturing	40,000	Leased
Fareham, United Kingdom(10)	Manufacturing	27,384	Leased
Portchester, United Kingdom(11)	Distribution	10,000	Leased
Ligny-en-Barrios, France(12)	Manufacturing	20,000	Leased
Albuquerque, New Mexico(13)	Manufacturing/Distribution Warehouse	50,674	Leased
Phoenix, Arizona(14)	Sales	4,550	Leased
Juana Diaz, Puerto Rico(15)	Manufacturing	122,540	Leased
Markham, Ontario(16)	Sales/Marketing/Distribution Warehouse	14,005	Leased
Melbourne, Australia(17)	Sales/Distribution	1,531	Leased
Budapest, Hungary(18)	Sales/Distribution	775	Leased
Creteil, France(19)	Sales/Distribution	20,000	Leased
Geneve, Switzerland(20)	Sales/Distribution	7,000	Leased
Eppertshausen, Germany(21)	Sales/Distribution	14,000	Leased
S’-Hertogenbosch, Netherlands(22)	Sales/Distribution	8,000	Leased
Abyhol, Denmark(23)	Sales/Distribution	3,000	Leased

(1)	The lease for this facility expires on December 31, 2005.

(2)	The lease for this facility expires on January 28, 2008, and the Company has an option to extend the lease until 2013.

(3)	The lease for this facility expires on December 23, 2010.

(4)	The Company occupies this facility under a three-month rolling lease.

(5)	The lease for this facility expires on December 23, 2010.

(6)	Represents two separate buildings. The Company leases one building under a lease that expires August 18, 2007. The second building’s lease expires on December 31, 2012.

(7)	The lease for this facility expires on March 21, 2011.

(8)	The lease for this facility expires on December 23, 2010.

(9)	The lease for this facility expires on November 27, 2015.

(10)	The lease for this facility expires on March 24, 2013.

(11)	Represents two separate buildings. The Company leases one building under a lease that expires July 8, 2011. The second building’s lease expires on July 16, 2011.

(12)	The Company’s lease for this facility expires on July 31, 2010.

(13)	Represents three separate buildings whose leases all expire on December 31, 2003.

(14)	The Company’s lease for this facility expires on March 31, 2003.

(15)	Under an agreement effective June 1998, Ocular Sciences Puerto Rico managed on Puerto Rico Industrial Development Company’s (“PRIDCO”) behalf the construction of a new manufacturing facility. The new facility was leased by Ocular Sciences Puerto Rico. The lease commenced on March 1, 2000, the first day of the month following the completion, inspection and acceptance of the constructed building, for a period of ten years. The Company’s lease for this facility expires on February 1, 2011. This transaction will be accounted for as a financed purchase of the building (see Note 10 of Notes to Consolidated Financial Statements).

(16)	The Company’s lease for this facility expires September 30, 2010.

(17)	The Company’s lease for this facility expires October 16, 2002.

(18)	Represents two offices. One office is leased under a lease that expires on January 6, 2002, and the other office is leased under a month-to-month lease.

(19)	The Company’s lease for this facility expires on July 30, 2004.

(20)	The Company’s lease for this facility expires on December 31, 2005.

(21)	The Company’s lease for this facility expires on March 31, 2004.

(22)	The Company’s lease for this facility expires on June 30, 2003.

(23)	The Company’s lease for this facility expires on March 31, 2002.

Item 3.     Legal Proceedings

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stock Holder Matters

Price Range of Common Stock

      The Common Stock of the Company began trading publicly on the Nasdaq National Market on August 5, 1997 under the symbol “OCLR.” Prior to that date, there was no public market for the Common Stock. The following table sets forth for the periods indicated the high and low sale prices of the Company’s Common Stock on the Nasdaq National Market.

	High	Low

Year Ended December 31, 2001:
Fourth Quarter	$28.6000	$20.3400
Third Quarter	$25.0500	$19.3000
Second Quarter	$26.2100	$16.6500
First Quarter	$17.8125	$12.0000
Year Ended December 31, 2000:
Fourth Quarter	$13.2500	$11.6250
Third Quarter	$12.9375	$10.5000
Second Quarter	$17.2500	$11.7500
First Quarter	$21.5625	$13.8750
Year Ended December 31, 1999:
Fourth Quarter	$20.6250	$15.2500
Third Quarter	$20.0625	$16.4375
Second Quarter	$34.8750	$14.7500
First Quarter	$28.6875	$20.0000

      As of March 1, 2002, there were approximately 146 holders of record of the Company’s Common Stock although the Company believes that there are a larger number of beneficial owners.

Dividend Policy

      The Company has never declared or paid any cash dividends on its Common Stock, and the payment of cash dividends on its Common Stock is prohibited under the Company’s Amended and Restated Credit Agreement with Comerica Bank — California (the “Comerica Credit Agreement”). The Company currently expects to retain all future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

Item 6.     Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected data presented below under the captions “Consolidated Statement of Income” and “Consolidated Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2001 are derived from the consolidated financial statements of the Company.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	($U.S. in thousands, except per share data)
Consolidated Statement of Income Data:
Net sales	$253,855	$177,753	$176,654	$152,426	$119,139
Cost of sales	97,812	72,932	63,375	48,307	41,066

Gross profit	156,043	104,821	113,279	104,119	78,073
Selling and marketing expenses	70,203	46,947	44,947	40,963	27,673
General and administrative expenses	37,438	21,027	19,681	19,117	18,085
Research and development expenses	6,977	4,039	2,908	2,234	2,385
Acquired in-process research & development	4,150	—	—	—	—
Write off of impaired manufacturing equipment	25,597	—	—	—	—

Income from operations	11,678	32,808	45,743	41,805	29,930
Interest expense	(443)	(596)	(279)	(308)	(1,387)
Interest income	859	3,403	2,390	2,870	939
Other income (expense), net	(331)	20,477	(73)	(1,134)	(6)

Income before taxes	11,763	56,092	47,781	43,233	29,476
Income taxes	(5,240)	(17,151)	(11,348)	(12,670)	(8,843)

Net income	6,523	38,941	36,433	30,563	20,633
Preferred stock dividends	—	—	—	—	(49)

Net income applicable to common stockholders	$6,523	$38,941	$36,433	$30,563	$20,584

Net income per share (basic)(1)	$.28	$1.68	$1.60	$1.37	$1.10

Net income per share (diluted)(1)	$.27	$1.66	$1.55	$1.31	$0.98

Shares used in computing net income per share (basic)(1)	23,386	23,164	22,831	22,293	18,722

Shares used in computing net income per share (diluted)(1)	24,058	23,422	23,445	23,276	21,107

Other Data:
Lenses marketed for disposable replacement regimens as a percentage of total lenses sold (unit volume)	94.6%	95.7%	96.3%	93.7%	89.6%
Depreciation and amortization	$19,539	$12,370	$8,526	$5,950	$6,863
Capital expenditures	45,459	27,223	46,395	32,706	16,156

	As of December 31,

	2001	2000	1999	1998	1997

	($U.S. in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term and long-term investments	$8,069	$66,740	$46,501	$57,249	$47,429
Working capital	64,689	102,314	73,353	70,578	60,914
Total assets	304,337	265,231	222,315	176,570	132,835
Total debt	16,048	5,728	3,442	3,464	3,879
Stockholders’ equity	229,891	221,714	183,609	142,949	106,104

(1)	For an explanation of the determination of the number of shares used in computing net income per share (basic and diluted) see Note 2 of Notes to Consolidated Financial Statements.

TWO YEAR QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	($U.S. in thousands, except per share data)

	(Unaudited)
Fiscal 2001
Net sales	$56,557	$61,377	$68,857	$67,064
Gross profit	34,904	38,371	41,135	41,633
Operating income (loss)	6,067	9,518	12,369	(16,276)
Net income (loss)	4,817	7,052	9,570	(14,916)
Net income per share (basic)	$.21	$.30	$.41	$(.64)
Net income per share (diluted)	$.20	$.29	$.40	$(.64)
Fiscal 2000
Net sales	$43,566	$43,149	$47,975	$43,063
Gross profit	26,599	24,827	28,315	25,080
Operating income	9,035	6,733	8,948	8,092
Net income	7,133	17,477	7,490	6,841
Net income per share (basic)	$.31	$.76	$.32	$.30
Net income per share (diluted)	$.31	$.75	$.32	$.29

      In the fourth quarter of 2001, the Company made certain adjustments that increased net income for the fourth quarter by $722,000 and earnings per share by $0.03 per share.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements which involve risks and uncertainties. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in “Item 1 — Risk Factors.”

Overview

      Since the Company’s incorporation in 1985, its strategy has been to market high-quality contact lenses to eyecare practitioners at competitive prices using a low cost-to-serve operating structure. The Company continues to maintain this worldwide strategy. The contact lens industry as well as the Company’s business are characterized by increasing unit sales and declining average selling prices, resulting primarily from a world-wide shift in demand from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens. Since the Company launched its first lens marketed for weekly replacement regimens, in the summer of 1993, the Company has seen increased net sales each year. The Company believes its share of the market for lenses marketed for its products increased slightly in 2001 resulting from substantial increases in sales as a result of an increase in the size of the U.S. sales force, the acquisition of the Essilor contact lens business and strong international demand for its products internationally. See “Item 1 — Risk Factors.”

Critical Accounting Policies

      The Company’s critical accounting policies are as follows:

•	revenue recognition for its various business units;

•	estimating valuation allowances and accrued liabilities;

•	excess and obsolete inventory;

•	cooperative merchandising allowances;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill; and

•	estimates inherent in purchase accounting.

Revenue Recognition

      Revenues are recognized based on the terms of sale with the customer, generally upon product shipment. The Company has established programs that, under specified conditions, enable customers to return product. The Company establishes liabilities for estimated returns and allowances at the time revenues are recognized. In addition, accruals for customer discounts and rebates are recorded when revenues are recognized. Amounts billed to customers in sale transactions related to shipping and handling are classified as revenue. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC’s views in applying generally accepted accounting principles for revenue recognition in financial statements. The Company’s revenue recognition policies complied with the guidance contained in SAB No. 101 and, therefore, the Company’s results of operations were not materially affected.

Estimating Valuation Allowances and Accrued Liabilities

      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

      Management specifically analyzes the aging of accounts receivable and also analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of revenue and or expenses for any period if management made different judgments or utilized different estimates.

Excess and Obsolete Inventory

      The Company assesses the need for reserves on inventory based on monthly forward projections of sales of products that are updated monthly. Inventories are recorded at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable factory overhead. Provision for potentially obsolete or slow moving inventory is made based upon management’s analysis of inventory levels and forecasted sales. Once inventory is reserved, the reserve can only be relieved by the subsequent sale or scrapping of the inventory.

Cooperative Merchandise Allowance

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

      A majority of our promotional expenses may be required to be classified as a reduction of revenue with a corresponding reduction in marketing expenses. Annual promotional expenses classified as marketing costs were $20.1 million, $21.2 million and $27.3 million in fiscal years 1999, 2000 and 2001, respectively. This change will be effective for the first quarter of 2002.

Accounting for Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date based on enacted tax laws and statutory tax rates expected to apply in the periods in which the differences are expected to affect taxable income.

      In preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities against net deferred tax assets. In the event that actual results differ from these estimates or the Company adjust these estimates in future periods, which could materially impact financial position and results of operations.

Valuation of Intangible Assets and Goodwill

      The Company periodically reviews long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed Of.”

      For assets to be held and used, including acquired intangibles, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of goodwill and intangible assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur. It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future.

      In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, the Company will cease to amortize approximately $35.4 million of goodwill and other intangible assets. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete its initial review during the first quarter of 2002, but does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Estimates Inherent in Purchase Accounting

      Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. In our recording of the acquisition of the assets of Essilor on February 12, 2001, values were assigned to in process research and development (“IPRD”) and intangible assets for acquired technology and goodwill based on management’s forecasts and projections that include assumptions related to future revenues and cash flows generated from the acquired assets.

      The allocation of purchase price to IPRD of $4.2 million represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the Acquisition Date, the development of these projects had not reached technological feasibility and the research and development in progress had no alternative uses. Accordingly, these costs were expensed in the statement of operations for the year ended December 31, 2001.

      IPRD was identified and valued through extensive interviews, analysis of data concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the IPRD. The projected incremental cash flows were discounted back to their present value using a various discount rates determined after consideration of various factors including the Company’s cost of capital and the risk associated with the various product types.

      The acquired existing intangible assets are amortized on a straight-line basis over an specific estimated remaining useful lives of each intangible asset. Useful lives are based on management’s estimates of the period that the asset will generate revenue.

      Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Results of Operations

      All results of operations data in the following tables is presented U.S. dollars in thousands.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales

	Years Ended December 31,

	2001	% Change	2000

U.S.	$147,888	21.0%	$122,213
International	105,967	90.8%	55,540

Net sales	$253,855	42.8%	$177,753

As a percentage of net sales U.S.	58.3%		68.8%
International	41.7%		31.2%

      Net Sales represents gross sales less allowances for returns, trial set and prompt payment discounts. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. Net sales increased from 2000 to 2001 from $177.8 million to $253.9 million and consisted primarily of the Company’s lenses marketed for daily, weekly, and monthly replacement regimens, products acquired in the Essilor acquisition and the Company’s new toric disposable lens. Unit sales growth of the Company’s lenses marketed for disposable replacement regimens increased due to growth from both domestic and international markets, from the expansion of the U.S. sales force and the strengthened selling and distribution channels acquired from Essilor. International sales were driven by the continued growth of the European and Japanese markets and the Company’s expanding presence in these markets.

      The Company’s overall average selling price increased 9.0% from 2000 to 2001, primarily as a result of the higher priced products acquired in the Essilor acquisition offset by continued price competition on the Company’s daily and weekly disposable products. The Company expects that the overall average selling price that it realizes across its products will decline over time because of shifts in the Company’s product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens, particularly lenses marketed for daily disposal.

Gross Profit

	Years Ended December 31,

	2001	% Change	2000

Gross profit	$156,043	48.9%	$104,821
As a percentage of net sales	61.5%		59.0%

      Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, and amortization of certain intangible assets. Gross profit in dollars and as a percentage of sales in 2001 both increased from the comparable period in 2000 due to higher margin products and increased sales from the Essilor acquisition, as discussed in “Net Sales” and by lower production costs resulting from the implementation of certain manufacturing process improvements and increases in manufacturing volume. The Company expects cost reductions resulting from improvements in the Company’s current production processes will continue in the future. Specifically, the Company is in the process of adding new automated production lines at its United Kingdom and Puerto Rico facilities, which are designed to further reduce its per unit cost of production over time, although such cost reductions may not be seen until future periods. The Company expects that its overall average selling price will continue to decline over time due to product and geographic mix shift, as discussed above in “Net Sales.” The Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margin percentage. The Company believes that the decline in average selling price, as sales of lower average selling price lenses marketed for daily replacement regimens increase, may exceed the rate of decline in production cost in the near term and accordingly, the Company would expect continued pressure on its gross profit margins in the future for its products.

Selling and Marketing Expenses

	Years Ended December 31,

	2001	% Change	2000

Selling and marketing expenses	$70,203	49.5%	$46,947
As a percentage of net sales	27.7%		26.4%

      Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eye-care practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges. Cooperative merchandising allowances are reimbursements to encourage the fitting and wearing of the Company’s lenses marketed for disposable replacement regimens. Such activities may include, but are not limited to advertising, in-office promotion, displays and mailings. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. The increase in dollars and percentage terms from 2000 to 2001 resulted primarily from increases in expenditures related to cooperative merchandising allowances, promotional programs, full year cost of outside sales representatives for the 20 largest U.S. markets and the increased sales and marketing resources added in Europe. In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services.” The consensus will require certain of our customer promotional incentive payments, primarily cooperative merchandising allowances, currently classified as marketing costs to be classified as a reduction of revenue. Annual promotional expenses classified as marketing costs were $21.2 million in fiscal year 2000 and $27.3 million in fiscal 2001. This issue will be effective for fiscal years beginning after December 15, 2001.

General and Administrative Expenses

	Years Ended December 31,

	2001	% Change	2000

General and administrative expenses	$37,438	78.0%	$21,027
As a percentage of net sales	14.7%		11.8%

      General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative personnel, professional services, consultants’ fees, and non-manufacturing depreciation and facilities costs. The increase in dollar and percentage terms was due primarily to increased costs associated with the newly acquired entities from the Essilor acquisition.

Research and Development Expenses

	Years Ended December 31,

	2001	% Change	2000

Research and development expenses	$6,977	72.7%	$4,039
As a percentage of net sales	2.7%		2.3%

      Research and development expenses are comprised primarily of consulting costs for research and development personnel and in-house labor related to manufacturing process and new product development. The increase in dollars and percentage terms from 2000 to 2001 was primarily due to expenditures related to activities in connection with new product development, including the completion of the Company’s new disposable toric product, which was launched in March 2001 and development of the Company’s new color products expected to be launched in April 2002. Research and development expenses may fluctuate based on the timing of new product development projects.

Acquired In-Process Research and Development

	Years Ended December 31,

	2001	% Change		2000

In-Process Research & development expenses	$4,150	N/A	%	$—
As a percentage of net sales	1.6%			0.0%

      On February 12, 2001, we acquired the contact lens business of Essilor (See Note 3 to Notes to Consolidated Financial Statements). We acquired the sales and distribution assets of Essilor’s contact lens business in Europe and the United States and manufacturing facilities in France, the United Kingdom and the United States. We have accounted for the acquisition using the purchase method. The $48,590,000 purchase price for the assets acquired and liabilities assumed was comprised of $44,476,000 in cash and $4,114,000 in acquisition costs. As a result of the acquisition, we recorded acquired in-process research and development costs totaling $4,150,000 covering the incomplete development of two new lens types.

Write-Off of Impaired Manufacturing Equipment

	Years Ended December 31,

	2001	% Change		2000

Write-Off of Impaired Manufacturing Equipment	$25,597	N/A	%	$—
As a percentage of net sales	10.1%			0.0%

      The write-off of impaired manufacturing equipment was attributable to the implementation of our second generation daily disposable manufacturing process in Southampton, United Kingdom. This new facility uses our second generation manufacturing process and when fully utilized over the next 12 to 18 months is expected to add considerable daily disposable manufacturing capacity while reducing manufacturing costs versus current daily disposable lens costs. We believe our second generation manufacturing process will allow us to achieve manufacturing cost parity for daily disposables, which are a rapidly growing category throughout the world. Additionally, we believe the second generation process could be applied to the manufacturing process of other major product lines and further reduce our manufacturing costs. With the implementation of the first production line utilizing the second generation manufacturing process, we concluded that certain existing manufacturing equipment had become impaired. As a result, we recorded during the fourth quarter a one-time charge of $25.6 million, or 10.0% as a percentage of sales, for the write-off of impaired manufacturing equipment arising from the second generation manufacturing process.

Interest and Other Income, Net

	Years Ended December 31,

	2001	% Change	2000

Interest and other income, net	$85	(99.6)%	$23,284
As a percentage of net sales	0.0%		13.1%

      The decrease in the dollar amount of interest and other income, net from 2000 to 2001, resulted primarily from the decrease in available cash balances used in the acquisition of the Essilor contact lens business and the one-time nature in 2000 of the merger termination fee of $25.0 million less $4.2 million related expenses received in 2000.

Income Taxes

	Years Ended December 31,

	2001	% Change	2000

Income taxes	$5,240	(69.4)%	$17,151
Effective tax rate	44.5%		30.6%

      The Company’s higher effective tax rate for 2001 was attributable to the write-off of impaired manufacturing equipment in lower tax jurisdiction. In addition, the increase in the Company’s foreign earnings, as a proportion to total earnings, have increased the amount of earnings taxed at the lower tax rates. The Company anticipates that it will continue to benefit from the increase in foreign earnings over time. Excluding the tax effect of the write-off, the tax rate in 2001 would have been 18% compared to 23% in 2000, excluding the merger termination fee.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Sales

	Years Ended December 31,

	2000	% Change	1999

U.S.	$122,213	(5.6)%	$129,512
International	55,540	17.8%	47,142

Net sales	$177,753	0.6%	$176,654

As a percentage of net sales
U.S.	68.8%		73.3%
International	31.2%		26.7%

      Net Sales represents gross sales less allowances for returns, trial set and prompt payment discounts. The Company recognizes sales upon shipment of products to its customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. Net sales increased from 1999 to 2000 from $176.7 million to $177.8 million and consisted primarily in the Company’s lenses marketed for daily, weekly and monthly replacement regimens. Unit sales growth of the Company’s lenses marketed for disposable replacement regimens increased 14.7% from 1999 to 2000. A significant portion of such growth came from international sales, which grew 18.0% while domestic sales declined 6% in 2000. As expected, intense competition for market share in the U.S., the impact of the proposed merger with Wesley Jessen, capacity constraints and a slowly growing U.S. market for soft contact lenses contributed to the decline in U.S. sales for the year. International sales were driven by the continued growth of the European and Japanese market and the Company’s expanding presence in these markets.

      The Company’s overall average selling price decreased 10.9% from 1999 to 2000, primarily as a result of the increase in sales of lenses marketed in international markets through distributors, which have lower average selling prices, and the intense price competition on the Company’s daily and weekly disposable products. The Company expects that the overall average selling price that it realizes across its products will continue to decline over time because of (i) shifts in the Company’s product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens, particularly lenses marketed for daily disposal, and (ii) increases in products sold internationally to distributors at prices lower than direct sales prices in the United States.

Gross Profit

	Years Ended December 31,

	2000	% Change	1999

Gross profit	$104,821	(7.5)%	$113,279
As a percentage of net sales	59.0%		64.1%

      Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, and amortization of certain intangible assets. Gross profit in dollars and as a percentage of sales in 2000 both decreased from the comparable period in 1999 due to reductions in the Company’s average selling prices, as discussed in “Net Sales.” This was partially offset by lower production costs resulting from the implementation of certain manufacturing process improvements and increases in manufacturing volume. The Company expects cost reductions resulting from improvements in the Company’s current production processes to continue in the future. The Company will need to continue to reduce its per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, its gross margin percentage. The Company believes that the decline in average selling price, as sales of lower average selling price lenses marketed for daily replacement regimens increase, may exceed the rate of decline in production cost in the near term and accordingly, the Company would expect continued pressure on its gross profit margins in the future for its products.

Selling and Marketing Expenses

	Years Ended December 31,

	2000	% Change	1999

Selling and marketing expenses	$46,947	4.4%	$44,947
As a percentage of net sales	26.4%		25.4%

      Selling and marketing expenses are comprised primarily of cooperative merchandising allowances, sample diagnostic products provided to eye-care practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges. Cooperative merchandising allowances are reimbursements to encourage the fitting and wearing of the Company’s lenses marketed for disposable replacement regimens. Such activities may include, but are not limited to advertising, in-office promotion, displays and mailings. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from the Company. The increase in dollars and percentage terms from 1999 to 2000 resulted primarily from increases in expenditures related to cooperative merchandising allowances, outbound freight, promotional programs, the addition of the Phoenix sales office, the hiring of outside sales representatives for the 20 largest U.S. markets and one-time sales force retention costs. The Company believes selling and marketing expenses, particularly cooperative merchandising allowances and costs associated with its outside sales force, will grow in dollars and as a percentage of sales. In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services.” The consensus will require certain of our customer promotional incentive payments, primarily cooperative merchandising allowances, currently classified as marketing costs to be classified as a reduction of revenue. Annual promotional expenses classified as marketing costs were $20.6 million in fiscal year 2000 and $25.1 million in fiscal 2001. This change will be effective for periods beginning after December 15, 2001.

General and Administrative Expenses

	Years Ended December 31,

	2000	% Change	1999

General and administrative expenses	$21,027	6.8%	$19,681
As a percentage of net sales	11.8%		11.1%

      General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative personnel, professional services, consultants’ fees, and non-manufacturing depreciation and facilities costs. The increase in dollar and percentage terms was due primarily to employee retention costs, higher consulting fees, telephone charges associated with the Company’s new management software, bad debt expenses, increased infrastructure costs at the Canadian and United Kingdom facilities and other one-time professional fees.

Research and Development Expenses

	Years Ended December 31,

	2000	% Change	1999

Research and development expenses	$4,039	38.9%	$2,908
As a percentage of net sales	2.3%		1.6%

      Research and development expenses are comprised primarily of consulting costs for research and development personnel and in-house labor related to manufacturing process and new product development. The increase in dollars and percentage terms from 1999 to 2000 was primarily due to expenditures related to activities in connection with new product development, including the completion of the Company’s new disposable toric product, launched in March 2001. Research and development expenses may fluctuate based on the timing of new product development projects.

Interest and Other Income, Net

	Years Ended December 31,

	2000	% Change	1999

Interest and other income, net	$23,284	1,042.5%	$2,038
As a percentage of net sales	13.1%		1.2%

      The increase in the dollar amount of interest and other income, net from 1999 to 2000 resulted primarily from the proposed merger termination fee of $25.0 million less associated merger-related expenses of $4.2 million and interest income from the investment of these funds. Offsetting this income is interest expense associated with the quarterly payments on the construction loan for the Juana Diaz, Puerto Rico manufacturing facility.

Income Taxes

	Years Ended December 31,

		%
	2000	Change	1999

Income taxes	$17,151	51.1%	$11,348
Effective tax rate	30.6%		23.8%

      The Company’s higher effective tax rate for 2000 was entirely attributable to the U.S. taxation of the $25.0 million proposed merger termination fee. The Company continues to receive a partial exemption from U.S. taxation with respect to earnings of the Company’s Puerto Rican operations. In addition, the increase in the Company’s foreign earnings, as a proportion to total earnings, have increased the amount of earnings taxed at the lower tax rates. The Company anticipates that it will continue to benefit from the increase in foreign earnings and the favorable effect of the Puerto Rico partial exemption through 2001, with limited exemption during the transition period from 2002 through 2006, when the benefit will expire under the current provisions of the Internal Revenue Code.

Recently Issued Accounting Pronouncements

      During 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) added to its agenda various revenue recognition issues that could impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, “Accounting for Certain Sales Incentives.” EITF 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus will require the costs related to consumer coupons currently classified as marketing costs to be classified as a reduction of revenue. Annual sales incentives classified as marketing costs were $1.5 million, $111,000 and $189,000 in fiscal years 2001, 2000 and 1999, respectively. In April 2001, the EITF announced that it would delay the effective date for fiscal years beginning after December 15, 2001.

      In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services.” EITF 00-25 addresses the income statement classification of consideration, from a vendor to a reseller, or another party that purchases the vendor’s products. Among its requirements, the consensus will require certain of our customer promotional incentive payments, primarily cooperative merchandising allowances, currently classified as marketing costs to be classified as a reduction of revenue. Annual promotional expenses classified as marketing costs were $27.3 million, $21.2 million and $20.1 million for fiscal years 2001, 2000 and 1999, respectively. This Issue will be effective for fiscal years beginning after December 15, 2001. This standard requires a non cash reclassification which has the effect of reducing the Company’s total revenue with a corresponding reduction in selling expense, with no impact on operating income or net earnings.

      In July 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. We adopted this statement as of July 1, 2001. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life assets will no longer be amortized but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The impact of SFAS 142 is estimated to result in an increase in net income after tax of approximately $2 million in fiscal 2002.

      In July 2001, the FASB issued SFAS No. 143, “ Accounting for Asset Retirement Obligations.” SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. This standard is effective for fiscal years beginning after December 15, 2002, with earlier application encouraged. We are currently evaluating the impact of this statement as we expect to adopt the statement at the beginning of fiscal 2003.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-live assets to be held and used and (b) measurement of ling-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. This standard is effective for fiscal years beginning after December 15, 2001. We do not expect a material impact from adoption of this statement.

Liquidity and Capital Resources

      Our capital requirements have generally been funded from operations, cash and investments on hand, and debt borrowings. Our cash and investments in marketable debt securities, which totaled $7.8 million at December 31, 2001, are invested in a diversified portfolio of financial instruments, including money market instruments and government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

Sources and Uses of Cash

      Operating activities Cash and cash equivalents at December 31, 2001 of $7.8 million decreased from a December 31, 2000 balance of $55.1 million. Working capital decreased from $102.3 million at December 31, 2000 to $64.7 million at December 31, 2001. The decrease in cash and cash equivalents was due primarily to cash used in the purchase of the Essilor contact lens business and increased purchases of property and equipment. Working capital decreased primarily for the same reason.

      Net cash provided by operating activities was $25.0 million, $47.3 million and $35.0 million in 2001, 2000 and 1999, respectively, primarily representing net income of $6.5 million, $38.9 million and $36.4 million, respectively, and adjusted for depreciation and amortization charges of $19.5 million, $12.4 million and $8.5 million, respectively. Operating cash flows in 2001 and 1999 were reduced by net increases to inventories, accounts receivables, taxes payable and prepaid expenses, other current and non-current assets and accounts payable and accrued liabilities, offset by decreases in income and other taxes payable. Operating cash flows were reduced in 2000 by net increases to inventories, income taxes and other payables and accrued liabilities, offset by reductions in accounts receivables, prepaid expenses and other current and non-current assets.

      In 2001, the write-off of impaired manufacturing equipment of $25.6 million was attributable to the implementation of our second generation daily disposable manufacturing process in Southampton, United Kingdom. This new facility uses our second generation manufacturing process and when fully utilized over the next 12 to 18 months is expected to add considerable daily disposable manufacturing capacity while reducing manufacturing costs versus current daily disposable lens costs. We believe our second generation manufacturing process will allow us to achieve manufacturing cost parity for daily disposables, which are a rapidly growing category throughout the world. Additionally, we believe the second generation process could be applied to the manufacturing process of other major product lines and further reduce our manufacturing costs. With the implementation of the first production line utilizing the second generation manufacturing process, we concluded that certain existing manufacturing equipment had become obsolete. As a result, cash flow from operating activities increased when we recorded during the fourth quarter a one-time charge of $25.6 million, or 10.0% as a percentage of sales, for the write-off of impaired manufacturing equipment arising from the second generation manufacturing process.

      Investing activities Net cash used in investing activities in 2001, 2000 and 1999 was $84.0 million, $3.6 million and $53.2 million, respectively. In 2001, the Company used $45.5 million to purchase property and equipment and $48.6 million to purchase the Essilor contact lens business offset by $11.6 million in sales of short and long-term investments. In 2000, the Company used $27.2 million to purchase property and equipment, $13.3 to purchase short and long-term investments and $1.2 million in purchases of patents, offset by $37.6 million in sales of short and long-term investments. Purchases of property and equipment were lower than in past years due to delays caused by the proposed merger with Wesley Jessen in 2000. Sales of short and long-term investments in 2000 and 2001 were due to the acquisition of the contact lens business of Essilor International.

      In February 2002, the Company signed a definitive agreement to acquire certain assets of Tokyo-based Seiko ContactLens, Inc., Ocular’s distributor in Japan. Under the terms of the definitive agreement, the Company will purchase certain assets of Seiko Contactlens, Inc. in a transaction valued at approximately $21 million. The assets to be acquired include receivables, inventory, fixed assets and intangibles which the Company plans to integrate into its existing subsidiary in Japan. We expect to pay this amount within the next 90 days, of which the funding will be provided primarily through the drawdown of funds from our credit facility with Comerica Bank — California (“Comerica”). We are in the process of renewing and expanding our Comerica Bank credit facility prior to June 30, 2002. See also discussion under Commitments below.

      Financing activities Net cash provided by financing activities in 2001, 2000 and 1999 was $13.2 million, $2.5 million and $1.8 million, respectively. In 2001, net cash provided by financing activities were increased primarily by borrowing under the company’s short term borrowing agreement of $28.0 million, $2.9 million in proceeds from issuances of common stock associated with employee stock option exercises and increased capital lease financing for leasehold improvements offset by repayments of debt of $18.3 million. In 2000, net cash provided by financing activities were increased by capital lease financing for the Puerto Rico facility of $3.5 million and $0.9 million in proceeds from issuances of common stock associated with employee stock option exercises offset by repayments of debt of $1.2 million and the repurchase of common stock for $0.7 million. In 1999, net cash provided by financing activities were increased by $2.2 million in proceeds from issuances of common stock associated with employee stock option exercises offset by debt repayments of $0.5 million.

      Commitments Our commitments as of December 31, 2001 were consisted primarily of leases for manufacturing equipment and office/warehousing space at various locations in which the company operates.

      Commitments for the remodeling of existing facilities, construction of new facilities and purchase of capital equipment over the next year were approximately $5,044,000 as of December 31, 2001.

      The Company currently expects to make capital expenditures of approximately $40.0 million in 2002 related to the implementation of new automated production lines at its manufacturing facilities. However, the amount of capital expenditures may increase or decrease, as the Company may accelerate or delay the implementation of the automated production lines based on market conditions and demand for its products.

      The future minimum annual lease payments under non-cancelable lease obligations with an initial term in excess of one year, as of December 31, 2001, are as follows ($U.S. in thousands):

	Capitalized	Operating
	Leases	Leases

Year Ending December 31,
2002	$475	$4,382
2003	432	4,467
2004	432	3,947
2005	432	3,977
2006	432	2,361
Thereafter	1,799	9,140

Total minimum lease payments	$4,002	$28,274

Imputed interest	(176)

Present value of minimum lease payments	3,826
Current portion	(438)

Long-term capitalized lease obligations	$3,388

      As of December 31, 2001, there were purchase and capital commitments due in fiscal 2002 for approximately $16,497,000. As of December 31, 2001, there were no purchase and capital commitments due subsequent to fiscal 2002.

      Borrowing Arrangements In addition to cash, cash equivalents and investments, the Company has a credit facility with Comerica. The Comerica Credit Agreement provides for up to $20.0 million of revolving loans to the Company, which mature on June 30, 2002. The loans bear interest at Comerica’s base rate or at a margin of 1.00% to 1.25% above the bank’s eurodollar rate depending on the Company’s ratio of total liabilities to tangible net worth. At December 31, 2001, the Company had $11.0 million in revolving loans outstanding under the Comerica Credit Agreement. The Company is also required under the Credit Agreement to maintain minimum ratios of debt to tangible net worth, and of current assets to current liabilities, and a minimum tangible net worth, and the Credit Agreement places certain limitations on debts, liens, contingent obligations, investments and cash dividends on common stock. As of December 31, 2001, the Company was not in compliance with certain covenants. A waiver was obtained from Comerica which covers the Company as of December 31, 2001.

      In addition to the revolving loans, the Comerica Credit Agreement originally provided up to $10.0 million of term loans to Ocular Sciences Puerto Rico, Inc. (“Ocular Sciences Puerto Rico”) which bear interest at the bank’s base rate or at a margin of 1.25% to 1.50% above the bank’s eurodollar rate or negotiated rate depending on the Company’s ratio of total liabilities to tangible net worth. As of December 31, 2000, there were $1.2 million in term loans outstanding under the Comerica Credit Agreement. Principal installments of $300,000 are due quarterly and all outstanding principal and unpaid interest is due and payable on July 31, 2002. The Comerica Credit Agreement contains covenants, which among other things requires the Company to maintain certain financial ratios. Borrowings under the Comerica Credit Agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding stock of the Company’s Barbados and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other’s borrowings under the Comerica Credit Agreement.

      The Company is in the process of renewing and expanding its credit facility with Comerica and expects its completion prior to June 30, 2002.

Euro Conversion

      On January 1, 1999, eleven of the fifteen member countries of the European Economic and Monetary Union (“EMU”) established fixed conversion rates through the European Central Bank between existing local currencies and one common currency, the Euro. For a three and a half-year transition period, non-cash transactions may be denominated in either the Euro or in the old national currencies. After July 1, 2002, the Euro will be the sole legal tender for EMU countries. The Company’s United Kingdom subsidiary did not conduct any transactions in the Euro through December 31, 2001, although invoices are produced with the Euro-converted amount as reference. The Company has not experienced, nor does it anticipate any future material impact from the Euro conversion on its financial information systems nor its financial condition and results of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Market Risk

      The Company’s investments consist of interest-bearing investment-grade instruments that meet high quality standards of the Company’s investment policy. The Company’s investment policy requires that the portfolio’s average maturity shall not exceed one year, and the maximum maturity of any investment shall not exceed three years. Because the average maturity of its investment portfolio are short-term, as dictated by the Company’s investment policy, the Company believes that the impact of the fluctuation in interest rate to the carrying value is not material (see Note 4 to the Consolidated Financial Statements). In addition, the Company does not hold derivative financial instruments in its investment portfolio, nor does the Company utilize risk-sensitive market instruments, positions or transactions in any material fashion.

      The Company has debt outstanding, which it carries at cost (see Note 10 to the Consolidated Financial Statements), with an interest rate, which is referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. Holding debt levels constant, a one-percentage point increase in interest rates would decrease earnings and cash flows for variable rate debt by approximately $122,000 and $18,000 as of December 31, 2001 and 2000, respectively.

Impact of Foreign Currency Rate Changes

      The Company operates multiple foreign subsidiaries that manufacture and/or sell its products worldwide. As a result, the Company’s earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables and payables, forecasted sales transactions, and net investment in certain foreign operations. The Company has never engaged in foreign currency hedging activities, however it continues to evaluate the potential use of such opportunities.

Item 8.     Financial Statements and Supplementary Data

OCULAR SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$7,789	$55,109
Short-term investments	—	9,585
Accounts receivable, less allowance for sales returns and doubtful accounts of $2,389 and $1,494 for 2001 and 2000, respectively	46,696	27,682
Inventories	46,772	27,748
Prepaid expenses and other current assets	24,721	15,401

Total current assets	125,978	135,525
Property and equipment, net	128,157	118,645
Intangible assets, net	45,765	7,819
Loans to officers and employees	1,505	—
Long-term investments	280	2,046
Other assets	2,652	1,196

Total assets	$304,337	$265,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,474	$6,218
Accrued liabilities	34,155	25,747
Current portion of long-term debt	12,660	1,246

Total current liabilities	61,289	33,211
Deferred income taxes	4,394	5,348
Other liabilities	5,375	476
Long-term debt, less current portion	3,388	4,482

Total liabilities	74,446	43,517

Commitments and Contingencies
Stockholders’ Equity:
Preferred Stock, $0.001 par value; 4,000,000 shares authorized; none issued	—	—
Common Stock, $0.001 par value; 80,000,000 shares authorized; 23,457,185 and 23,308,035 shares issued and outstanding for 2001 and 2000, respectively	24	23
Additional paid-in capital	85,025	82,379
Retained earnings	148,624	142,101
Accumulated other comprehensive loss	(3,782)	(2,058)
Treasury Stock, — and 62,500 shares outstanding for 2001 and 2000, respectively	—	(731)

Total stockholders’ equity	229,891	221,714

Total liabilities and stockholders’ equity	$304,337	$265,231

See accompanying notes to consolidated financial statements.

OCULAR SCIENCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except share and per share
	amounts)
Net sales	$253,855	$177,753	$176,654
Cost of sales	97,812	72,932	63,375

Gross profit	156,043	104,821	113,279
Selling and marketing expenses	70,203	46,947	44,947
General and administrative expenses	37,438	21,027	19,681
Research and development expenses	6,977	4,039	2,908
Acquired in-process research & development	4,150	—	—
Write-off of impaired manufacturing equipment	25,597	—	—

Income from operations	11,678	32,808	45,743
Interest expense	(443)	(596)	(279)
Interest income	859	3,403	2,390
Other (expense) income, net	(331)	20,477	(73)

Income before taxes	11,763	56,092	47,781
Income taxes	(5,240)	(17,151)	(11,348)

Net income	$6,523	$38,941	$36,433

Net income per share data:
Net income per share (basic)	$0.28	$1.68	$1.60

Net income per share (diluted)	$0.27	$1.66	$1.55

Weighted average common shares outstanding	23,386,179	23,164,156	22,830,561
Weighted average dilutive potential common shares under the treasury stock method	672,065	258,117	613,943

Total weighted average common and dilutive potential common shares outstanding	24,058,244	23,422,273	23,444,504

See accompanying notes to consolidated financial statements.

OCULAR SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Treasury Stock		Total
			Paid-in	Retained	Income			Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Equity

	(In thousands, except share amounts)
Balances as of December 31, 1998	22,588,118	$23	$76,741	$66,727	$(542)	—	—	$142,949
Exercise of employee stock options	365,867	—	2,247	—	—	—	—	2,247
Income tax benefits from stock options exercised	—	—	1,895	—	—	—	—	1,895
Comprehensive income:
Net income	—	—	—	36,433	—	—	—	36,433
Other comprehensive income (loss)	—	—	—	—	(281)	—	—	(281)

Comprehensive income	—	—	—	—	—	—	—	36,152
Stock options issued in connection with Australia acquisition	—	—	366	—	—	—	—	366

Balances as of December 31, 1999	22,953,985	23	81,249	103,160	(823)	—		183,609
Exercise of employee stock options	354,050	—	898	—	—	—	—	898
Income tax benefits from stock options exercised	—	—	232	—	—	—	—	232
Comprehensive income:
Net income	—	—	—	38,941	—	—	—	38,941
Other comprehensive income (loss)	—	—	—	—	(1,235)	—	—	(1,235)

Comprehensive income	—	—	—	—	—	—	—	37,706
Repurchase of common stock	—	—		—	—	(62,500)	(731)	(731)

Balances as of December 31, 2000	23,308,035	23	82,379	142,101	(2,058)	(62,500)	(731)	221,714
Exercise of employee stock options	211,650	1	2,903	—	—	—	—	2,904
Income tax benefits from stock options exercised	—	—	474	—	—	—	—	474
Comprehensive income:
Net income	—	—	—	6,523	—	—	—	6,523
Other comprehensive income (loss)	—	—	—	—	(1,724)	—	—	(1,724)

Comprehensive income	—	—	—	—	—	—	—	4,799
Retirement of treasury stock	(62,500)	—	(731)	—	—	62,500	731	—

Balances as of December 31, 2001	23,457,185	$24	$85,025	$148,624	$(3,782)	—	—	$229,891

See accompanying notes to consolidated financial statements.

OCULAR SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net income	$6,523	$38,941	$36,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,539	12,370	8,526
Amortization of loans to officers	120	50	150
Income tax benefits from stock options exercised	474	232	1,895
Provision for sales returns and doubtful accounts	615	831	12
Provision for excess and obsolete inventory, damaged and scrap products	2,038	1,634	1,485
Provision for (recovery of) equipment obsolescence	—	—	(324)
In-process research and development	4,150	—	—
Write-off of impaired manufacturing equipment	25,597	—	—
Loss on disposal of property and equipment	541	—	7
Exchange (gain) loss	(153)	207	(62)
Deferred income taxes	(934)	(4,107)	(535)
Changes in operating assets and liabilities:
Accounts receivable	(13,782)	5,521	(9,315)
Inventories	(14,530)	(14,140)	(4,664)
Prepaid expenses, other current and non-current assets	(10,175)	2,669	(4,170)
Accounts payable	5,559	(808)	720
Accrued and other liabilities	2,570	905	5,332
Income and other taxes payable	(3,152)	3,034	(511)

Net cash provided by operating activities	25,000	47,339	34,979

Cash flows from investing activities:
Proceeds from sale of property and equipment	47	—	—
Purchase of property and equipment	(45,459)	(27,223)	(46,395)
Purchase of intangible assets	(5)	(1,150)	—
Purchase of short-term and long-term investments	—	(13,280)	(33,644)
Loans to officers and employees	(1,625)	—	(1,150)
Collection of loans to officers and employees	—	60	1,150
Sales and maturities of short-term and long-term investments	11,618	37,639	27,328
Payment for acquisitions, net of cash acquired	(48,562)	—	(498)
(Deposits to) payments from restricted cash	—	387	44

Net cash used in investing activities	(83,986)	(3,567)	(53,165)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	28,000	—	—
Proceeds from financing obligation	575	3,470	—
Repayment of short and long-term debt	(18,255)	(1,162)	(480)
Repurchase of common stock	—	(731)	—
Proceeds from issuance of common stock	2,904	899	2,247

Net cash provided by financing activities	13,224	2,476	1,767

Effect of exchange rate changes on cash and cash equivalents	(1,558)	(1,192)	(48)

Net increase (decrease) in cash and cash equivalents	(47,320)	45,056	(16,467)
Cash and cash equivalents at beginning of year	55,109	10,053	26,520

Cash and cash equivalents at end of year	$7,789	$55,109	$10,053

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$431	$447	$272
Income taxes	$14,796	$18,261	$7,512
Non-cash financing activities:
Retirement of treasury stock	$731	$—	$—
Fixed assets acquired by capital lease obligations	$575	$—	$456

See accompanying notes to consolidated financial statements.

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2001, 2000 and 1999

Note 1.     Nature of Business

Formation and Business of the Company

      O.S.I. Corporation (“the Company”) was incorporated in California in 1985. On July 31, 1997, the Company effected a reincorporation into the state of Delaware and changed its name to Ocular Sciences, Inc. The Company is engaged in the design, manufacture and distribution of contact lenses and conducts business under the name of Ocular Sciences.

Note 2.     Summary of Significant Accounting Policies

Critical Accounting Policies

      The Company’s critical accounting policies are as follows:

•	revenue recognition for its various business units;

•	estimating valuation allowances and accrued liabilities;

•	excess and obsolete inventory;

•	cooperative merchandising allowances;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill; and

•	estimates inherent in purchase accounting.

Revenue recognition.

      Revenues are recognized based on the terms of sale with the customer, generally upon product shipment. The Company has established programs that, under specified conditions, enable customers to return product. The Company establishes liabilities for estimated returns and allowances at the time revenues are recognized. In addition, accruals for customer discounts and rebates are recorded when revenues are recognized. Amounts billed to customers in sale transactions related to shipping and handling are classified as revenue. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC’s views in applying generally accepted accounting principles for revenue recognition in financial statements. The Company’s revenue recognition policies complied with the guidance contained in SAB No. 101 and, therefore, the Company’s results of operations were not materially affected.

Estimating valuation allowances and accrued liabilities.

      The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

      Management specifically analyzes the aging of accounts receivable and also analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms, and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of revenue and or expenses for any period if management made different judgments or utilized different estimates.

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Excess and obsolete inventory.

      The Company assesses the need for reserves on inventory based on monthly forward projections of sales of products that are updated monthly. Inventories are recorded at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable factory overhead. Provision for potentially obsolete or slow moving inventory is made based upon management’s analysis of inventory levels and forecasted sales. Once inventory is reserved, the reserve can only be relieved by the subsequent sale or scrapping of the inventory.

Cooperative merchandise allowance.

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

      A majority of our promotional expenses may be required to be classified as a reduction of revenue with a corresponding reduction in marketing expenses. Annual promotional expenses classified as marketing costs were $20.1 million, $21.2 million and $27.3 million in fiscal years 1999, 2000 and 2001, respectively. This change will be effective for the first quarter of 2002.

Accounting for income taxes.

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date based on enacted tax laws and statutory tax rates expected to apply in the periods in which the differences are expected to affect taxable income.

      In preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities against net deferred tax assets. In the event that actual results differ from these estimates or the Company adjust these estimates in future periods, which could materially impact financial position and results of operations.

Valuation of intangible assets and goodwill.

      The Company periodically reviews long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed Of.”

      For assets to be held and used, including acquired intangibles, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of goodwill and intangible assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail,

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material write downs of net intangible assets and/or goodwill could occur. It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future.

      In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, the Company will cease to amortize approximately $35.4 million of goodwill and other intangible assets. In lieu of amortization, the Company is required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete its initial review during the first quarter of 2002, but does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Estimates inherent in purchase accounting.

      Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. In our recording of the acquisition of Essilor International (Compagnie d’Optique) S.A. (“Essilor”) on February 12, 2001, values were assigned to in process research and development (“IPRD”) and intangible assets for acquired technology and goodwill based on management’s forecasts and projections that include assumptions related to future revenues and cash flows generated from the acquired assets.

      The allocation of purchase price to IPRD of $4.2 million represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the Acquisition Date, the development of these projects had not reached technological feasibility and the research and development in progress had no alternative uses. Accordingly, these costs were expensed in the statement of operations for the year ended December 31, 2001.

      IPRD was identified and valued through extensive interviews, analysis of data concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the IPRD. The projected incremental cash flows were discounted back to their present value using a various discount rates determined after consideration of various factors including the Company’s cost of capital and the risk associated with the various product types.

      The acquired existing intangible assets are amortized on a straight-line basis over an specific estimated remaining useful lives of each intangible asset. Useful lives are based on management’s estimates of the period that the asset will generate revenue.

      Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Other Significant Accounting Policies

Basis of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ocular Sciences UK Limited, Ocular Sciences Limited (“OSL”) (formerly Precision Lens Laboratories Ltd.), Ocular Sciences Puerto Rico, Inc., Ocular Sciences Canada, Inc., Precision Lens Manufacturing and Technology, Inc., Ocular Sciences Australia Pty Ltd., Ocular Sciences Hungary Ltd., Ocular Sciences Cayman Islands Corporation, Ocular Sciences ApS, Ocular Sciences SAS, Ocular Sciences GmbH, Ocular Sciences BV, Ocular Sciences Sarl and Sidecastle Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

Cash and Cash Equivalents

      Cash equivalents consist of commercial paper, money market funds, United States government debt securities and certificates of deposits with original maturities of three months or less.

Financial Instruments

      We classify our investment securities in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities. Available for sale securities are reported at fair value with net unrealized gains and losses reported, net of taxes, as a component of comprehensive income (loss) in shareholders’ equity. We do not have any trading or held to maturity securities. A decline in the fair value of any available for sale security below cost that is deemed other than temporary, results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income is recognized when earned. Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Inventories

      Inventories are recorded at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable factory overhead. Provision for potentially excess, slow moving and obsolete inventory is made based upon management’s analysis of inventory levels and forecasted sales.

Shipping and Handling Costs

      In October 2000, the Emerging Issues Task Force issued EITF 00-10, “Accounting for Shipping and Handling Revenues and Costs”, which requires fees billed to customers associated with shipping and handling to be classified as revenue, and costs associated with shipping and handling to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company classifies shipping charges received from customers as revenue. The Company classifies inbound and outbound shipping costs as cost of sales. The Company does not impose separate handling charges on customers and classifies costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers’ orders for shipment as operating expenses.

Advertising Costs

      Advertising and promotion costs are expensed as incurred. The Company’s advertising and promotion costs was approximately $2,194,000, $392,000 and $510,000 for the years 2001, 2000 and 1999, respectively.

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currencies

      The functional currencies of the Company’s subsidiaries are their respective local currencies. Accordingly, the subsidiaries translate all asset and liability accounts at current exchange rates in effect at the balance sheet date and statement of income accounts at average exchange rates during the period. Translation adjustments arising from differences in exchange rates from period to period are included in the consolidated financial statements as a component of other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency and are included in other income (expense), net. Foreign currency transaction gains and losses for 2001, 2000 and 1999 were not material.

Concentration of Credit Risk

      The Company sells its products to a diverse group of optometrists, optical retailers, optical product distributors and ophthalmologists, and therefore the concentration of credit risk with respect to accounts receivable is limited due to the large number and diversity of customers across broad geographic areas. Accounts receivable from customers are uncollateralized. As of December 31, 2001, two customers each accounted for 12% of accounts receivable and 7% and 6% of consolidated net sales. To reduce credit risk, the Company performs ongoing credit evaluations of its significant customers’ respective financial conditions. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

Long-Lived Assets, Including Intangible Assets

      The Company accounts for long-lived assets under SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company estimates fair value based on the best information available, making judgments and projections as considered necessary.

      Goodwill, assembled workforce, existing technology, customer lists, marketing rights, trademarks, patents, licenses and covenants not-to-compete are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful lives of the respective assets, which are typically five to fifteen years.

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Options to purchase 1,167,660 shares, 2,440,740 shares and 1,549,160 shares of our common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $20.35, $14.10 and $21.88 per share for fiscal years 2001, 2000 and 1999, respectively.

Stock-Based Compensation

      The Company accounts for stock-based compensation using methods prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”.

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

Segment Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes requirements for reporting information about operating segments and disclosures relating to products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available and which is used regularly by its chief decision maker in allocation of resources. The Company operates in a single operating segment. See Note 16 for disclosures about segments of an enterprise and related information required by SFAS No. 131.

New Accounting Standards

      During 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) added to its agenda various revenue recognition issues that could impact the income statement classification of certain promotional payments. In May 2000, the EITF reached a consensus on Issue 00-14, “Accounting for Certain Sales Incentives.” EITF 00-14 addresses the recognition and income statement classification of various sales incentives. Among its requirements, the consensus will require the costs related to consumer coupons currently classified as marketing costs to be classified as a reduction of revenue. Annual sales incentives classified as marketing costs were $1.5 million, $111,000 and $189,000 in fiscal years 2001, 2000 and 1999, respectively. In April 2001, the EITF announced that it would delay the effective date for fiscal years beginning after December 15, 2001.

      In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services.” EITF 00-25 addresses the income statement classification of consideration, from a vendor to a reseller, or another party that purchases the vendor’s products. Among its requirements, the consensus will require certain of our customer promotional incentive payments, primarily cooperative merchandising allowances, currently classified as marketing costs to be classified as a reduction of revenue. Annual promotional expenses classified as marketing costs were $27.3 million, $21.2 million and $20.1 million for fiscal years 2001, 2000 and 1999, respectively. This Issue will

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be effective for fiscal years beginning after December 15, 2001. This standard requires a non cash reclassification which has the effect of reducing the Company’s total revenue with a corresponding reduction in selling expense, with no impact on operating income or net earnings.

      In July 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, “Business Combinations”. SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. We adopted this statement as of July 1, 2001.

      In July 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life assets will no longer be amortized but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The impact of SFAS 142 is estimated to result in an increase in net income after tax of approximately $2 million in fiscal 2002.

      In July 2001, the FASB issued SFAS No. 143, “ Accounting for Asset Retirement Obligations.” SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. This standard is effective for fiscal years beginning after December 15, 2002, with earlier application encouraged. We are currently evaluating the impact of this statement as we expect to adopt the statement at the beginning of fiscal 2003.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-live assets to be held and used and (b) measurement of ling-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. This standard is effective for fiscal years beginning after December 15, 2001. We do not expect a material impact from adoption of this statement.

Note 3. Acquisitions

      On February 12, 2001, we acquired the contact lens business of Essilor International (Compagnie Generale d’Optique) S. A. (“Essilor”). We acquired Essilor’s sales and distribution assets of the contact lens business in Europe and the United States and manufacturing facilities in France, the United Kingdom and the United States.

      We have accounted for the acquisition using the purchase method. Accordingly, the operating results of Essilor form part of our operating results from February 1, 2001.

      The $48,590,000 purchase price for the assets acquired and liabilities assumed was comprised of $44,476,000 in cash and $4,114,000 in acquisition costs. There were no contingent payments, pre-acquisition contingencies or other commitments specified in the acquisition agreement.

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price has been allocated as follows (in thousands):

Goodwill	$30,621
Inventory, net	6,532
Accounts receivable, net	6,127
Property and equipment	5,627
In-process research and development	4,150
Assembled workforce	3,630
Core technology	3,490
Customer list	2,700
Trade names	1,650
Other assets	649
Liabilities	(16,586)

$48,590

      Included in the liabilities assumed are accruals for costs associated with exiting certain activities and facilities of the acquired Essilor operations that were considered duplicative. This includes accruals for severance costs related to workforce reductions across all functions and exit costs associated with exiting certain facilities, dismantling equipment and other miscellaneous exit costs. Details of the exit costs and severance costs paid and charged against the accrual are presented in the following table (in thousands):

			Accrual as of
		2001	December 31,
	Accruals	Payments	2001

Severance costs	$7,145	$(442)	$6,703
Facility costs	1,566	(755)	811
Equipment dismantling costs	250	—	250
Miscellaneous costs	107	—	107

Total	$9,068	$(1,197)	$7,871

      Management began formulating the plans to exit certain activities and facilities of the acquired Essilor operations at the time of the consummation of the acquisition and expects to complete all actions under the plans by the end of 2002.

      The purchase price was more than the fair value of the net assets acquired of approximately $17,969,000, resulting in goodwill of approximately $30,621,000. Goodwill, customer lists, assembled work force, existing technology, and trade names are included as components of intangible assets and are being amortized on a straight-line basis over their useful lives as listed in the table below:

Useful
Intangible Assets	Life

Assembled workforce	7 years
Core technology	10 years
Trade names	12 years
Customer lists	15 years
Goodwill	15 years

      As a result of the acquisition, we recorded acquired in-process research and development totaling $4,150,000. This charge relates to Essilor’s Fully Molded Toric Lenses and Photochromic Lenses, all of which

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table reflects unaudited proforma combined results of operations of the Company and Essilor on the basis that the acquisition had taken place on January 1, 2000 (in thousands):

	2001	2000

Net Revenues	$258,054	$243,926
Net Income	$10,244	$40,144
Net Income per share:
Basic	$0.44	$1.73
Diluted	$0.43	$1.71

Note 4.     Accumulated Other Comprehensive Income (Loss)

      Accumulated other comprehensive income or loss includes primarily foreign currency translation adjustment and unrealized gains and losses on investments. There were no realized gains (losses) in 2001, 2000 and 1999. The following table reflects the changes in accumulated balances of other comprehensive income (in thousands):

			Accumulated
	Foreign		Other
	Currency	Unrealized	Comprehensive
	Translation	Gains/(losses)	Income
	Adjustment	on Securities	(Loss)

Balance at December 31, 1998	$(541)	$(1)	$(542)
Current year change	(123)	(158)	(281)

Balance at December 31, 1999	(664)	(159)	(823)
Current year change	(1,412)	177	(1,235)

Balance at December 31, 2000	(2,076)	18	(2,058)
Current year change	(1,711)	(13)	(1,724)

Balance at December 31, 2001	$(3,787)	$5	$(3,782)

Note 5.     Fair Value of Financial Instruments

      The Company’s short-term and long-term investments in marketable equity securities are carried at fair value, based on quoted market prices for these or similar investments. The carrying amounts reported in the balance sheets for receivables, related party loans, accounts payable, accrued liabilities and short-term debt

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximates fair values due to their short-term maturities. Long-term debt is carried at cost, which approximates fair value as the interest rate on the debt is referenced to market rates.

      Short-term and long-term investments have been classified as available-for-sale and consisted of the following (in thousands):

As of December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate notes	$275	$5	$—	$280

	As of December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Tax-exempt municipal funds	$7,613	$21		$7,634
United States government debt securities	3,000	—	(3)	2,997
Corporate notes	1,000	—	—	1,000

	$11,613	$21	$(3)	$11,631

Note 6.     Inventories

      Inventories consisted of the following (in thousands):

	December 31,

	2001	2000

Raw materials	$6,313	$4,396
Work in process	3,866	3,339
Finished goods	36,593	20,013

	$46,772	$27,748

Note 7.     Property and Equipment, net

      Property and equipment, net consisted of the following (in thousands):

	December 31,

	2001	2000

Equipment and machinery	$93,677	$71,540
Furniture and fixtures	4,776	3,698
Vehicles	154	204
Building and leasehold improvements	45,096	33,207
Construction in progress	35,638	46,502

	179,341	155,151
Less accumulated depreciation and amortization	(51,184)	(36,506)

	$128,157	$118,645

      In 2001, the Company implemented a second generation daily disposable manufacturing process in South Hampton, United Kingdom. With the implementation of the first production line utilizing the second generation manufacturing process, it was concluded that certain existing manufacturing equipment had

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

become impaired. As a result, the Company recorded a one-time charge of $25.6 million in the fourth quarter of 2001.

Note 8.     Intangible Assets, net

      Intangible assets, net consisted of the following (in thousands):

	December 31,

	2001	2000

Goodwill	$31,965	$1,344
Intangibles	21,546	10,071

	53,511	11,415
Less accumulated amortization	(7,746)	(3,596)

	$45,765	$7,819

Note 9.     Prepaid Expenses and Other Current Assets and Accrued Liabilities

      Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,

	2001	2000

Refundable taxes	$7,426	$1,022
Deferred income taxes	8,269	8,289
Value added taxes receivable	2,803	1,779
Prepaid Insurance	2,472	1,342
Other Prepaid expenses	1,329	1,120
Other current assets	2,422	1,849

	$24,721	$15,401

      Accrued liabilities consisted of the following (in thousands):

	December 31,

	2001	2000

Accrued expenses	$28,337	$15,187
Accrued cooperative merchandising allowances	5,318	6,314
Accrued value added taxes	—	594
Income taxes payable	500	3,652

	$34,155	$25,747

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.     Long-term Debt

      Long-term debt consisted of the following (in thousands):

	December 1,

	2001	2000

Revolving loan from bank, due June 30, 2002, bearing interest at the bank’s Eurodollar rate plus 1.25%	$11,000	$—
Term loan from bank, principal payments due quarterly from July 31, 2000 through October 31, 2004, bearing interest at the bank’s Eurodollar rate plus 1.50%	1,222	1,790
Financing obligation due to PRIDCO with monthly payment of $35,987 beginning in March 1, 2001 through February 1, 2010 bearing an effective interest of 0.98% and 4.32% for 2001 and 2000, respectively	3,784	3,470
Capital lease obligations, bearing an effective interest Rate of 8.89%, 11.22%, and 10.76%, respectively, for 2001, 2000 and 1999, secured by certain equipment	42	468

Total long-term debt	16,048	5,728
Less current portion of long-term debt	(12,660)	(1,246)

	$3,388	$4,482

      The Company has a credit facility with Comerica Bank. The Comerica Credit Agreement provides for up to $20.0 million of revolving loans to the Company, which mature on June 30, 2002. Loans bear interest at Comerica Bank’s base rate or at a margin of 1.00% to 1.50% above the bank’s eurodollar rate depending on the Company’s ratio of total liabilities to tangible net worth. In addition, the Comerica Credit Agreement originally provided up to $10.0 million of term loans to Ocular Sciences Puerto Rico, Inc. (“Ocular Sciences Puerto Rico”) which bear interest at the bank’s base rate or at a margin of 1.25% to 1.75% above the bank’s eurodollar rate or negotiated rate depending on the Company’s ratio of total liabilities to tangible net worth. Principal installments of $300,000 are due quarterly and all outstanding principal and unpaid interest is due and payable on July 31, 2002. Borrowings under the Comerica Credit Agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding stock of the Company’s Barbados and Canadian subsidiaries. In addition, the Company and Ocular Sciences Puerto Rico have each guaranteed the other’s borrowings under the Comerica Credit Agreement. The Comerica Credit Agreement contains covenants, which among other things requires the Company to maintain certain financial ratios. As of December 31, 2001, the Company was not in compliance with certain covenants. A waiver was obtained from Comerica Bank which covers the Company as of December 31, 2001.

      The Company is in the process of renewing and expanding its credit facility with Comerica Bank — California and expects its completion prior to June 30, 2002.

Financing

      In February 1999, Ocular Sciences Puerto Rico finalized an agreement, effective June 1998, with the Puerto Rico Industrial Development Company (“PRIDCO”), to manage on PRIDCO’s behalf the construction of a new building in Puerto Rico that will be leased by Ocular Sciences Puerto Rico as its manufacturing facility, upon completion of construction. Ocular Sciences Puerto Rico initially financed the building construction as well as the leasehold improvements with existing cash and plans to borrow against the remaining balance available under its term loan with a major bank upon completion of construction. Under the agreement, PRIDCO will reimburse Ocular Sciences Puerto Rico for up to a maximum of $4,720,000 for certain structural construction costs of the facility at the end of the construction project, as specified in the

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement. Annual rental payments of approximately $432,000 would be due to PRIDCO to commence the first day of the following month, after completion, inspection and acceptance of the constructed building, for a period of ten years. Ocular Sciences Puerto Rico received reimbursements of $3,470,000 and $575,000 from PRIDCO in 2000 and 2001, respectively. The additional reimbursements received were recorded as an increase to the financing obligation. However, the monthly rent payments remained the same, therefore, the effective rate of interest declined in 2001. Monthly rental of $35,987 will be due beginning March 2001 for a period of ten years. This transaction commenced on March 1, 2000 and has been accounted for as a financed purchase of the building.

Note 11.     Leases

      The future minimum annual lease payments under non-cancelable lease obligations with an initial term in excess of one year, as of December 31, 2001, are as follows ($U.S. in thousands):

	Capitalized	Operating
	Leases	Leases

Year Ending December 31,
2002	$475	$4,382
2003	432	4,467
2004	432	3,947
2005	432	3,977
2006	432	2,361
Thereafter	1,799	9,140

Total minimum lease payments	$4,002	$28,274

Imputed interest	(176)

Present value of minimum lease payments	3,826
Current portion	(438)

Long-term capitalized lease obligations	$3,388

      Rent expense on operating leases for the Company’s offices, warehouse facilities and certain equipment was approximately $4,281,000, $2,359,000 and $3,013,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

      The Company leases a portion of its machinery and equipment under long-term capital leases, and has the option to purchase these assets for fair market value at the termination of the lease. Included in property and equipment, net are the following leased assets ($U.S. in thousands):

	December 31,

	2001	2000

Equipment and machinery	$658	$2,814
Furniture and fixtures	—	142
Vehicles	22	23
Building and leasehold improvements	7,711	6,663

	8,391	9,642
Less accumulated depreciation and amortization	(2,144)	(2,615)

	$6,247	$7,027

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation and amortization expense on machinery and equipment and vehicles under long-term capital leases was approximately $988,000, $1,146,000 and $400,000 for the years ended December 31, 2001, 2000 and 1999.

Note 12.     Common Stock

Certain Anti-Takeover Provisions

      The Company’s Board of Directors has the authority to issue up to 4,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

Share Repurchase Plan and Treasury Stock

      On July 27, 2000, the Company announced the approval by the Board of Directors of a two million share repurchase program. Under the repurchase plan, shares may be repurchased, subject to market and business conditions, at management’s discretion on the open market. During 2000, the Company re-acquired 62,500 shares of common stock which have been reflected as treasury stock. During 2001, the Company retired those 62,500 shares.

Stock-based Compensation Plans

      The Company has the following stock-based compensation plans:

(i) 1989 Stock Option Plan

The 1989 Stock Option Plan provided for the grant to employees, directors and consultants of incentive stock options, exercisable at a price not less than the fair market value of the shares on the grant date, or for non-qualified options, exercisable at a price not less than 85% of the fair market value of the shares on the date of grant. The options generally were granted for a six year-term and vested over a five year period. This plan was terminated upon the effective date of the Company’s initial public offering on August 4, 1997. Any authorized shares not issued or subject to outstanding grants under this plan on August 4, 1997 and any shares that are issuable upon exercise of options granted pursuant to this plan that expire or become unexercisable for any reason without having been exercised in full will be available for future grant and issuance under the 1997 Equity Incentive Plan. As of December 31, 2001, options to purchase a total of 116,840 shares are outstanding under this plan and there are no shares reserved for issuance.

(ii) 1997 Equity Incentive Plan

The 1997 Equity Incentive Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company. The exercise price of all incentive stock options must be no less than the fair market value of the Company’s Common Stock on the date of grant and the exercise price of all nonqualified stock options must be at a price not less than 85% of such fair market value. The options generally are granted for a ten-year term and vest over a five-year period. Any authorized shares not issued or subject to outstanding grants under the 1989 Plan on August 4, 1997 and any shares that are issuable upon exercise of options granted pursuant to the 1989 Plan that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the 1997 Equity Incentive Plan. As of December 31, 2001, options to purchase a total of 3,534,269 shares are outstanding under this plan and there are 1,006,490 shares reserved for issuance.

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2001, the Board of Directors approved an amendment to the 1997 Equity Incentive Plan to increase the number of shares of common stock authorized and reserved for issuance under the plan by 1,400,000 (from 3,000,000 to 4,400,000 shares) and the Company’s stockholders approved the amendment in May 2001.

(iii) 1997 Directors Stock Option Plan

The 1997 Directors Stock Option Plan provides for grants of nonqualified stock options to certain non-employee directors of the Company. The exercise price per share of all options granted under the plan must be equal to the fair market value of the Company’s common stock on the date of grant. The options generally are granted for a ten-year term and vest over a three-year period. As of December 31, 2001, options to purchase a total of 345,000 shares are outstanding under this plan and there are 55,000 shares reserved for issuance.

      A summary of stock option transactions under the plans indicated at (i), (ii) and (iii) follows:

			Weighted
			Average
	Range of	Number of	Exercise
	Exercise Prices	Options	Price

Outstanding as of December 31, 1998	$ 1.47 to $31.75	2,904,924	$18.73
Exercised	1.47 to 27.00	(365,867)	6.14
Granted	15.00 to 34.69	1,799,100	18.71
Canceled	1.47 to 34.69	(417,137)	24.95

Outstanding as of December 31, 1999	$ 1.47 to $34.69	3,921,020	$19.23
Exercised	1.47 to 26.38	(354,050)	2.55
Granted	10.63 to 19.63	1,143,550	12.51
Canceled	3.04 to 34.69	(1,147,190)	21.36

Outstanding as of December 31, 2000	$ 3.04 to $34.69	3,563,330	$18.05
Exercised	3.04 to 26.38	(211,650)	13.49
Granted	12.06 to 23.61	932,200	19.67
Canceled	3.04 to 34.69	(287,771)	18.88

Outstanding as of December 31, 2001	$ 3.04 to $31.75	3,996,109	$18.61

Total number of shares exercisable at December 31, 2001	$ 3.04 to $31.75	1,414,217	$19.93

      The weighted average grant date fair value of the options granted in 2001, 2000, and 1999 was $7.92, $4.99, and $7.81, respectively. At December 31, 2001, 1,061,490 options were available for grant from all plans.

      Stock options outstanding as of December 31, 1999 and 2000 have been restated to account for options not previously recorded.

      Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company is required to disclose the pro forma effects on net income and net income per share as if the Company had elected to use the fair value approach to account for all of its employee stock-based compensation plans. Had compensation cost for the Company’s plans been determined in a manner consistent with the fair value approach enumerated in SFAS No. 123, the Company’s pro forma net income and pro forma net income per share for the years

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2001, 2000 and 1999, would have been reduced to the pro forma amounts indicated below (in thousands):

	December 31,

	2001	2000	1999

Pro forma net income:
As reported	$6,523	$38,941	$36,433
Adjusted pro forma	3,157	35,721	33,193
Net income per common share (basic):
As reported	$0.28	$1.68	$1.60
Adjusted pro forma	0.14	1.54	1.45
Net income per common share (diluted):
As reported	$0.27	$1.66	$1.55
Adjusted pro forma	0.13	1.53	1.42

      In 2001, 2000 and 1999, the Company calculated the fair value of options using the Black-Scholes option-pricing model. The assumptions used were as follows:

	2001	2000	1999

Weighted-average risk free interest rate	4.19%	6.12%	5.21%
Expected life (years)	4	3	3
Volatility	45.0%	50.0%	55.0%
Dividend yield	—	—	—

      The following table summarizes information about stock options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable

	Number	Weighted-Average		Number	Weighted-
	of	Remaining	Weighted-Average	of	Average
Range of Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$3.04 - 3.04	2,000	3.6	$3.04	2,000	$3.04
$5.03 - 7.36	74,440	4.6	6.59	74,440	6.59
$8.09 - 12.13	635,551	8.5	11.32	112,691	10.88
$12.19 - 18.06	1,302,301	7.8	16.01	450,554	16.56
$18.50 - 27.25	1,874,917	7.8	22.75	688,812	23.95
$28.00 - 31.75	106,900	6.6	29.46	85,720	29.24

$3.04 - 31.75	3,996,109	7.8	$18.61	1,414,217	$19.93

Note 13.     Retirement Savings Plan

      In October 1998, the Company established a defined-contribution savings plan under Section 401K of the Internal Revenue Code. This savings plan allows eligible U.S. employees to contribute up to 15% of their compensation on a pre-tax basis. The Company matches 50% of the first four percent of the employees’ contribution. Such matching Company contributions are vested incrementally over five years. All of the Company’s subsidiaries have similar retirement savings plans in the respective countries. The charge to operating income for the Company’s matching contribution was approximately $1,937,000, $983,000 and $837,000 in 2001, 2000 and 1999, respectively.

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.     Income Taxes

      Deferred taxes are provided, where warranted, to reflect the future tax consequences of differences between the financial reporting and tax reporting of various assets and liabilities; these differences will be either taxable or deductible when the related assets and liabilities are recovered or settled. The income tax benefits related to the exercise of stock options reduces taxes currently payable and is credited to additional paid-in capital. Such amounts approximated $474,000, $232,000 and $1,895,000 for 2001, 2000 and 1999, respectively.

      Income before income tax expense includes the following components (in thousands):

	2001	2000	1999

United States	$6,189	$37,746	$35,040
Foreign	5,574	18,346	12,741

Total	$11,763	$56,092	$47,781

      Income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999, consisted of (in thousands):

	2001			2000			1999

	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total

Federal	$2,129	$336	$2,465	$17,147	$(3,545)	$13,602	$9,733	(1,960)	$7,773
State	(277)	907	630	3,058	(293)	2,765	2,675	(145)	2,530
Foreign	2,454	(309)	2,145	1,292	(508)	784	(460)	1,505	1,045

	$4,306	$934	$5,240	$21,497	$(4,346)	$17,151	$11,948	$(600)	$11,348

      The total income tax expense differed from the amount computed by applying the federal statutory income tax rate of 35% to income before taxes as a result of the following (in thousands):

	Year Ended December 31,

	2001	2000	1999

Computed tax expense at federal statutory rate	$4,117	$19,632	$16,723
Foreign tax rate differential	1,665	(6,594)	(1,008)
Puerto Rico possessions tax credit	(1,077)	(597)	(5,298)
State taxes	630	1,988	1,510
Other permanent differences	(95)	2,722	(579)

	$5,240	$17,151	$11,348

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,

	2001	2000	1999

Deferred tax assets:
Net operating loss carryforwards	$—	$—	$870
Accounts receivable, principally due to allowance for doubtful accounts	96	186	223
Inventories, principally due to reserves and additional costs capitalized for tax purposes	5,253	4,006	2,071
State taxes	154	1,193	783
Other accrued liabilities	2,766	2,904	652

Total gross deferred tax assets	8,269	8,289	4,599
Deferred tax liabilities:
Puerto Rico tollgate tax	(1,171)	(1,171)	(1,171)
Puerto Rico profit split and basis difference	(267)	(267)	(267)
Other basis differences	(383)	(352)	(334)
Depreciation of property and equipment	(2,573)	(3,558)	(4,232)

Total gross deferred tax liability	(4,394)	(5,348)	(6,004)

Total net deferred tax asset (liability)	$3,875	$2,941	$(1,405)

      As of December 31, 2001, deferred taxes were not provided on approximately $55,746,000 of cumulative foreign unremitted earnings, which are expected to remain invested indefinitely. Applicable foreign income taxes have been provided for. Although it is not practical to estimate the amount of additional tax which might be payable on the foreign unremitted earnings, credits for foreign income taxes paid will be available at tax rates substantially equal to any U.S. tax liability.

      As of December 31, 2001, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

Note 15.     Related Party Transactions

      On October 25, 2000, the Company entered into an employment agreement with Sidney B. Landman, the Company’s Vice-President Finance, Chief Financial Officer, Treasurer and Secretary. Under this agreement, the Company agreed to extend a $300,000 loan to Mr. Landman in connection with his purchase of a new residence in May 2001. The loan is interest free, secured by a purchase money second deed of trust on a new residence, and will be forgiven upon Mr. Landman’s completion of five consecutive years of employment with the Company. The loan is due and payable in full within ninety days after Mr. Landman’s voluntary resignation or termination by the Company for “Cause” (as defined in Mr. Landman’s employment agreement), or Mr. Landman’s agreement to sell, convey, transfer, dispose of, or further encumber the new residence. Pursuant to the employment agreement, the Company also agreed to reimburse Mr. Landman for all costs incurred to relocate his residence, which amounted to approximately $59,000.

      On August 8, 2001, we entered into an employment agreement with Stephen J. Fanning, our newly appointed President, Chief Executive Officer and member of the Board of Directors. Under this employment agreement, we agreed to extend a $1,125,000 loan to Mr. Fanning in connection with his purchase of a new residence. The loan will be interest free, secured by a purchase money second deed of trust on a new residence. A portion of the loan in the amount of approximately $308,000 will be forgiven each year upon Mr. Fanning’s

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first, second and third anniversaries of his employment with the company, so long as Mr. Fanning remains continuously employed with the company. Should Mr. Fanning sell, convey, transfer, dispose of, or further encumber his new residence, this loan will be due a payable in full within ninety days of such sale, conveyance, disposition or encumbrance. If Mr. Fanning voluntary resigns or is terminated by us for “Cause” (as defined in Mr. Fanning’s employment agreement), the loan will become due and payable in full within 180 days of such resignation or termination. Pursuant to the employment agreement, the Company also agreed to reimburse Mr. Fanning for all costs incurred to relocate his residence, which amounted to approximately $92,000.

      On November 27, 2000, the Company entered into an employment agreement whereby the Company agreed to extend a $200,000 loan to the employee in connection with the purchase of a residence in 2001. The loan is interest free, secured by a deed of trust on the residence. $100,000 of the loan will be forgiven after five years of employment with the Company. The remaining $100,000 will be due in November 2005. If the employee resigns or is terminated for cause, the loan will become due and payable in full within 90 days of such resignation or termination. If the employee is terminated for business related issues, the $100,000 of the loan that would be forgiven in five years will be amortized and forgiven based on length of employment. In 2002, the employee terminated employment with the Company. The Company plans to extend the due date of the loan to the end of fiscal 2002.

      A director of the Company, who is also the brother of the Chairman of the Board of Directors, is a partner in a law firm, which has provided legal services to the Company since its formation. The Company made payments for legal services of approximately $54,000, $42,000 and $15,000 in the years ended December 31, 2001, 2000, and 1999, respectively.

      Edgar J. Cummins, a Board of Director, received a payment in the amount of $250,000 in connection with his role as a consultant in the acquisition of the contact lens business from Essilor International (Compagnie Generale d’Optique) S.A. He also received a payment in the amount of $45,000 in connection with his role as a consultant in the proposed merger with Wesley Jessen VisionCare, Inc., which was later terminated.

Note 16.     Enterprise Wide Disclosures

      The Company, which operates in a single operating segment, designs, manufactures and distributes contact lenses. Sales to one major customer amounted to approximately 9%, 14% and 10% of total net sales for the years ended December 31, 2001, 2000 and 1999, respectively. United States export sales approximated 10.0%, 10.7%, and 3.5% of net sales for the years ended December 31, 2001, 2000, and 1999, respectively. The geographic presentation of net sales is based on the origin of the sale. The “Europe” category consists of geographic presentations of France, Netherlands, Germany, Switzerland, Denmark and Hungary. The

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Other” category consists of geographic presentations of Canada and Australia. The geographic distributions of the Company’s net sales, income from operations, and identifiable net assets are as follows (in thousands):

	United	United
	States	Kingdom	Barbados	Europe	Other	Eliminations	Consolidated

December 31, 2001
Sales to unaffiliated customers	$186,790	$29,039	$—	$26,952	$11,074	$—	$253,855
Intercompany sales	58,288	58,303	137,504	35	—	(254,130)	—

Total net sales	$245,078	$87,342	$137,504	$26,987	$11,074	$(254,130)	$253,855

Income from operations	$(3,750)	$(6,123)	$55,223	$2,892	$(1,631)	$(34,933)	$11,678

Long-lived assets	$254,024	$76,608	$171,891	$2,720	$1,355	$(328,520)	$178,078

December 31, 2000
Sales to unaffiliated customers	$141,155	$25,456	$—	$—	$11,142	$—	$177,753
Intercompany sales	45,369	38,553	82,427	—	—	(166,349)	—

Total net sales	$186,524	$64,009	$82,427	$—	$11,142	$(166,349)	$177,753

Income from operations	$2,855	$(4,585)	$40,985	$—	$(403)	$(6,044)	$32,808

Long-lived assets	$177,241	$66,295	$127,169	$—	$1,484	$(244,529)	$127,660

December 31, 1999
Sales to unaffiliated customers	$135,642	$30,430	$—	$—	$10,582	$—	$176,654
Intercompany sales	49,980	37,951	48,921	—	—	(136,852)	—

Total net sales	$185,622	$68,381	$48,921	$—	$10,582	$(136,852)	$176,654

Income from operations	$28,666	$4,658	$4,993	$—	$329	$7,097	$45,743

Long-lived assets	$144,240	$60,077	$88,394	$—	$1,529	$(183,866)	$110,374

Note 17.     Litigation

Puerto Rico

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

      Various other legal actions arising in the normal course of business have been brought against the Company and certain of its subsidiaries. Management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company’s financial position or results of operations.

Note 18.     Commitments

      Commitments for the remodeling of existing facilities, construction of new facilities and purchase of capital equipment over the next year were approximately $5,044,000 as of December 31, 2001.

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19.     Subsequent Event (unaudited)

      On March 11, 2002, the Company entered into an agreement to acquire certain assets of Seiko Contactlens, Inc. for approximately $21 million. As part of the acquisition, the Company intends to hire approximately 70 Seiko Contactlens sales and administrative personnel. The transaction is expected to close during the second quarter of 2002. Seiko Contactlens is currently the Company’s distributor in Japan. The Company plans to draw down on its credit facility from Comerica Bank in order to acquire the assets from Seiko ContactLens, Inc.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Ocular Sciences, Inc.:

      We have audited the accompanying consolidated balance sheets of Ocular Sciences, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocular Sciences, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

San Francisco, California
February 5, 2002

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

      (a) The following documents are filed as part of this Report:

(1) Financial Statements and Schedules. The following Consolidated Financial Statements of the Company are incorporated by reference from Part II, Item 8 of this Form 10-K:

(2) Financial Statement Schedules. The following financial statement schedule of the Company for the years ended December 31, 2001, 2000 and 1999 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

Schedule	Page

II. Valuation and Qualifying Accounts	71
Report of KPMG LLP on Schedule	72

      All Other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the notes thereto.

(3) Exhibits

Exhibit
Number	Description

2.01	Form of Agreement and Plan of Merger by and between O.S.I. Corporation, a California corporation, and Registrant (incorporated by reference to Exhibit 2.01 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
3.01	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit
Number	Description

3.02	Certificate of Designation of Preferred Stock (incorporated by reference to Exhibit 3.02 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
3.04	Bylaws of the Company (incorporated by reference to Exhibit 3.04 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
4.01	Registration Rights Agreement dated as of October 30, 1992 by and among the Registrant and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
4.02	Amendment to Registration Rights Agreement and Shareholders’ Agreement dated as of February 27, 1997 by and among the Registrant and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
10.01	The Company’s 1989 Stock Option Plan adopted July 21, 1989, as amended November 30, 1994 (incorporated by reference to Exhibit 10.01 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
10.02	The Company’s 1997 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-65546)).
10.03	The Company’s 1997 Amended and Restated Directors Stock Option Plan (incorporated by reference to Exhibit 10.03 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2000).
10.04	The Company’s 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.05 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
10.05	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 10.06 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
10.06	Settlement Agreement and Release dated as of February 27, 1997 between Aspect Vision Care Ltd., New Focus Health Care Ltd., Geoffrey Galley, Anthony Galley, Barrie Bevis, Albert Morland, Ivor Atkinson and Wilfred Booker, Sciences Ltd., O.S.I. Corporation and John Fruth (incorporated by reference to Exhibit 10.08 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/ A (No. 333-27421)).*
10.07	Amendment to Settlement Agreement and Release dated as of February 27, 1997 between the parties to the Settlement Agreement and Contact Lens Technologies Ltd (incorporated by reference to Exhibit 10.09 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/ A (No. 333- 27421)).
10.08	Patent License Agreement dated February 27, 1997 by and between Ocular Sciences Ltd. and certain persons referred to therein as the Patent Owners (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
10.09	Lease for 475 — 479 Eccles Avenue dated May 18, 1995, between Stanley D. McDonald, Norman H. Scherdt, Herbert A. West and McDonald Ltd. as “Landlord” and O.S.I. Corporation as “Tenant‘ (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
10.10	Lease for Santa Isabel, Puerto Rico Kingdom dated September 14, 1984, between The Puerto Rico Industrial Development Company as “Landlord” and O.S.I. Puerto Rico Corporation as “Tenant,” as amended (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
10.11	Counterpart Underlease of Distribution Depot dated November 30, 1995 among Boots the Chemist Limited as “Landlord,” Ocular Sciences Limited as “Tenant” and O.S.I. Corporation as “Guarantor‘ (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).

Exhibit
Number	Description

10.12	Amended and Restated Credit Agreement among Ocular Sciences, Inc., Ocular Sciences Puerto Rico, Inc. and Comerica Bank — California dated November 7, 1997 and exhibits thereto (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-46669)).
10.13	Amendment Number Two to Amended and Restated Credit Agreement among the Company, Ocular Sciences Puerto Rico, Inc. and Comerica Bank — California, dated April 27, 1999 (incorporated by reference to Exhibit 5.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.14	Amendment Number Three to Amended and Restated Credit Agreement among the Company, Ocular Sciences Puerto Rico, Inc. and Comerica Bank — California, dated June 28, 1999 (incorporated by reference to Exhibit 5.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.15	Amendment Number Four to Amended and Restated Credit Agreement among the Company, Ocular Sciences Puerto Rico, Inc. and Comerica Bank — California, dated October 14, 1999 (incorporated by reference to Exhibit 5.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.16	Amended and Restated Inter-Company Loan Agreement between the Company and Precision Lens Manufacturing and Technology, Inc., dated June 1, 1999 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2000).
10.17	Separation Agreement and General Release dated April 20, 2000 between Norwick Goodspeed and the Company (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.18	Lease of Unit 10 The Quadrangle Abbey Park Industrial Estate Romsey Hampshire dated August 19, 1997 between Ocular Sciences Limited and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-46669)).
10.19	Construction and Lease Contract dated June 29, 1998 between Ocular Sciences Puerto Rico, Inc. and Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.20	First Amendment to Lease for 475 — 479 Eccles Avenue dated January 25, 1999, between Stanley D. McDonald, Mary Lee Scheidt, Herbert A. West, and McDonald Ltd. as “Landlord” and O.S.I. Corporation as “Tenant” (incorporated by reference to the Exhibits to Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.21	Second Lease Amendment for 475 Eccles Avenue dated June 14, 2001, between Stanley D. McDonald, Mary Lee Scheidt, Herbert A. West, McDonald Ltd. and the Company.
10.22	Third Amendment to Lease for 475 Eccles Avenue dated July 1, 2001, between The Norman & Mary Lee Scheidt Revocable Trust A, Mary Lee Scheidt, Trustee; The Norman & Mary Lee Scheidt Trust C, Mary Lee Scheidt, Trustee; The West Famuly Trust — 2000, u/t/a dated June 20, 2000, Herbert A. West and Jan H. West, Trustees; the Stanley D. & Barbara J. McDonald Family Living Trust u/t/a/ dated 7/25/96, Stanley D. McDonald, Trustee; McDonald Ltd. and the Company.
10.23	Lease of Unit One School Lane Chandlers Ford Industrial Estate Chandlers Ford Hampshire dated May 20, 1999 between Ocular Sciences UK Limited, the Company and Le Gallais’ Real Estates (Overseas) Limited (incorporated by reference to the Exhibits Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.24	Consulting Agreement dated June 7, 2000 between Ed Cummins and the Company (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.25	Agreement and Plan of Merger dated March 19, 2000, among Wesley Jessen VisionCare Inc., OSI Acquisition Corp. and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Schedule 13D filed on March 29, 2000).

Exhibit
Number	Description

10.26	Lease of Concord Gateway Two, Suite 700, dated December 12, 2000 between the Company and Sierra Pacific Properties, Inc.
10.27	Lease Addendum dated January 1, 2001 between the Company and Sierra Pacific Properties, Inc.
10.28	Employment Agreement dated August 8, 2001 between Stephen Fanning and the Company (incorporated by reference from Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001).
10.29	Amendment of Employment Agreement dated December 1, 2001 between Stephen Fanning and the Company.
10.30	Employment Agreement dated October 25, 2000 between Sidney Landman and the Company.
21.01	List of Subsidiaries.
23.01	Consent of KPMG LLP, Independent Certified Public Accountants.
24.01	Power of Attorney ((Included in Part IV of this Form 10-K)).

*	Confidential treatment has been requested from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

      (b) Reports on Form 8-K:

      None.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End
	of Period	Expenses	Accounts	Deductions		of Period

Year Ended December 31, 2001
Allowance for sales returns and doubtful accounts receivable	1,494	615	—	280	(1)	2,389
Provision for excess and obsolete inventory	2,725	2,038	—	(746)	(2)	4,017
Year Ended December 31, 2000
Allowance for sales returns and doubtful accounts receivable	1,674	831	—	(1,011	)(1)	1,494
Provision for excess and obsolete inventory	2,691	1,634	—	(1,600	)(2)	2,725
Year Ended December 31, 1999
Allowance for sales returns and doubtful accounts receivable	2,085	12	—	(423	)(1)	1,674
Provision for excess and obsolete inventory	2,652	1,485	—	(1,446	)(2)	2,691

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Discontinued, expired, damaged and scrap inventory.

INDEPENDENT AUDITORS’ REPORT ON SCHEDULE

The Board of Directors and Stockholders

Ocular Sciences, Inc.:

      Under the date of February 5, 2002, we reported on the consolidated balance sheets of Ocular Sciences, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

San Francisco, California

February 5, 2002

SIGNATURES

      Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 31st day of March, 2002.

OCULAR SCIENCES, INC.

BY:	/s/ SIDNEY B. LANDMAN

SIDNEY B. LANDMAN
Vice President, Finance, Chief Financial Officer,
Secretary and Treasurer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Stephen Fanning, Sidney B. Landman, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof

      In accordance with the requirements of the Securities Act, this Report on Form 10-K was signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ STEPHEN J. FANNING. Stephen J. Fanning	Chief Executive Officer, President and Director	March 31, 2002

Principal Financial and Principal Accounting Officer:

/s/ SIDNEY B. LANDMAN Sidney B. Landman	Vice President, Finance, Chief Financial Officer, Secretary and Treasurer	March 31, 2002

Directors:

/s/ JOHN D. FRUTH John D. Fruth	Chairman of the Board of Directors	March 31, 2002

/s/ EDGAR J. CUMMINS Edgar J. Cummins	Director	March 31, 2002

Signature	Title	Date

/s/ TERENCE M. FRUTH Terence M. Fruth	Director	March 31, 2002

/s/ WILLIAM R. GRANT William R. Grant	Director	March 31, 2002

/s/ TERRANCE GREGG Terrance Gregg	Director	March 31, 2002

/s/ FRANCIS R. TUNNEY, JR. Francis R. Tunney, Jr.	Director	March 31, 2002

EXHIBIT INDEX

Exhibit
Number	Description

2.01	Form of Agreement and Plan of Merger by and between O.S.I. Corporation, a California corporation, and Registrant (incorporated by reference to Exhibit 2.01 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
3.01	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
3.02	Certificate of Designation of Preferred Stock (incorporated by reference to Exhibit 3.02 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
3.04	Bylaws of the Company (incorporated by reference to Exhibit 3.04 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
4.01	Registration Rights Agreement dated as of October 30, 1992 by and among the Registrant and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
4.02	Amendment to Registration Rights Agreement and Shareholders’ Agreement dated as of February 27, 1997 by and among the Registrant and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 4.02 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
10.01	The Company’s 1989 Stock Option Plan adopted July 21, 1989, as amended November 30, 1994 (incorporated by reference to Exhibit 10.01 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
10.02	The Company’s 1997 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-65546)).
10.03	The Company’s 1997 Amended and Restated Directors Stock Option Plan (incorporated by reference to Exhibit 10.03 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2000).
10.04	The Company’s 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.05 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
10.05	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 10.06 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
10.06	Settlement Agreement and Release dated as of February 27, 1997 between Aspect Vision Care Ltd., New Focus Health Care Ltd., Geoffrey Galley, Anthony Galley, Barrie Bevis, Albert Morland, Ivor Atkinson and Wilfred Booker, Sciences Ltd., O.S.I. Corporation and John Fruth (incorporated by reference to Exhibit 10.08 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/ A (No. 333-27421)).*
10.07	Amendment to Settlement Agreement and Release dated as of February 27, 1997 between the parties to the Settlement Agreement and Contact Lens Technologies Ltd (incorporated by reference to Exhibit 10.09 to Amendment No. 1 to the Company’s Registration Statement on Form S-1/ A (No. 333-27421)).
10.08	Patent License Agreement dated February 27, 1997 by and between Ocular Sciences Ltd. and certain persons referred to therein as the Patent Owners (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
10.09	Lease for 475 — 479 Eccles Avenue dated May 18, 1995, between Stanley D. McDonald, Norman H. Scherdt, Herbert A. West and McDonald Ltd. as “Landlord” and O.S.I. Corporation as “Tenant‘ (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
10.10	Lease for Santa Isabel, Puerto Rico Kingdom dated September 14, 1984, between The Puerto Rico Industrial Development Company as “Landlord” and O.S.I. Puerto Rico Corporation as “Tenant,” as amended (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).

Exhibit
Number	Description

10.11	Counterpart Underlease of Distribution Depot dated November 30, 1995 among Boots the Chemist Limited as “Landlord,” Ocular Sciences Limited as “Tenant” and O.S.I. Corporation as “Guarantor‘ (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-27421)).
10.12	Amended and Restated Credit Agreement among Ocular Sciences, Inc., Ocular Sciences Puerto Rico, Inc. and Comerica Bank — California dated November 7, 1997 and exhibits thereto (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-46669)).
10.13	Amendment Number Two to Amended and Restated Credit Agreement among the Company, Ocular Sciences Puerto Rico, Inc. and Comerica Bank — California, dated April 27, 1999 (incorporated by reference to Exhibit 5.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.14	Amendment Number Three to Amended and Restated Credit Agreement among the Company, Ocular Sciences Puerto Rico, Inc. and Comerica Bank — California, dated June 28, 1999 (incorporated by reference to Exhibit 5.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.15	Amendment Number Four to Amended and Restated Credit Agreement among the Company, Ocular Sciences Puerto Rico, Inc. and Comerica Bank — California, dated October 14, 1999 (incorporated by reference to Exhibit 5.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.16	Amended and Restated Inter-Company Loan Agreement between the Company and Precision Lens Manufacturing and Technology, Inc., dated June 1, 1999 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2000).
10.17	Separation Agreement and General Release dated April 20, 2000 between Norwick Goodspeed and the Company (incorporated by reference to Exhibit 10.02 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.18	Lease of Unit 10 The Quadrangle Abbey Park Industrial Estate Romsey Hampshire dated August 19, 1997 between Ocular Sciences Limited and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-46669)).
10.19	Construction and Lease Contract dated June 29, 1998 between Ocular Sciences Puerto Rico, Inc. and Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.20	First Amendment to Lease for 475 — 479 Eccles Avenue dated January 25, 1999, between Stanley D. McDonald, Mary Lee Scheidt, Herbert A. West, and McDonald Ltd. as “Landlord” and O.S.I. Corporation as “Tenant” (incorporated by reference to the Exhibits to Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.21	Second Lease Amendment for 475 Eccles Avenue dated June 14, 2001, between Stanley D. McDonald, Mary Lee Scheidt, Herbert A. West, McDonald Ltd. and the Company.
10.22	Third Amendment to Lease for 475 Eccles Avenue dated July 1, 2001, between The Norman & Mary Lee Scheidt Revocable Trust A, Mary Lee Scheidt, Trustee; The Norman & Mary Lee Scheidt Trust C, Mary Lee Scheidt, Trustee; The West Famuly Trust — 2000, u/t/a dated June 20, 2000, Herbert A. West and Jan H. West, Trustees; the Stanley D. & Barbara J. McDonald Family Living Trust u/t/a/ dated 7/25/96, Stanley D. McDonald, Trustee; McDonald Ltd. and the Company.
10.23	Lease of Unit One School Lane Chandlers Ford Industrial Estate Chandlers Ford Hampshire dated May 20, 1999 between Ocular Sciences UK Limited, the Company and Le Gallais’ Real Estates (Overseas) Limited (incorporated by reference to the Exhibits Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit
Number	Description

10.24	Consulting Agreement dated June 7, 2000 between Ed Cummins and the Company (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.25	Agreement and Plan of Merger dated March 19, 2000, among Wesley Jessen VisionCare Inc., OSI Acquisition Corp. and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Schedule 13D filed on March 29, 2000).
10.26	Lease of Concord Gateway Two, Suite 700, dated December 12, 2000 between the Company and Sierra Pacific Properties, Inc.
10.27	Lease Addendum dated January 1, 2001 between the Company and Sierra Pacific Properties, Inc.
10.28	Employment Agreement dated August 8, 2001 between Stephen Fanning and the Company (incorporated by reference from Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 31, 2001).
10.29	Amendment of Employment Agreement dated December 1, 2001 between Stephen Fanning and the Company.
10.30	Employment Agreement dated October 25, 2000 between Sidney Landman and the Company.
21.01	List of Subsidiaries.
23.01	Consent of KPMG LLP, Independent Certified Public Accountants.
24.01	Power of Attorney (Included in Part IV of this Form 10-K).

* Confidential treatment has been requested from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.