Form 10-Q
period 2002-03-31
OCULAR SCIENCES INC /DE/
filed 2002-05-15
CIK 882484

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____ to ____

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES        NO .

As of April 29, 2002, there were outstanding 23,548,656 shares of the registrant’s Common Stock, par value $0.001 per share.

OCULAR SCIENCES, INC.

PART I – FINANCIAL INFORMATION

Item I. Financial Statements

OCULAR SCIENCES, INC.
Condensed Consolidated Balance Sheets – (unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2002	2001

ASSETS

Current Assets:

Cash and cash equivalents	$4,285	$7,789

Accounts receivable, less allowance for sales returns and doubtful accounts of $2,019 and $2,389 for 2002 and 2001, respectively	54,045	46,696

Inventories	47,767	46,772

Prepaid expenses and other current assets	16,292	24,721

Total Current Assets	122,389	125,978

Property and equipment, net	134,124	128,157

Intangible assets, net	44,416	45,765

Loans to officers and employees	1,404	1,505

Long-term investments	269	280

Other assets	2,035	2,652

Total Assets	$304,637	$304,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$9,551	$14,474

Accrued liabilities	33,770	34,155

Current portion of long-term debt	11,730	12,660

Total Current Liabilities	55,051	61,289

Deferred income taxes	3,964	4,394

Other liabilities	2,148	5,375

Long-term debt, less current portion	3,288	3,388

Total Liabilities	64,451	74,446

Commitments and contingencies

Stockholders’ Equity:

Preferred stock, $0.001 par value; 4,000,000 shares authorized; none issued	—	—

Common stock, $0.001 par value; 80,000,000 shares authorized; 23,551,746 and 23,457,185 shares issued and outstanding for 2002 and 2001, respectively	24	24

Additional paid-in capital	86,820	85,025

Retained earnings	158,717	148,624

Accumulated other comprehensive income (loss)	(5,375)	(3,782)

Total Stockholders’ Equity	240,186	229,891

Total Liabilities and Stockholders’ Equity	$304,637	$304,337

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
Condensed Consolidated Statements of Income – (unaudited)
(In thousands, except share and per share data)

	Three months ended
	March 31,

	2002	2001

Net sales	$60,811	$50,051

Cost of sales	27,330	21,653

Gross profit	33,481	28,398

Selling and marketing expenses	10,137	8,643

General and administrative expenses	10,032	7,997

Research and development expenses	1,018	1,541

Acquired in-process research and development expenses	—	4,150

Income from operations	12,294	6,067

Interest expense	(341)	(117)

Interest income	26	598

Other income (expense)	330	(29)

Income before taxes	12,309	6,519

Income taxes	(2,216)	(1,702)

Net income	$10,093	$4,817

Net income per share data:

Net income per share (basic)	$0.43	$0.21

Net income per share (diluted)	$0.41	$0.20

Weighted average common shares outstanding	23,498,971	23,310,572

Weighted average diluted potential common shares under the treasury stock method	950,115	317,921

Total weighted average common and dilutive potential common shares outstanding	24,449,086	23,628,493

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Three months ended March 31,

	2002	2001

Cash flows from operating activities:

Net income	$10,093	$4,817

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	4,754	4,221

Amortization of loans to officers and employees	101	—

Income tax benefits from stock options exercised	249	23

Provision for (charges to) sales returns and doubtful accounts	(110)	34

Provision for excess and obsolete inventory	280	367

Loss on sale/disposal of property and equipment	119	—

Exchange (gain) loss	(447)	68

Acquired in-process research and development	—	4,150

Deferred income taxes	(430)	(644)

Changes in operating assets and liabilities:

Accounts receivable	(7,239)	(3,353)

Inventories	(1,275)	(7,564)

Prepaid expenses, other current and non-current assets	9,046	(759)

Accounts payable	(4,922)	6,537

Accrued and other liabilities	(3,948)	2,341

Income and other taxes payable	1,310	(1,168)

Net cash provided by operating activities	7,581	9,070

Cash flows from investing activities:

Purchase of property and equipment	(10,465)	(6,368)

Sales and maturities of short and long-term investments	9	5,530

Payment for acquisition, net of cash acquired	—	(48,272)

Net cash used in investing activities	(10,456)	(49,110)

Cash flows from financing activities:

Proceeds from issuance of short-term debt	15,000	—

Repayment of short and long-term debt	(15,000)	(300)

Repayment of capital lease obligation	(1,030)	(234)

Proceeds from issuance of common stock	1,546	41

Net cash provided by (used in) financing activities	516	(493)

Effect of exchange rate changes on cash and cash equivalents	(1,145)	(882)

Net decrease in cash and cash equivalents	(3,504)	(41,415)

Cash and cash equivalents at beginning of period	7,789	55,109

Cash and cash equivalents at end of period	$4,285	$13,694

Supplementary cash flow information:

Cash paid during the year for:

Interest	$272	$47

Taxes	$906	$2,870
Supplementary disclosure of non-cash investing and financing activities:

Adjustment to liabilities assumed in connection with the Essilor acquisition	$974	$—

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Preparation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America, for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our financial condition as of March 31, 2002 and the results of our operations and comprehensive income and our cash flows for the three-month periods ended March 31, 2002 and 2001. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001, including notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 2 – New Accounting Standards

         The Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) issued EITF 00-14, “Accounting for Certain Sales Incentives”, effective January 1, 2002. This Issue requires that costs related to consumer coupons to be classified as a reduction of revenue. Comparable amounts in prior years are required to be reclassified in accordance with this Issue. We reclassified as deductions in net sales approximately $173,000 of marketing expenses which were previously classified as selling and marketing expenses in the first quarter of 2001.

         EITF also issued EITF 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services”, effective January 1, 2002. This Issue requires that certain of our customer promotional incentive payments, primarily cooperative merchandising allowances, to be classified as a reduction of revenue. Comparable amounts in prior years are required to be reclassified in accordance with this Issue. We reclassified as deductions in net sales approximately $6.6 million of cooperative merchandising allowances which were previously classified as selling and marketing expenses in the first quarter of 2001.

         In July 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides guidance on how to account for goodwill and certain intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life intangible assets can no longer be amortized but instead should be periodically tested for impairment. This statement applies to existing goodwill and intangible assets beginning with fiscal years starting after December 15, 2001. The Company reevaluated its intangible asset lives and no adjustment to the useful life was determined to be necessary. In accordance with Statement No. 142, the Company intends to complete a transitional goodwill impairment test by June 30, 2002 and does not anticipate recognizing an impairment loss. Going forward, the annual impairment test required by SFAS No. 142 will be performed in the fourth quarter. No reclassification of intangible assets apart from goodwill was necessary as a result of the adoption of Statement No. 142. We have also stopped the amortization of approximately $34.6 million of goodwill and other intangible assets beginning January 1, 2002. This reduction in amortization effective January 1, 2002 may affect the comparability of current period results of operations with prior periods. The following table discloses what reported net income and basic and diluted earnings per share would have been in all periods presented exclusive of amortization expense (including tax related effects, reported in U.S. dollars in thousands, except for per share amounts):

	Three months ended March 31,

	2002	2001

Net income:

Reported net income:	$10,093	$4,817

Add back: Goodwill and assembled workforce amortization, net of tax	—	310

Adjusted net income:	$10,093	$5,127

	Three months ended March 31,

	2002	2001

Basic earnings per share:

Reported net income:	$0.43	$0.21

Goodwill and assembled workforce amortization, net of tax	—	.01

Adjusted net income:	$0.43	$0.22

	Three months ended March 31,

	2002	2001

Diluted earnings per share:

Reported net income:	$0.41	$0.20

Goodwill and assembled workforce amortization, net of tax	—	.02

Adjusted net income:	$0.41	$0.22

         The following table details the change in goodwill (U.S. dollars in thousands):

Balance as of December 31, 2001	$31,965

Adjustment to liabilities assumed in connection with the Essilor acquisition	(974)

Balance as of March 31, 2002	$30,991

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of SFAS No. 143 on its financial statements and related disclosures.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. The Company adopted the provisions of SFAS No. 144 commencing January 1, 2002. The effects of adopting SFAS No. 144 did not have a significant impact on the Company's financial position or results of operations.

Note 3 – Inventories

         Inventories consisted of the following (U.S. dollars in thousands):

	March 31,	December 31,
	2002	2001

Raw materials	$6,824	$6,313

Work in process	4,054	3,866

Finished goods	36,889	36,593

	$47,767	$46,772

Note 4 – Prepaid Expenses and Other Current Assets and Accrued Liabilities

         Prepaid expenses and other current assets consisted of the following (U.S. dollars in thousands):

	March 31,	December 31,
	2002	2001

Refundable taxes	$—	$7,426

Deferred income taxes	7,982	8,269

Value added taxes receivable	—	2,803

Prepaid insurance	2,085	2,472

Prepaid expenses	3,629	1,329

Other current assets	2,596	2,422

	$16,292	$24,721

         Accrued liabilities consisted of the following (U.S. dollars in thousands):

	March 31,	December 31,
	2002	2001

Accrued expenses	$23,898	$28,337

Accrued cooperative merchandising allowances	7,122	5,318

Accrued value added taxes	866	—

Deferred income taxes	74	—

Income taxes payable	1,810	500

	$33,770	$34,155

Note 5 — Comprehensive Income

	Three months ended March 31,

	2002	2001

Net income	$10,093	$4,817

Foreign Currency Translation Adjustment	(1,591)	(836)

Net Unrealized Gains/(Losses) on Investments	(2)	21

Other Comprehensive Loss	(1,593)	(815)

Comprehensive Income	$8,500	$4,002

Note 6 — Earnings Per Share

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

         Options to purchase 801,450 and 2,317,999 shares of our common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $26.10 and $15.52 per share for the three months ended March 31, 2002 and March 31, 2001, respectively.

Note 7 — Acquisition of the Contact Lens Business from Essilor International S. A.

         On February 12, 2001, we acquired the contact lens business of Essilor International (Compagnie Generale d’Optique) S. A. (“Essilor”). We acquired Essilor’s sales and distribution assets of the contact lens business in Europe and the United States and manufacturing facilities in France, the United Kingdom and the United States.

         We have accounted for the acquisition using the purchase method. Accordingly, the operating results of Essilor’s contact lens business form part of our operating results from February 1, 2001.

         The $48,590,000 purchase price for the assets acquired and liabilities assumed was comprised of $44,476,000 in cash and $4,114,000 in acquisition costs. There were no contingent payments, pre-acquisition contingencies or other commitments specified in the acquisition agreement.

         The purchase price was allocated as follows (U.S. dollars in thousands):

Goodwill	$29,647

Inventory, net	6,532

Accounts receivable, net	6,127

Property and equipment	5,627

In-process research and development	4,150

Assembled workforce	3,630

Core technology	3,490

Customer list	2,700

Trade names	1,650

Other assets	649

Liabilities	(15,612)

$48,590

         Included in the liabilities assumed are accruals for costs associated with exiting certain activities and facilities of the acquired Essilor operations that were considered duplicative. This includes accruals for severance costs related to workforce reductions across all functions and exit costs associated with exiting certain facilities, dismantling equipment and other miscellaneous exit costs. Details of the exit costs and severance costs paid and charged against the accrual are presented in the following table (U.S. dollars in thousands):

				Payments
			Accrual as of	made in the	Accrual as of
		2001	December 31,	first quarter	March 31,
	Accruals	Payments	2001	of FY 2002	2002

Severance costs	$7,145	$(442)	$6,703	$(902)	$5,801

Facility costs	1,566	(755)	811	(77)	734

Equipment dismantling costs	250	—	250	(19)	231

Miscellaneous costs	107	—	107	(7)	100

Total	$9,068	$(1,197)	$7,871	$(1,005)	$6,866

         Management began formulating the plans to exit certain activities and facilities of the acquired Essilor operations at the time of the consummation of the acquisition and expects to complete all actions under such plans by the end of 2002.

         The purchase price was more than the fair value of the net assets acquired of approximately $18,943,000, resulting in goodwill of approximately $29,647,000. Customer lists, existing technology and trade names are included as components of intangible assets and are being amortized on a straight-line basis over their useful lives as listed in the table below:

Useful
Intangible Assets	Life

Core technology	10 years

Trade names	12 years

Customer lists	15 years

         The goodwill and the assembled workforce had been amortized using lives of 15 and 7 years, respectively. Such amortization ceased and the assembled workforce was subsumed into goodwill on January 1, 2002, the date upon which the Company adopted SFAS No. 142 (see Note 7).

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

         The following table reflects unaudited proforma combined results of operations of the Company and Essilor on the basis that the acquisition had taken place on January 1, 2001 (U.S. dollars in thousands):

	Three months ended March 31,

	2002	2001

Net Revenues	$60,811	$54,250

Net Income	$10,093	$5,251

Net Income per share:

Basic	$0.43	$0.23

Diluted	$0.41	$0.22

Note 8 — Intangible Assets Subject to Amortization, net

      Intangible assets subject to amortization, net, consisted of the following (U.S. dollars in thousands):

		March 31,	December 31,
	Useful Life	2002	2001

Core technology	10 years	$8,926	$8,926
Patents	17 years	1,150	1,150

		10,076	10,076
Less accumulated amortization		(4,599)	(4,391)

		$5,477	$5,685

Note 9 — Long-term Debt

      As of March 31, 2002, the Company had borrowings under a credit agreement with Comerica Bank. The Comerica credit agreement contains covenants, which, among other things, requires the Company to maintain certain financial ratios. As of March 31, 2002, the Company was not in compliance with one of the financial ratios. Comerica waived their default rights with respect to such non-compliance for the period ending March 31, 2002.

Note 10 — Subsequent Events

Acquisition of Assets of Seiko Contactlens, Inc.

         On March 11, 2002, we entered into an agreement to acquire certain assets of Seiko Contactlens, Inc. (“Seiko Contact Lens”) for approximately $21 million. The purchase was completed on April 1, 2002. As part of the acquisition, we intend to hire approximately 65-70 Seiko Contactlens sales and administrative personnel. Seiko Contactlens is our current and long-time distributor in Japan.

         We will account for the acquisition under the purchase method of accounting and accordingly the operating results of Seiko Contactlens will be included in our consolidated financial statements effective April 1, 2002. The excess of the aggregate purchase price over the fair market value of net assets acquired will be allocated to goodwill and intangible assets based upon estimates of fair value. Certain intangible assets (not including goodwill) have been acquired. The valuation and estimated lives of these intangible assets have not yet been determined.

New Credit Facility

         On April 16, 2002, we completed a new $50 million credit facility, $40 million of which is provided by Comerica Bank and $10 million provided by The Northern Trust Company. These revolving loans mature on April 16, 2009, and bear interest at 0.50% below Comerica’s base rate or 1.00% to 1.50% above the bank’s eurodollar rate depending on our ratio of total funded debt to earnings before interest and taxes plus noncash charges. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of our Barbados and Canadian subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such statements relate to our future performance and plans, results of operations, capital expenditures, acquisitions and operating improvements and costs. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or will occur. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and we may not be able to realize them. Factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include risks associated with the overall economic environment, the integration of the Essilor and Seiko Contactlens businesses, the impact of competitive products and pricing, product demand both domestically and overseas, market receptiveness to various product launches, higher than expected employee turnover, extended manufacturing difficulties, customer bad debts, currency fluctuations, other risks of doing business internationally and the other risks detailed in the sections entitled “Item 1, Business — Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2001, and from time to time our other reports filed with the Securities and Exchange Commission. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. Unless the context otherwise requires, the terms “we”, “us”, and “our” refer to Ocular Sciences, Inc. and its subsidiaries.

ACQUISITION OF THE CONTACT LENS BUSINESS FROM ESSILOR INTERNATIONAL S.A.

         On February 12, 2001, we acquired the contact lens business of Paris-based Essilor International (Compagnie Generale d’Optique) S.A. (“Essilor”). We acquired, among other things, the sales and distribution assets of the contact lens business in Europe and the United States and a number of manufacturing facilities in France, the United Kingdom and the United States. We accounted for the acquisition using the purchase method. Accordingly, the operating results of Essilor form part of our operating results from February 1, 2001. The $48,590,000 purchase price for the acquired assets was comprised of $44,476,000 in cash and $4,114,000 in acquisition costs. Acquired in-process research and development costs of $4,150,000 were expensed in the year ended December 31, 2001, as it was determined that the technology had no alternative uses. There were no contingent payments, pre-acquisition contingencies or other commitments specified in the acquisition agreement.

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

Revenue Recognition

         Revenues are recognized based on the terms of sale with the customer, generally upon product shipment. We have established programs that, under specified conditions, enable our customers to return product. We establish liabilities for estimated returns and allowances at the time revenues are recognized. In addition, accruals for customer discounts and rebates are recorded when revenues are recognized. Amounts billed to customers in sale transactions related to shipping and handling are classified as revenue. In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes certain of the SEC’s views in applying generally accepted accounting principles for revenue recognition in financial statements. Our revenue recognition policies complied with the guidance contained in SAB No. 101 and, therefore, our results of operations were not materially affected.

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

Excess and Obsolete Inventory

         We assess the need for reserves on inventory based on monthly forward projections of sales of products that are updated monthly. Inventories are recorded at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable factory overhead. Provision for potentially obsolete or slow moving inventory is made based upon management’s analysis of inventory levels and forecasted sales. Once inventory is reserved, the reserve can only be relieved by the subsequent sale or scrapping of the inventory.

Cooperative Merchandise Allowance

         In April 2001, the EITF reached a consensus on Issue 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services.” EITF 00-25 addresses the income statement classification of consideration, from a vendor to a reseller, or another party that purchases the vendor’s products. Among its requirements, the consensus requires certain of our customer promotional incentive payments, primarily cooperative merchandising allowances, currently classified as marketing costs to be classified as a reduction of revenue.

         A majority of our promotional expenses are required to be classified as a reduction of revenue with a corresponding reduction in marketing expenses. We reclassified as deductions in net sales approximately $6.6 million of cooperative merchandising allowances which were previously classified as selling and marketing expenses in the first quarter of 2001.

Accounting for Income Taxes

         We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date based on enacted tax laws and statutory tax rates expected to apply in the periods in which the differences are expected to affect taxable income.

         In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, which could materially impact financial position and results of operations.

Valuation of Intangible Assets and Goodwill

         We periodically review long-lived assets, certain identifiable intangibles and goodwill related to these assets for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and For Long-lived Assets to be Disposed Of”.

         For assets to be held and used, including acquired intangibles, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of goodwill and intangible assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur. It is reasonably possible that the estimates of anticipated future gross revenue, the remaining estimated economic life of the products and technologies, or both, could differ from those used to assess the recoverability of these costs and result in a write-down of the carrying amount or a shortened life of acquired intangibles in the future.

         In January 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we have ceased to amortize approximately $34.4 million of goodwill and other intangible assets beginning January 1, 2002. In lieu of amortization, we are required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. We have completed our review during the first quarter of 2002, and have not identified any impairments of goodwill and other intangible assets. However, there can be no assurance that a material impairment charge will not be recorded in the future.

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

New Accounting Pronouncements Adopted

         The Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) issued EITF 00-14, “Accounting for Certain Sales Incentives”, effective January 1, 2002. This Issue requires that costs related to consumer coupons to be classified as a reduction of revenue. Comparable amounts in prior years are required to be reclassified in accordance with this Issue. We reclassified as deductions in net sales approximately $173,000 of marketing expenses which were previously classified as selling and marketing expenses in the first quarter of 2001.

         EITF also issued EITF 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services”, effective January 1, 2002. This Issue requires that certain of our customer promotional incentive payments, primarily cooperative merchandising allowances, to be classified as a reduction of revenue. Comparable amounts in prior years are required to be reclassified in accordance with this Issue. We reclassified as deductions in net sales approximately $6.6 million of cooperative merchandising allowances which were previously classified as selling and marketing expenses in the first quarter of 2001.

         The Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. Under SFAS No. 142, we will no longer amortize goodwill and assembled workforce intangible assets. Adoption of the non-amortization provisions of SFAS No. 142 as of January 1, 2001 would have reduced amortization expense by approximately $310,000 for the quarter ending March 31, 2001. We also completed our initial impairment tests under SFAS No. 142 which supported the carrying values of these assets and, accordingly, no impairment charge resulted from the adoption of SFAS No. 142.

Results of Operations

Net Sales

	Three Months Ended March 31,

	2002	2001	% Change

U.S	$33,211,000	$29,797,000	11.5%

As a percentage of net sales	54.6%	59.5%

International	$27,600,000	$20,254,000	36.3%

As a percentage of net sales	45.4%	40.5%

Net sales	$60,811,000	$50,051,000	21.5%

         Net sales represent gross sales less allowances for returns, cooperative merchandising allowances, trial sets and prompt payment discounts. We recognize sales upon shipment of products to our customers. Discounts and allowances for sales returns are accrued at the time sales are recognized. Cooperative merchandising allowances are reimbursements to encourage the fitting and wearing of our lenses marketed for disposable replacement regimens. Such activities may include, but are not limited to advertising, in-office promotion, displays and mailings. These allowances are limited to a percentage of purchases of lenses marketed for disposable replacement regimens from us. Increases in net sales for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 were mainly attributable to the following factors: the additional month of revenues in 2002 from products acquired as part of the Essilor acquisition, growing sales of our new toric disposable lens, and growth in sales of disposable lenses marketed for daily, weekly and monthly replacement regimens. Including the revenues generated from the acquired Essilor products, U.S. sales grew by 11.5%, or $3.4 million, for the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001. In addition, international sales growth was very strong, growing by 36.3%, or $7.3 million, for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001. The growth in our international sales reflects the strengthening of our position in the international marketplace, the increased breath of our product offerings, better inventory availability, additional distribution channels in Europe, and our increased distribution network in the Japanese marketplace. For the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001, the effect of lower exchange rates negatively impacted our revenues by approximately $600,000.

         Unit sales growth of our lenses marketed for disposable replacement regimens increased 32.8% for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. A significant portion of this unit sales growth came from international sales, which grew faster than domestic sales, the additional product offerings from the Essilor-acquired entities and increased sales of our lenses marketed for daily and weekly disposable regimens in Europe and Asia.

         Our overall average selling price decreased during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001. The decrease of our selling price is attributable to the increase in unit sales of lenses marketed for daily disposal, additional direct distribution channels in Europe and increasing proportion of sales to international distributors at lower prices. These factors resulted in an 8.3% decline in the overall average selling prices of our lenses in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. We expect that the overall average selling price that we realize across our products will continue to decline over time because of shifts in our product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens, particularly lenses marketed for daily disposal.

Gross Profit

	Three Months Ended March 31,

	2002	2001	% Change

Gross profit	$33,481,000	$28,398,000	17.9%

As a percentage of net sales	55.1%	56.7%

         Gross profit increased 17.9% in the first quarter and gross margin percent declined to 55.1% in the quarter ended March 31, 2002 as compared to 56.7% in the quarter ended March 31, 2001. The reduction in gross margin percent was largely due to unfavorable product mix. This is mostly a result of above average growth in sales of daily disposable products at margins lower than other products. We expect this trend to continue in the near-term and be offset by lower manufacturing costs later in the year.

         Cost of sales is comprised primarily of the labor, overhead and material costs of production and packaging, freight and duty, inventory reserves, and amortization of certain intangible assets. The gross margin percentage for the quarter ended March 31, 2002 was comparable to the gross margin percentage for the quarter ended March 31, 2001. We expect cost reductions resulting from improvements in our current production processes to continue in the future. Specifically, we are in the process of adding new automated production lines at our United Kingdom and Puerto Rico facilities, which are designed to further reduce our per unit cost of production over time, although such cost reductions may not be seen until future periods. We expect that our overall average selling price will continue to decline over time due to product and geographic mix shift, as discussed in “Net Sales”. We will need to continue to reduce our per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve, or even to maintain, our gross margin percentage. We believe that the decline in average selling price, as sales of lower average selling price lenses marketed for daily replacement regimens increase, may exceed the rate of decline in production cost in the near term and accordingly, we would expect continued pressure on our gross profit margins in the near-term for our products.

Selling and Marketing Expenses

	Three Months Ended March 31,

	2002	2001	% Change

Selling and marketing expenses	$10,137,000	$8,643,000	17.3%

As a percentage of net sales	16.7%	17.3%

         Selling and marketing expenses are comprised primarily of sample diagnostic products provided to eyecare practitioners without charge, salaries, commissions and benefits for selling and marketing personnel and postage and freight charges. The increase in sales and marketing expenses in the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, resulted primarily from increases in expenditures related to new product launches in the United States and Canada, promotional programs and additional sales and marketing expenses related to the new entities acquired from Essilor.

General and Administrative Expenses

	Three Months Ended March 31,

	2002	2001	% Change

General and administrative expenses	$10,032,000	$7,997,000	25.4%

As a percentage of net sales	16.5%	16.0%

         General and administrative expenses consist primarily of salaries and benefits for distribution, general and administrative personnel, professional services, consultants’ fees, depreciation and facilities costs. The increase in dollar and percentage terms for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 was due primarily to increased costs associated with the new entities acquired in the Essilor acquisition. We believe that when net sales grow, our general and administrative expenses will increase in absolute dollars, but will decrease as a percentage of net sales on an annualized basis.

Research and Development Expenses

	Three Months Ended March 31,

	2002	2001	% Change

Research and development expenses	$1,018,000	$1,541,000	(33.9%)

As a percentage of net sales	1.7%	3.1%

         Research and development expenses consist primarily of consulting costs for research and development personnel, in-house labor related to manufacturing process and new product development. In the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, research and development expenses decreased in dollars and as a percentage of revenue primarily due to the timing of new product development projects and the capitalization of costs in each period.

Acquired In-Process Research and Development

	Three Months Ended March 31,

	2002	2001	% Change

Research and development expenses	$—	$4,150,000	(100.0%)

As a percentage of net sales	0.0%	8.3%

         On February 12, 2001, we acquired the contact lens business of Essilor (see Note 7 to Notes to the Condensed Consolidated Financial Statements). We acquired the sales and distribution assets of Essilor’s contact lens business in Europe and the United States and manufacturing facilities in France, the United Kingdom and the United States. We accounted for the acquisition using the purchase method. As a result of the acquisition, we recorded acquired in-process research and development costs totaling $4,150,000 covering the incomplete development of two new lens type in the quarter ended March 31, 2001.

Interest and Other Income, Net

	Three Months Ended March 31,

	2002	2001	% Change

Interest and other income, net	$15,000	$452,000	(96.7%)

As a percentage of net sales	0.0%	0.9%

         The decrease in interest and other income in dollar and percentage terms in the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, resulted primarily from the decrease in available cash balances used for the acquisition of the Essilor contact lens business and the increase in interest expense incurred on larger amounts of outstanding debt.

Income Taxes

	Three Months Ended March 31,

	2002	2001	% Change

Income taxes	$2,216,000	$1,702,000	30.2%

Effective tax rate	18.0%	26.1%

         Our effective tax rate for the quarter ended March 31, 2002 decreased, as compared to the quarter ended March 31, 2001, to 18.0% from 26.1% primarily due to increase in sales and income from our offshore subsidiary which has a lower effective tax rate. We continue to receive an industrial tax exemption from United States taxation with respect to the earnings of our Puerto Rican operations. We anticipate we will continue to benefit from the favorable effect of the Puerto Rican industrial tax exemption through 2002, with limited exemption during the transition period from 2002 through 2005, when the benefit will expire under the current provisions of the United States Internal Revenue Code.

Liquidity and Capital Resources

         At March 31, 2002, we had cash and cash equivalents of $4.3 million compared to cash and cash equivalents of $7.8 million at December 31, 2001. The decrease in cash and cash equivalents was primarily attributable to the purchase of property and equipment totaling $10.5 million, which exceeded the cash provided by operating activities of $8.5 million. Working capital increased from $64.7 million at December 31, 2001 to $67.3 million at March 31, 2002 primarily due to the increase in accounts receivable and the decrease in accounts payable, offset by a decrease in prepaid and other current and non-current assets. In the first quarter of 2002, net cash provided by operating activities of $7.6 million was derived principally from net income of $10.1 million plus depreciation and amortization of $4.9 million and a net decrease in operating accounts of $7.1 million as a result of increases in accounts receivable, inventory, income and other taxes payable offset by decreases in prepaid and other current and non-current assets and accounts payable.

         Net cash used in investing activities in the first quarter of 2002 was $10.5 million, consisting primarily of expenditures of property and equipment. We anticipate that capital expenditures will be approximately $40 million in 2002 (including the $10.5 million expended in the first quarter of 2002) as we continue to invest in increases in capacity and the implementation of our new “Generation Two” automated production line at our new United Kingdom manufacturing facility. However, the amount of capital expenditures may increase or decrease, as we may accelerate or delay the implementation of the automated production equipment based on market conditions and demand for our products.

         Net cash used in financing activities in the first quarter of 2002 was $1 million, consisting primarily of proceeds received from short-term debt and issuances of common stock offset against repayments of debt and lease obligations.

         In addition to cash, cash equivalents and short and long-term investments, we have a credit facility with Comerica Bank — California. The Comerica credit agreement provides for up to $20.0 million of revolving loans to us, which mature on June 30, 2002. The loans bear interest at Comerica Bank’s base rate or at a margin of 1.00% to 1.25% above the bank’s eurodollar rate depending on our ratio of total liabilities to tangible net worth. At March 31, 2002, we had $11 million in revolving loans outstanding under the Comerica credit agreement. In addition, the Comerica credit agreement originally provided up to $10 million of term loans to Ocular Sciences Puerto Rico, Inc. (“Ocular Sciences Puerto Rico”) which bear interest at the bank’s base rate or at a margin of 1.25% to 1.50% above the bank’s eurodollar rate or negotiated rate depending on our ratio of total liabilities to tangible net worth. As of March 31, 2002, there were no term loans outstanding under the Comerica credit agreement. Principal installments of $300,000 are due quarterly and all outstanding principal and unpaid interest is due and payable on July 31, 2002. The Comerica credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios. As of March 31, 2002, we were not in compliance with one of the financial ratios. Comerica Bank waived their default rights with respect to such non-compliance for the period ending March 31, 2002. Borrowings under the Comerica credit agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and 65% of the outstanding stock of our Barbados and Canadian subsidiaries. In addition, Ocular Sciences, Inc. and Ocular Sciences Puerto Rico have each guaranteed the other’s borrowings under the Comerica credit agreement. All outstanding amounts were repaid with borrowings under a new Comerica Credit Agreement, discussed in the following paragraph.

         On April 16, 2002, we completed a new $50 million credit facility, $40 million of which is provided by Comerica Bank and $10 million provided by The Northern Trust Company. These revolving loans mature on April 16, 2009, and bear interest at 0.50% below Comerica’s base rate or 1.00% to 1.50% above the bank’s eurodollar rate depending on our ratio of total funded debt to earnings before interest and taxes plus noncash charges. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of our Barbados and Canadian subsidiaries.

         We believe that our current cash and cash equivalents, borrowings available under our credit facilities and anticipated net cash flow from operations, will be sufficient to meet our anticipated cash needs for working capital, contractual commitments and capital expenditures for the foreseeable future.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

         We have debt outstanding, which is carried at cost, with an interest rate referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. As of March 31, 2002, we had $11 million in revolving loans outstanding under the Comerica Bank credit agreement, which were payable in quarterly installments of $300,000, with any remaining balance to be paid on July 31, 2002. All outstanding amounts were repaid with borrowings under a new Comerica Credit Agreement.

         We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables and payables, forecasted sales transactions, and net investments in certain foreign operations. We have not normally engaged in foreign currency hedging activities, except for a recent hedging contract covering the Yen payments made in April 2002 for the acquisition of the Seiko Contact lens business. We continue to evaluate the potential use of such activities on a more regular basis.

         Unless otherwise noted above, there has been no additional material change in our assessment of our sensitivity to market risk from the information set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description

10.1	Credit Agreement among Ocular Sciences, Inc. and Comerica Bank – California dated April 16, 2002.
10.2	Asset Purchase Agreement by and between Ocular Sciences, Inc. and Essilor International (Compagnie Generale d'Optique) S.A. dated as of December 21, 2000.
10.3	Master Agreement by and between Ocular Sciences K.K., Ocular Sciences, Inc., Seiko Contactlens Inc., Seiko Epson Corporation, Seiko Epson Contact Lens Corporation and Seiko Corporation dated as of March 11, 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR SCIENCES, INC. (Registrant)

Date: May 15, 2002	/s/ Sidney B. Landman

Sidney B. Landman Vice-President Finance, Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)