Form 10-Q
period 2002-06-30
OCULAR SCIENCES INC /DE/
filed 2002-08-14
CIK 882484

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

As of July 29, 2002, there were outstanding 23,676,756 shares of the registrant’s Common Stock, par value $0.001 per share.

OCULAR SCIENCES, INC.

INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – June 30, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Income – Three and Six Months Ended June 30, 2002 and 2001	4

	Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2002 and 2001	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	24

	Signatures	25

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

OCULAR SCIENCES, INC.
Condensed Consolidated Balance Sheets – (unaudited)
(In thousands, except share and per share data)

	June 30,	December 31,
	2002	2001*

ASSETS

Current Assets:

Cash and cash equivalents	$18,769	$7,789

Accounts receivable, less allowance for sales returns and doubtful accounts of $2,530 and $2,389 for 2002 and 2001, respectively	49,061	46,696

Inventories	61,796	46,772

Prepaid expenses and other current assets	22,009	24,721

Total Current Assets	151,635	125,978

Property and equipment, net	139,321	128,157

Goodwill and other intangible assets, net	60,313	45,765

Loans to officers and employees	1,140	1,505

Long-term investments	357	280

Other assets	2,485	2,652

Total Assets	$355,251	$304,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$12,207	$14,474

Accrued liabilities	52,457	34,155

Current portion of long-term debt	399	12,660

Total Current Liabilities	65,063	61,289

Deferred income taxes	5,008	4,394

Other liabilities	4,726	5,375

Long-term debt, less current portion	28,188	3,388

Total Liabilities	102,985	74,446

Commitments and contingencies

Stockholders’ Equity:

Preferred stock, $0.001 par value; 4,000,000 shares authorized; none issued	—	—

Common stock, $0.001 par value; 80,000,000 shares authorized; 23,676,256 and 23,457,185 shares issued and outstanding for 2002 and 2001, respectively	24	24

Additional paid-in capital	88,919	85,025

Retained earnings	167,793	148,624

Accumulated other comprehensive loss	(4,470)	(3,782)

Total Stockholders’ Equity	252,266	229,891

Total Liabilities and Stockholders’ Equity	$355,251	$304,337

*	The consolidated balance sheet at December 31, 2001 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
Condensed Consolidated Statements of Income – (unaudited)
(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$65,677	$55,142	$126,488	$105,193

Cost of sales	29,137	23,006	56,467	44,659

Gross profit	36,540	32,136	70,021	60,534

Selling and marketing expenses	14,676	11,451	24,813	20,094

General and administrative expenses	10,199	9,467	20,231	17,464

Research and development expenses	1,346	1,699	2,364	3,240

Acquired in-process research and development	—	—	—	4,150

Income from operations	10,319	9,519	22,613	15,586

Interest expense	(272)	(89)	(613)	(206)

Interest income	258	105	284	702

Other income (expense)	763	9	1,093	(41)

Income before provision for income taxes	11,068	9,544	23,377	16,041

Provision for income taxes	(1,992)	(2,491)	(4,208)	(4,171)

Net income	$9,076	$7,053	$19,169	$11,870

Net income per share:

Basic	$0.38	$0.30	$0.81	$0.51

Diluted	$0.37	$0.29	$0.78	$0.50

Weighted average common shares outstanding	23,602,259	23,349,945	23,550,901	23,330,614

Weighted average shares of stock options under the treasury stock method	1,017,594	704,545	984,013	488,854

Total weighted average common and dilutive potential common shares outstanding	24,619,853	24,054,490	24,534,914	23,819,468

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows – (unaudited)
(In thousands)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:

Net income	$19,169	$11,870

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	10,349	8,699

Income tax benefits from stock options exercised	658	23

Provision for sales returns and doubtful accounts	(106)	42

Provision for excess and obsolete inventory	732	843

(Gain) loss on sale of property and equipment	—	38

Exchange (gain) loss	(1,189)	98

Acquired in-process research and development	—	4,150

Deferred income taxes	901	(1,301)

Changes in operating assets and liabilities, net of effects of acquisitions:

Accounts receivable	(9,564)	(5,335)

Inventories	(9,466)	(11,506)

Prepaid expenses, other current and non-current assets	2,759	(2,577)

Accounts payable	(2,267)	5,691

Accrued liabilities	4,753	2,113

Income taxes refundable	(153)	(1,260)

Net cash provided by operating activities	16,576	11,588

Cash flows from investing activities:

Purchase of property and equipment	(20,640)	(15,066)

Purchase of short and long-term investments	(79)	—

Sales and maturities of short and long-term investments	—	10,614

Loans to officers and employees	—	(500)

Payment for acquisition, net of cash acquired	—	(48,272)

Net cash used in investing activities	(20,719)	(53,224)

Cash flows from financing activities:

Repayment of long-term debt	(26,222)	(819)

Proceeds from issuance of long-term debt	39,000	—

Repayment of capital lease obligations	(239)	(234)

Proceeds from issuance of common stock	3,236	722

Net cash provided by (used in) financing activities	15,775	(331)

Effect of exchange rate changes on cash and cash equivalents	(652)	(964)

Net increase (decrease) in cash and cash equivalents	10,980	(42,931)

Cash and cash equivalents at beginning of period	7,789	55,109

Cash and cash equivalents at end of period	$18,769	$12,178

Supplementary cash flow information:

Cash paid during the period for:

Interest	$496	$200

Taxes	$4,890	$5,431

Supplementary disclosure of non-cash investing and financing activities:

Reduction to liabilities assumed and goodwill in connection with the Essilor acquisition	$974	$—

Acquisition of assets of Seiko Contactlens, Inc. (see Note 8 of notes to condensed consolidated financial statements)	$21,686	$—

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Preparation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended December 31, 2001 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our financial condition as of June 30, 2002 and the results of our operations and comprehensive income for the three and six-month periods ended June 30, 2002 and 2001, respectively, and our cash flows for the six-month periods ended June 30, 2002 and 2001. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three year period ended December 31, 2001, including notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

All amounts, unless otherwise indicated are in U.S. dollars.

Note 2 – New Accounting Standards

         The Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) issued EITF 00-14, “Accounting for Certain Sales Incentives”, effective January 1, 2002. EITF 00-14 requires that costs related to consumer coupons be classified as a reduction of sales. We reclassified as deductions in net sales approximately $401,000 and $574,000 of expenses which were previously classified as selling and marketing expenses in the three and six months ended June 30, 2001, respectively.

         The EITF also issued EITF 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services”, effective January 1, 2002. EITF 00-25 requires that certain of our customer promotional incentive payments, primarily cooperative merchandising allowances, be classified as a reduction of sales. We reclassified as deductions in net sales approximately $6.1 million and $12.6 million of customer promotional incentives that were previously classified as selling and marketing expenses in the three and six months ended June 30, 2001, respectively.

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of SFAS No. 143 on our financial statements and related disclosures.

         On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The implementation of SFAS No. 144 did not have a material impact on our consolidated financial statements.

         The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” in June, 2002. SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The provisions of SFAS No. 146 are effective for exit and disposal activities initiated after December 31, 2002.

Note 3 – Balance Sheet Items

         Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials	$6,261	$6,313

Work in process	3,787	3,866

Finished goods	51,748	36,593

	$61,796	$46,772

         Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2002	2001

Refundable taxes	$—	$7,426

Deferred income taxes	7,982	8,269

Value added taxes receivable	2,830	2,803

Prepaid insurance	1,352	2,472

Prepaid expenses	3,862	1,329

Other current assets	5,983	2,422

	$22,009	$24,721

         Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2002	2001

Accrued expenses	$29,559	$20,466

Accrued restructuring expense	6,767	7,871

Accrued cooperative merchandising allowances	9,114	5,318

Accrued value added taxes payable	6,670	—

Income taxes payable	347	500

	$52,457	$34,155

Note 4 — Goodwill and Other Intangible Assets

         In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides guidance on how to account for goodwill and certain intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life intangible assets can no longer be amortized but instead should be periodically tested for impairment. Therefore, we no longer amortize goodwill and certain other intangible assets, principally assembled workforce.

         We have completed the first step of SFAS No. 142 transitional goodwill impairment test and have determined that as of January 1, 2002 our goodwill had not been impaired. In the future, we will perform the annual impairment test required by SFAS No. 142 in the fourth quarter of each fiscal year.

         Goodwill and other intangible assets (gross) consisted of the following (in thousands):

	June 30,	December 31,
	2002	2001

Goodwill	$43,020	$31,965

Intangible assets subject to amortization	22,083	17,916

Intangible assets not subject to amortization	3,630	3,630

	$68,733	$53,511

         Accumulated amortization consisted of the following (in thousands):

	June 30,	December 31,
	2002	2001

Goodwill	$2,067	$2,067

Intangible assets subject to amortization	5,878	5,204

Intangible assets not subject to amortization	475	475

	$8,420	$7,746

         Goodwill and other intangible assets, net of accumulated depreciation, consisted of the following (in thousands):

	June 30,	December 31,
	2002	2001

Goodwill	$40,953	$29,898

Intangible assets subject to amortization	16,205	12,712

Intangible assets not subject to amortization	3,155	3,155

	$60,313	$45,765

         Intangible assets subject to amortization consist primarily of marketing rights, patents, customer lists, core technology and trade names. Amortization expense for intangible assets subject to amortization amounted to approximately $331,000 and $516,000 for the three and six months ended June 30, 2002, respectively and approximately $250,000 and $334,000 for the three and six months ended June 30, 2001, respectively.

         Amortization expense for the five succeeding fiscal years will amount to approximately (in thousands):

Amortization
Year ending December 31,	expense

2003	$2,000

2004	2,000

2005	2,000

2006	1,900

2007	1,900

Total	$9,800

         As required under SFAS No. 142, we have ceased to amortize goodwill and assembled workforce beginning January 1, 2002. As of June 30, 2002, unamortized goodwill and assembled workforce was approximately $44 million. This reduction in amortization effective January 1, 2002 may affect the comparability of current period results of operations with prior periods. The following table discloses what reported net income, including income tax effects, and basic and diluted net income per share would have been in all periods presented exclusive of amortization expense (in thousands, except for per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,

Net income:	2002	2001	2002	2001

Reported net income:	$9,076	$7,053	$19,169	$11,870

Add back: Goodwill amortization	—	369	—	614

Add back: Assembled workforce amortization	—	96	—	161

Adjusted net income:	$9,076	$7,518	$19,169	$12,645

	Three months ended		Six months ended
	June 30,		June 30,

Basic net income per share:	2002	2001	2002	2001

Reported net income:	$0.38	$0.30	$0.81	$0.51

Goodwill amortization	—	.02	—	.03

Assembled workforce amortization	—	—	—	—

Adjusted net income:	$0.38	$0.32	$0.81	$0.54

	Three months ended		Six months ended
	June 30,		June 30,

Diluted net income per share:	2002	2001	2002	2001

Reported net income:	$0.37	$0.29	$0.78	$0.50

Goodwill amortization	—	.02	—	.03

Assembled workforce amortization	—	—	—	—

Adjusted net income:	$0.37	$0.31	$0.78	$0.53

Note 5 — Comprehensive Income

         Comprehensive income consisted of (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$9,076	$7,053	$19,169	$11,870

Foreign currency translation adjustment	905	(61)	(686)	(898)

Net unrealized losses on investments	—	(39)	(2)	(17)

Other comprehensive gain (loss)	905	(100)	(688)	(915)

Comprehensive income	$9,981	$6,953	$18,481	$10,955

Note 6 — Net Income Per Share

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

         Options to purchase 126,300 and 212,700 shares of our common stock for the three and six months ended June 30, 2002, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $27.55 and $26.85 per share, respectively. Options to purchase 925,180 and 1,373,290 shares of our common stock for the three and six months ended June 30, 2001, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $20.87 and $18.21 per share, respectively.

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

         We have accounted for the acquisition using the purchase method. Accordingly, the operating results of Essilor are included in our operating results from February 1, 2001.

         The $48,590,000 purchase price for the assets acquired and liabilities assumed was comprised of $44,476,000 in cash and $4,114,000 in acquisition costs. There were no contingent payments, pre-acquisition contingencies or other commitments specified in the acquisition agreement.

         The purchase price has been allocated as follows (in thousands):

Goodwill	$29,647

Inventory	6,532

Accounts receivable	6,127

Property and equipment	5,627

In-process research and development	4,150

Assembled workforce	3,630

Core technology	3,490

Customer list	2,700

Trade names	1,650

Other assets	649

Liabilities assumed	(15,612)

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

	Accrual as			Accrual as			Accrual as
	of		Translation	of		Translation	of
	February 12, 2001	Payments	Adjustments	December 31, 2001	Payments	Adjustments	June 30, 2002

Severance costs	$7,145	$(501)	$59	$6,703	$(1,337)	$231	$5,597

Facility costs	1,566	(755)	—	811	(44)	36	803

Equipment and dismantling costs	250	—	—	250	(4)	15	261

Miscellaneous costs	107	—	—	107	(3)	2	106

Total	$9,068	$(1,256)	$59	$7871	$(1,388)	$284	$6,767

         Management began formulating the plans to exit certain activities and facilities of the acquired Essilor operations at the time of the acquisition and expects to complete all actions under such plans by June 30, 2003.

         The purchase price was more than the fair value of the net assets acquired of approximately $18,943,000, resulting in goodwill of approximately $29,647,000. Subsequent to December 31, 2001, goodwill and assembled workforce have not been subject to amortization due to their infinite lives. Customer lists, existing technology and trade names are included as components of intangible assets and are being amortized on a straight-line basis over their useful lives as listed in the table below:

Useful
Intangible Assets	Life

Core technology	10 years

Trade names	12 years

Customer lists	15 years

         The total weighted average amortization period of intangible assets subject to amortization is approximately 12 years.

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

         The following table reflects unaudited pro forma combined results of operations of the Company and Essilor on the basis that the acquisition had taken place on January 1, 2001 (in thousands, except per share data):

Six months ended
June 30, 2001

Net sales	$109,392

Net income	$12,304

Net income per share:

Basic	$0.53

Diluted	$0.52

         Note 8 — Acquisition of Assets of Seiko Contactlens, Inc.

         On March 11, 2002, we entered into an agreement to acquire certain assets of Seiko Contactlens, Inc. (“Seiko”). The purchase was completed on April 1, 2002. As part of the acquisition, we hired 74 Seiko sales and administrative personnel. Seiko had been our distributor in Japan.

         We have accounted for the acquisition under the purchase method of accounting and accordingly the operating results of Seiko have been included in our operating results from April 1, 2002.

         The purchase price consisted of (in thousands):

Exchange of accounts receivable	$11,215

Cash	8,823

Acquisition costs	1,648

$21,686

         As of June 30, 2002, the cash component of the purchase price was classified as accrued liability as the cash was not transferred to Seiko until August 1, 2002. The accounts receivable represents amounts owed from Seiko and exchanged as part of the acquisition.

         We have preliminarily evaluated the assets and liabilities acquired and have allocated the $21.7 million purchase price based on this evaluation, which is subject to change. The preliminary purchase price allocation consisted of (in thousands):

Goodwill	$11,172

Customer lists	3,540

Favorable contracts	330

Inventory	6,290

Accounts receivable	3,910

Liabilities assumed	(3,556)

$21,686

         Goodwill has not been subject to amortization due to its infinite life. Customer lists and favorable contracts are included as components of intangible assets and are being amortized on a straight-line basis over their useful lives as listed in the table below:

Useful
Intangible Assets	Life

Customer lists	10 years

Favorable contracts	3 years

         The total weighted average amortization period of intangible assets subject to amortization is approximately 8 years.

Note 9 – New Credit Facility

         On April 16, 2002, we completed a new $50 million credit facility, $40 million of which is provided by Comerica Bank and $10 million of which is provided by The Northern Trust Company. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below Comerica’s prime rate or 1.00% to 1.50% above the eurodollar rate depending on our ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The loan provides an option to convert any outstanding revolving loans not to exceed $40 million at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios. As of June 30, 2002, there were $25 million of revolving loans outstanding under this credit agreement and the interest rate was 2.95% and 4.25% on loan balances of $19.5 million and $5.5 million, respectively. This revolving loan is included in long-term liabilities in the accompanying balance sheet as of June 30, 2002 based on our ability and intent to defer payment beyond June 30, 2003. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of our Barbados and Canadian subsidiaries.

Note 10 – 1997 Directors Stock Option Plan

         In April 2002, our stockholders approved an amendment to increase the number of shares of common stock authorized and reserved for issuance under the 1997 Directors Stock Option Plan by 300,000 (from 400,000 to 700,000 shares).

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

ACQUISITIONS

         On February 12, 2001, we acquired the contact lens business of Paris-based Essilor International (Compagnie Generale d’Optique) S.A. (“Essilor”). We acquired, among other things, the sales and distribution assets of the contact lens business in Europe and the United States and a number of manufacturing facilities in France, the United Kingdom and the United States. We accounted for the acquisition using the purchase method. Accordingly, the operating results of Essilor are included in our operating results from February 1, 2001. The $48,590,000 purchase price for the acquired assets was comprised of $44,476,000 in cash and $4,114,000 in acquisition costs. Acquired in-process research and development costs of $4,150,000 were expensed in the year ended December 31, 2001, as it was determined that the technology had no alternative uses. There were no contingent payments, pre-acquisition contingencies or other commitments specified in the acquisition agreement.

         On March 11, 2002, we entered into an agreement to acquire certain assets of Seiko Contactlens, Inc. (“Seiko”) for $21,686,000. The purchase was completed on April 1, 2002. Seiko had been our distributor in Japan. We have accounted for the acquisition under the purchase method of accounting and accordingly the operating results of Seiko has been included in our operating results from April 1, 2002. The $21,686,000 purchase price was comprised of an exchange of accounts receivable of $11,215,000, a payable to Seiko of $8,823,000 (subsequently paid on August 1, 2002) and acquisition costs of $1,648,000. There were no contingent payments, pre-acquisition contingencies or other commitments specified in the acquisition agreement.

Critical Accounting Policies

         The Company’s critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill; and

•	estimates inherent in purchase accounting.

Revenue Recognition

         Revenue is recognized based on the terms of sale with the customer, generally upon product shipment. We have established programs that, under specified conditions, enable our customers to return product. We establish liabilities for estimated returns and allowances at the time revenues are recognized. In addition, accruals for customer discounts and rebates are recorded when revenues are recognized. Amounts billed to customers in sale transactions related to shipping and handling are classified as revenue. In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, which summarizes certain of the SEC’s views in applying generally accepted accounting principles for revenue recognition in financial statements. Our revenue recognition policies complied with the guidance contained in SAB No. 101.

Estimating Valuation Allowances and Accrued Liabilities

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

         Management specifically analyzes the aging of accounts receivable and also analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of revenue and or expenses for any period if management made different judgments or utilized different estimates.

         We assess the need for reserves on inventory based on monthly forward projections of sales of products that are updated monthly. Inventories are recorded at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable factory overhead. Provision for potentially obsolete or slow moving inventory is made based upon management’s analysis of inventory levels and forecasted sales. Once inventory is reserved, the reserve can only be relieved by the subsequent sale or disposal of the inventory.

Accounting for Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates recognized in income in the period that includes the enactment date.

         In preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our financial position and results of operations could be materially impacted.

Valuation of Long-Lived and Intangible Assets and Goodwill

         We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Goodwill and certain intangible assets, which are not subject to amortization, are periodically reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets ”.

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

         In January 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we have ceased to amortize goodwill and assembled workforce beginning January 1, 2002. As of June 30, 2002, unamortized goodwill and assembled workforce was approximately $44 million. In lieu of amortization, we are required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. We have completed the first step of SFAS No. 142 transitional goodwill impairment test and have determined that as of January 1, 2002 our goodwill had not been impaired. In the future, we will perform the annual impairment test required by SFAS No. 142 in the fourth quarter of each fiscal year.

         There can be no assurance that a material impairment charge will not be recorded in the future.

Estimates Inherent in Purchase Accounting

         Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. In our recording of the acquisition of the assets of Essilor and Seiko Contactlens, values were assigned to identifiable intangible assets based on management’s forecasts and projections that include assumptions related to future revenues and cash flows generated from the acquired assets.

         The allocation of Essilor’s purchase price to in-process research and development of $4.2 million represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At February 12, 2001, the development of these projects had not reached technological feasibility and the research and development in progress had no alternative uses. Accordingly, these costs were expensed in the statement of operations for the year ended December 31, 2001.

New Accounting Pronouncements Adopted

         See Note 2 and Note 4 to Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

Results of Operations

Net Sales

	Three Months Ended June 30,

	2002	2001	% Change

U.S.	$32,279,000	$31,542,000	2.3%

As a percentage of net sales	49.1%	57.2%

International	$33,398,000	$23,600,000	41.5%

As a percentage of net sales	50.9%	42.8%

Net sales	$65,677,000	$55,142,000	19.1%

	Six Months Ended June 30,

	2002	2001	% Change

U.S.	$65,489,000	$61,339,000	6.8%

As a percentage of net sales	51.8%	58.3%

International	$60,999,000	$43,854,000	39.1%

As a percentage of net sales	48.2%	41.7%

Net sales	$126,488,000	$105,193,000	20.2%

         Net sales were $65.7 million and $126.5 million for the three and six months ended June 30, 2002 compared to $55.1 million and $105.2 million for the three and six months ended June 30, 2001, representing increases of 19.1% and 20.2%, respectively. The increase in net sales for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 was due primarily to the added revenues generated by the Seiko Contactlens acquisition, growing sales of our new toric and color disposable lenses and growth in international sales of disposable lenses marketed for daily, weekly and monthly replacement regimens. The increase in net sales for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 was due primarily to the same reasons mentioned above as well as the additional month of revenues in 2002 from products acquired as part of the Essilor acquisition.

         U.S. sales were $32.3 million and $65.5 million for the three and six months ended June 30, 2002, compared to $31.5 million and $61.3 million for the three and six months ended June 30, 2001, representing increases of 2.3% and 6.8%, respectively. The increase in U.S. net sales for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 was due primarily to the increase in sales of newly introduced toric and colored lenses.

         International sales were $33.4 million and $61.0 million for the three and six months ended June 30, 2002, compared to $23.6 million and $43.9 million for the three and six months ended June 30, 2001, representing increases of 41.5% and 39.1%, respectively. The increase in international net sales was due primarily to the strengthening of our position in the international marketplace, the increased breadth of our product offerings, better inventory availability, additional distribution channels in Europe and our increased distribution network in the Japanese marketplace as a result of the Seiko acquisition. In addition, the effect of exchange rates positively impacted our revenues by approximately $600,000 in the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. The net effect of exchange rates did not materially impact our revenues for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Gross Profit

	Three Months Ended June 30,

	2002	2001	% Change

Gross profit	$36,540,000	$32,136,000	13.7%

As a percentage of net sales	55.6%	58.3%

	Six Months Ended June 30,

	2002	2001	% Change

Gross profit	$70,021,000	$60,534,000	15.7%

As a percentage of net sales	55.4%	57.5%

         Gross profit was $36.5 million and $70.0 million for the three and six months ended June 30, 2002, compared to $32.1 million and $60.5 million for the three and six months ended June 30, 2001, representing increases of 13.7% and 15.7%, respectively. As a percentage of sales, gross profit was 55.6% and 55.4% in the three and six months ended June 30, 2002 compared to 58.3% and 57.5% in the three and six months ended June 30, 2001. The increase in dollar terms was primarily due to our growth in sales as discussed above. The decline as a percentage of net sales was primarily due to unfavorable product and geographic mix. This is mostly a result of an increase in sales of daily disposable products at gross margins lower than other products.

         We expect cost reductions resulting from improvements in our current production processes to continue in the future. Specifically, we are in the process of adding new automated production lines at our United Kingdom and Puerto Rico facilities, which are designed to further reduce our per unit cost of production over time, although such cost reductions may not be realized until future periods.

Selling and Marketing Expenses

	Three Months Ended June 30,

	2002	2001	% Change

Selling and marketing expenses	$14,676,000	$11,451,000	28.2%

As a percentage of net sales	22.3%	20.8%

	Six Months Ended June 30,

	2002	2001	% Change

Selling and marketing expenses	$24,813,000	$20,094,000	23.5%

As a percentage of net sales	19.6%	19.1%

         Sales and marketing expenses were $14.7 million and $24.8 million for the three and six months ended June 30, 2002 as compared to $11.5 million and $20.1 million for the three and six months ended June 30, 2001, representing increases of 28.2% and 23.5%, respectively. As a percentage of net sales, selling and marketing expenses were 22.3% and 19.6% in the three and six months ended June 30, 2002 compared to 20.8% and 19.1% in the three and six months ended June 30, 2001. The increase in sales and marketing expenses were due primarily to the additional sales expenses in Japan, increases in expenditures related to new product launches in the United States and Canada and promotional programs.

General and Administrative Expenses

	Three Months Ended June 30,

	2002	2001	% Change

General and administrative expenses	$10,199,000	$9,467,000	7.7%

As a percentage of net sales	15.5%	17.2%

	Six Months Ended June 30,

	2002	2001	% Change

General and administrative expenses	$20,231,000	$17,464,000	15.8%

As a percentage of net sales	16.0%	16.6%

         General and administrative expenses were $10.2 million and $20.2 million for the three and six months ended June 30, 2002 as compared to $9.5 million and $17.5 million for the three and six months ended June 30, 2001, representing increases of 7.7% and 15.8%, respectively. As a percentage of net sales, general and administrative expenses were 15.5% and 16.0% in the three and six months ended June 30, 2002 compared to 17.2% and 16.6% in the three and six months ended June 30, 2001. The decrease in general and administrative expenses in 2002 as a percent of sales was primarily due to the better leverage associated with the increased costs arising from the new entities acquired in the Essilor acquisition. We believe that when net sales increase, our general and administrative expenses will continue to increase in absolute dollars, but will continue to decrease as a percentage of net sales.

Research and Development Expenses

	Three Months Ended June 30,

	2002	2001	% Change

Research and development expenses	$1,346,000	$1,699,000	(20.8%)

As a percentage of net sales	2.0%	3.1%

	Six Months Ended June 30,

	2002	2001	% Change

Research and development expenses	$2,364,000	$3,240,000	(27.0%)

As a percentage of net sales	1.9%	3.1%

         Research and development expenses were $1.3 million and $2.4 million for the three and six months ended June 30, 2002 as compared to $1.7 million and $3.2 million for the three and six months ended June 30, 2001, representing decreases of 20.8% and 27.0%, respectively. As a percentage of net sales, research and development expenses were 2.0% and 1.9% in the three and six months ended June 30, 2002 compared to 3.1% in the three and six months ended June 30, 2001. Research and development expenses decreased in dollars and as a percentage of net sales due primarily to the timing of new product development projects.

Interest and Other Income, Net

	Three Months Ended June 30,

	2002	2001	% Change

Interest and other income, net	$749,000	$25,000	2896.0%

As a percentage of net sales	1.1%	0.0%

	Six Months Ended June 30,

	2002	2001	% Change

Interest and other income, net	$764,000	$455,000	67.9%

As a percentage of net sales	0.6%	0.8%

         Interest and other income was $749,000 and $764,000 for the three and six months ended June 30, 2002 as compared to $25,000 and $455,000 for the three and six months ended June 30, 2001, representing an increase of 2,896.0% and 67.9%, respectively.

         The increase in interest and other income resulted primarily from the increase in net foreign exchange gains realized on foreign-denominated receivables and interest received on an income tax refund in the second quarter of 2002, offset partially by an increase in interest expense as a result of larger amounts of outstanding debt and a decrease in available cash balances arising from the acquisition of the Essilor contact lens business.

Provision for Income Taxes

	Three Months Ended June 30,

	2002	2001	% Change

Provision for income taxes	$1,992,000	$2,491,000	(20.0%)

Effective tax rate	18.0%	26.1%

	Six Months Ended June 30,

	2002	2001	% Change

Provision for income taxes	$4,208,000	$4,171,000	0.9%

Effective tax rate	18.0%	26.0%

         Income taxes were $2.0 million and $4.2 million for the three and six months ended June 30, 2002 as compared to $2.5 million and $4.2 million for the three and six months ended June 30, 2001, representing a decrease of 20.0% and increase of 0.9%, respectively.

         Our effective tax rate decreased from 26.1% and 26.0% in the three and six months ended June 30, 2001, respectively, to 18.0% in the comparable 2002 periods primarily due to increases in sales and income in our offshore subsidiary, which has a lower effective tax rate. We continue to receive an industrial tax exemption from United States taxation with respect to the earnings of our Puerto Rican operations. We anticipate we will continue to benefit from the favorable effect of the Puerto Rican industrial tax exemption through 2002, with limited exemption during the transition period from 2002 through 2005, when the benefit will expire under the current provisions of the United States Internal Revenue Code.

Liquidity and Capital Resources

         At June 30, 2002, we had working capital of $86.6 million, including cash and cash equivalents of $18.8 million compared to working capital of $64.7 million at December 31, 2001, including cash and cash equivalents of $7.8 million.

         Cash provided by operating activities was $16.6 million for the six months ended June 30, 2002 compared to $11.6 million in the six months ended June 30, 2001. Cash provided by operating activities in the six months ended June 30, 2002 represented net income for the period ($19.2 million) adjusted for the non-cash impact of depreciation and amortization ($10.3 million), offset by the use of cash for operating assets and liabilities ($13.9 million), primarily inventories and accounts receivable. Cash provided by operating activities in the six months ended June 30, 2001 represented net income for the period ($11.9 million) adjusted for the non-cash impact of depreciation and amortization ($8.7 million) and acquired in-process research and development ($4.2 million), offset by the use of cash for operating assets and liabilities ($12.9 million).

         Cash used in investing activities for the six months ended June 30, 2002 was $20.7 million, which primarily represented purchases of property and equipment ($20.6 million). Cash used in investing activities for the six months ended June 30, 2001 was $53.2 million, which represented the payment for the Essilor acquisition ($48.3 million), purchases of property and equipment ($15.1 million) offset against sales and maturities of investments ($10.6 million).

         In the six months ended June 30, 2002, cash provided by financing activities was $15.8 million and in the six months ended June 30, 2001, cash used in financing activities was $0.3 million. During the six months ended June 30, 2002, financing activities were primarily net borrowings under credit facilities of $12.8 million and proceeds from the exercise of employee stock options of $3.2 million. During the six months ended June 30, 2001, financing activities were primarily net payments under credit facilities and capital lease obligations of $1.1 million offset against proceeds from exercises of employee stock options of $0.7 million.

         The effect of foreign currency exchange rate changes on cash were losses of $0.7 million in the six months ended June 30, 2002. The effect of foreign currency exchange rate changes on cash were losses of $1.0 million in the six months ended June 30, 2001.

         These activities resulted in increases in cash and cash equivalents of $11.0 million in the six months ended June 30, 2002 and decreases in cash and cash equivalents of $42.9 million in the six months ended June 30, 2001.

         In addition to cash, cash equivalents and short and long-term investments, we had a credit facility with Comerica Bank — California. The Comerica credit agreement provided for up to $20.0 million of revolving loans to us, which was retired on April 16, 2002 and replaced with a new credit facility. The interest on the loan was Comerica Bank’s base rate or a margin of 1.00% to 1.25% above the bank’s eurodollar rate depending on our ratio of total liabilities to tangible net worth. This credit facility was paid off in full in April 2002 with the completion of a new $50 million credit facility.

         On April 16, 2002, we completed a new $50 million credit facility, $40 million of which is provided by Comerica Bank and $10 million of which is provided by The Northern Trust Company. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below Comerica’s prime rate or 1.00% to 1.50% above the eurodollar rate depending on our ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The loan provides an option to convert any outstanding revolving loans not to exceed $40 million at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios. As of June 30, 2002, there were $25 million of revolving loans outstanding under this credit agreement and the interest rate was 2.95% and 4.25% on loan balances of $19.5 million and $5.5 million, respectively. This revolving loan is included in long-term liabilities on the accompanying balance sheet as of June 30, 2002 based on our ability and intent to defer payment beyond June 30, 2003. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of our Barbados and Canadian subsidiaries.

         We believe that our current cash and cash equivalents, borrowings available under our credit facilities and anticipated net cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, contractual commitments and capital expenditures for the foreseeable future.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

         We have debt outstanding, which is carried at cost, with an interest rate referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. As of June 30, 2002, we had $25 million in revolving loans outstanding under the new Comerica Bank credit agreement. See terms of loan agreement in “Liquidity and Capital Resource” section in Item 2. Holding debt levels constant, a one-percentage point increase in interest rates would decrease earnings and cash flows for variable rate debt by approximately $250,000 in the year ended December 31, 2002.

         We operate multiple foreign subsidiaries that manufacture and / or sell our products worldwide. As a result, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables and payables, forecasted sales transactions, and net investments in certain foreign operations. We have not normally engaged in foreign currency hedging activities, except for a forward contract covering Yen payments for the acquisition of the Seiko Contactlens, Inc. business. We continue to evaluate the potential use of such activities on a more regular basis.

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

Part II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Stockholders on April 25, 2002. Three matters were voted upon. A description of each matter and a tabulation of votes are as follows:

1.	To elect seven (7) directors, each to serve until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal.

The stockholders’ votes with respect to the election of directors were as follows:

	Votes

		Against
		or	Votes	Broker
	For	Withheld	Abstained	Non-Votes

John D. Fruth	20,000,957	329,355	—	—

Edgar J. Cummins	19,943,557	386,755	—	—

Stephen J. Fanning	18,849,557	1,480,755	—	—

Terence M. Fruth	20,000,957	329,355	—	—

William R. Grant	20,011,037	319,275	—	—

Terrance H. Gregg	20,011,137	319,175	—	—

Francis R. Tunney, Jr.	20,011,037	319,275	—	—

2.	To amend our 1997 Directors Stock Option Plan to increase the number of shares of common stock that may be issued upon the exercise of options granted under the plan by 300,000 (from 400,000 shares to 700,000 shares).

The stockholders’ votes with respect to the amendment of our 1997 Directors Stock Option Plan were as follows:

Votes

	Against
	or	Votes	Broker
For	Withheld	Abstained	Non-Votes

17,842,108	1,405,583	1,082,621	—

3.	To ratify the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2002.

The stockholders’ votes with respect to the selection of KPMG LLP as our independent auditors were as follows:

Votes

	Against
	or	Votes	Broker
For	Withheld	Abstained	Non-Votes

20,179,352	133,562	17,398	—

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR SCIENCES, INC. (Registrant)

Date: August 14, 2002	/s/ Sidney B. Landman Sidney B. Landman Vice-President Finance, Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)