Form 10-Q
period 2002-09-30
OCULAR SCIENCES INC /DE/
filed 2002-11-14
CIK 882484

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________________ to ________________

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

As of October 24, 2002, there were outstanding 23,757,308 shares of the registrant’s Common Stock, par value $0.001 per share.

OCULAR SCIENCES, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

OCULAR SCIENCES, INC.
Condensed Consolidated Balance Sheets — (unaudited)
(In thousands, except share and per share data)

	September 30,	December 31,
	2002	2001*

ASSETS
Current Assets:
Cash and cash equivalents	$11,538	$7,789
Accounts receivable, less allowance for sales returns and doubtful accounts of $3,344 and $2,389 for 2002 and 2001, respectively	55,631	46,696
Inventories	67,997	46,772
Prepaid expenses and other current assets	18,388	24,721

Total Current Assets	153,554	125,978
Property and equipment, net	143,061	128,157
Goodwill and other intangible assets, net	54,226	45,765
Loans to officers and employees	1,048	1,505
Long-term investments	263	280
Other assets	3,823	2,652

Total Assets	$355,975	$304,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,883	$14,474
Accrued liabilities	38,409	34,155
Current portion of long-term debt	497	12,660

Total Current Liabilities	48,789	61,289
Deferred income taxes	5,131	4,394
Other liabilities	1,112	5,375
Long-term debt, less current portion	33,416	3,388

Total Liabilities	88,448	74,446

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 23,757,308 and 23,457,185 shares issued and outstanding for 2002 and 2001, respectively	24	24
Additional paid-in capital	90,255	85,025
Retained earnings	179,556	148,624
Accumulated other comprehensive loss	(2,308)	(3,782)

Total Stockholders’ Equity	267,527	229,891

Total Liabilities and Stockholders’ Equity	$355,975	$304,337

*	The consolidated balance sheet at December 31, 2001 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
Condensed Consolidated Statements of Income — (unaudited)
(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$72,221	$61,502	$198,709	$166,695
Cost of sales	31,658	27,722	88,125	72,381

Gross profit	40,563	33,780	110,584	94,314
Selling and marketing expenses	15,756	10,623	40,569	30,719
General and administrative expenses	10,176	9,489	30,407	26,953
Research and development expenses	1,322	1,299	3,686	4,539
Acquired in-process research and development	—	—	—	4,150

Income from operations	13,309	12,369	35,922	27,953
Interest expense	(8)	(131)	(621)	(337)
Interest income	43	92	327	795
Other income (expense)	772	(515)	1,865	(556)

Income before provision for income taxes	14,116	11,815	37,493	27,855
Provision for income taxes	(2,353)	(2,245)	(6,561)	(6,415)

Net income	$11,763	$9,570	$30,932	$21,440

Net income per share:
Basic	$0.50	$0.41	$1.31	$0.92

Diluted	$0.48	$0.40	$1.26	$0.90

Weighted average common shares outstanding	23,700,815	23,407,685	23,601,421	23,356,586
Weighted average shares of stock options under the treasury stock method	734,882	728,610	897,129	466,840

Total weighted average common and dilutive potential common shares outstanding	24,435,697	24,136,295	24,498,550	23,823,426

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows — (unaudited)
(In thousands)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$30,932	$21,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,026	13,087
Income tax benefits from stock options exercised	810	—
Provision for sales returns and doubtful accounts	233	(656)
(Gain) loss on sale of property and equipment	(40)	38
Exchange (gain) loss	(2,043)	80
Acquired in-process research and development	—	4,150
Deferred income taxes	1,024	(843)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,473)	(12,345)
Inventories	(12,394)	(10,214)
Prepaid expenses, other current and non-current assets	5,042	110
Accounts payable	(4,591)	5,092
Accrued liabilities	1,364	540

Net cash provided by operating activities	18,890	20,479

Cash flows from investing activities:
Purchase of property and equipment	(25,594)	(30,101)
Sales and maturities of short and long-term investments	15	11,613
Loans to officers and employees	—	(500)
Payment for acquisition, net of cash acquired	(10,294)	(48,277)

Net cash used in investing activities	(35,873)	(67,265)

Cash flows from financing activities:
Repayment of long-term debt	(43,431)	(6,880)
Proceeds from issuance of short and long-term debt	61,296	6,000
Proceeds from issuance of common stock	4,420	2,097

Net cash provided by financing activities	22,285	1,217

Effect of exchange rate changes on cash and cash equivalents	(1,553)	(872)

Net increase (decrease) in cash and cash equivalents	3,749	(46,441)
Cash and cash equivalents at beginning of period	7,789	55,109

Cash and cash equivalents at end of period	$11,538	$8,668

Supplementary cash flow information:
Cash paid during the period for:
Interest	$455	$332
Taxes	$8,790	$6,164
Supplementary disclosure of non-cash investing and financing activities:
Reduction to liabilities assumed and goodwill in connection with the Essilor acquisition	$974	$—
Acquisition of assets of Seiko Contactlens, Inc. (see Note 8 of notes to condensed consolidated financial statements)	$11,215	$—

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended December 31, 2001 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of our financial condition as of September 30, 2002 and the results of our operations and comprehensive income for the three and nine-month periods ended September 30, 2002 and 2001, respectively, and our cash flows for the nine-month periods ended September 30, 2002 and 2001. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements as of December 31, 2001 and 2000 and for each of the three years ended December 31, 2001, including notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

All amounts, unless otherwise indicated are in U.S. dollars.

Note 2 — New Accounting Standards

     The Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) issued EITF 00-14, “Accounting for Certain Sales Incentives”, effective January 1, 2002. EITF 00-14 requires that costs related to consumer coupons be classified as a reduction of sales. We reclassified as deductions in net sales approximately $451,000 and $1,025,000 of expenses which were previously classified as selling and marketing expenses in the three and nine months ended September 30, 2001, respectively.

     The EITF also issued EITF 00-25, “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services”, effective January 1, 2002. EITF 00-25 requires that certain of our customer promotional incentive payments, primarily cooperative merchandising allowances, be classified as a reduction of sales. We reclassified as deductions in net sales approximately $7.2 million and $19.8 million of customer promotional incentives that were previously classified as selling and marketing expenses in the three and nine months ended September 30, 2001, respectively.

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

Note 3 — Balance Sheet Items

     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials	$5,581	$6,313
Work in process	3,304	3,866
Finished goods	59,112	36,593

	$67,997	$46,772

     Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2002	2001

Refundable taxes	$799	$7,426
Deferred income taxes	7,982	8,269
Value added taxes receivable	1,834	2,803
Prepaid insurance	948	2,472
Prepaid expenses	3,849	1,329
Other current assets	2,976	2,422

	$18,388	$24,721

     Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2002	2001

Accrued expenses	$20,732	$20,966
Accrued restructuring expense	8,119	7,871
Accrued cooperative merchandising allowances	9,316	5,318
Accrued value added taxes payable	242	—

	$38,409	$34,155

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

     Goodwill and other intangible assets (gross) consisted of the following (in thousands):

	September 30,	December 31,
	2002	2001

Goodwill	$37,324	$31,965
Intangible assets subject to amortization	22,099	17,916
Intangible assets not subject to amortization	3,822	3,630

	$63,245	$53,511

     Accumulated amortization consisted of the following (in thousands):

	September 30,	December 31,
	2002	2001

Goodwill	$2,067	$2,067
Intangible assets subject to amortization	6,477	5,204
Intangible assets not subject to amortization	475	475

	$9,019	$7,746

     Goodwill and other intangible assets, net of accumulated depreciation, consisted of the following (in thousands):

	September 30,	December 31,
	2002	2001

Goodwill	$35,257	$29,898
Intangible assets subject to amortization	15,622	12,712
Intangible assets not subject to amortization	3,347	3,155

	$54,226	$45,765

The total weighted average amortization period of intangible assets subject to amortization is approximately 11 years.

     Intangible assets subject to amortization consist primarily of marketing rights, patents, customer lists, core technology and trade names. Amortization expense for intangible assets subject to amortization amounted to approximately $630,000 and $1,403,000 for the three and nine months ended September 30, 2002, respectively and approximately $360,000 and $1,071,000 for the three and nine months ended September 30, 2001, respectively.

     Amortization expense for each of the five succeeding fiscal years will amount to approximately (in thousands):

Amortization
Year ending December 31,	expense

2003	$2,100
2004	2,100
2005	2,000
2006	2,000
2007	1,500

Total	$9,700

     As required under SFAS No. 142, we have ceased to amortize goodwill and assembled workforce beginning January 1, 2002. As of September 30, 2002, unamortized goodwill and assembled workforce was approximately $39 million. This reduction in amortization effective January 1, 2002 may affect the comparability of current period results of operations with prior periods. The following table discloses what reported net income, including income tax effects, and basic and diluted net income per share would have been in all periods presented exclusive of amortization expense (in thousands, except for per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income:
Reported net income:	$11,763	$9,570	$30,932	$21,440
Add back: Goodwill amortization	—	402	—	1,016
Add back: Assembled workforce amortization	—	105	—	266

Adjusted net income:	$11,763	$10,077	$30,932	$22,722

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic net income per share:
Reported net income:	$0.50	$0.41	$1.31	$0.92
Goodwill amortization	—	.02	—	.04
Assembled workforce amortization	—	—	—	.01

Adjusted net income:	$0.50	$0.43	$1.31	$0.97

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Diluted net income per share:
Reported net income:	$0.48	$0.40	$1.26	$0.90
Goodwill amortization	—	.02	—	.04
Assembled workforce amortization	—	—	—	.01

Adjusted net income:	$0.48	$0.42	$1.26	$0.95

Note 5 — Comprehensive Income

     Comprehensive income consisted of (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$11,763	$9,570	$30,932	$21,440

Foreign currency translation adjustment	2,162	104	1,476	(793)
Net unrealized losses on investments	—	—	(2)	(18)

Other comprehensive gain (loss)	2,162	104	1,474	(811)

Comprehensive income	$13,925	$9,674	$32,406	$20,629

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

     Options to purchase 971,720 and 813,270 shares of our common stock for the three and nine months ended September 30, 2002, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $24.05 and $25.89 per share, respectively. Options to purchase 913,070 and 1,284,390 shares of our common stock for the three and nine months ended September 30, 2001, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $21.51 and $19.27 per share, respectively.

Note 7 — Acquisition of the Contact Lens Business from Essilor International S.A.

     On February 12, 2001, we acquired the contact lens business of Essilor International (Compagnie Generale d’Optique) S. A. (“Essilor”). We acquired Essilor’s sales and distribution assets of the contact lens business in Europe and the United States and manufacturing facilities in France, the United Kingdom and the United States. The primary reasons for this acquisition were to expand our presence in Europe and to increase our breadth of product offerings.

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

     The purchase price has been allocated as follows (in thousands):

Goodwill	$27,630
Inventory	6,532
Accounts receivable	6,127
Property and equipment	5,627
In-process research and development	4,150
Assembled workforce	3,630
Core technology	3,490
Customer list	2,700
Trade names	1,650
Other assets	2,666
Liabilities assumed	(15,612)

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

	Accrual as			Accrual as			Accrual as
	of		Translation	of		Translation	of
	February 12, 2001	Payments	Adjustments	December 31, 2001	Payments	Adjustments	September 30, 2002

Severance costs	$7,145	$(501)	$59	$6,703	$(2,095)	$447	$5,055
Facility costs	1,566	(755)	—	811	(115)	70	766
Equipment and dismantling costs	250	—	—	250	(15)	27	262
Miscellaneous costs	107	—	—	107	(9)	8	106

Total	$9,068	$(1,256)	$59	$7,871	$(2,234)	$552	$6,189

     Management began formulating the plans to exit certain activities and facilities of the acquired Essilor operations at the time of the acquisition and expects to complete all actions under such plans by June 30, 2003.

     The purchase price was more than the fair value of the net assets acquired of approximately $20,960,000, resulting in goodwill of approximately $27,630,000. Subsequent to December 31, 2001, goodwill and assembled workforce have not been subject to amortization due to their infinite lives. Customer lists, existing technology and trade names are included as components of intangible assets and are being amortized on a straight-line basis over their useful lives as listed in the table below:

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

     The following table reflects unaudited pro forma combined results of operations of the Company and Essilor on the basis that the acquisition had taken place on January 1, 2001 (in thousands, except per share data):

Nine months ended
September 30, 2001

Net sales	$170,894
Net income	$21,874
Net income per share:
Basic	$0.94
Diluted	$0.92

Note 8 — Acquisition of Assets of Seiko Contactlens, Inc.

     On March 11, 2002, we entered into an agreement to acquire certain assets of Seiko Contactlens, Inc. (“Seiko”). The purchase was completed on April 1, 2002. The primary reasons for this acquisition were to strengthen our presence and enhance our competitive positioning in Japan.

     As part of the acquisition, we hired 74 Seiko sales and administrative personnel. Seiko had been our distributor in Japan.

     We have accounted for the acquisition under the purchase method of accounting and accordingly the operating results of Seiko have been included in our operating results from April 1, 2002.

     The purchase price consisted of (in thousands):

Exchange of accounts receivable	$11,215
Cash	8,823
Acquisition costs	1,580

$21,618

     The accounts receivable represents amounts owed to us from Seiko and exchanged as part of the acquisition.

     We have preliminarily evaluated the assets and liabilities acquired and have allocated the $21.6 million purchase price based on this evaluation, which is subject to change. The preliminary purchase price allocation consisted of (in thousands):

Goodwill	$6,384
Customer lists	3,540
Favorable contracts	330
Inventory	9,489
Accounts receivable	3,909
Liabilities assumed	(2,034)

$21,618

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

     Included in the liabilities assumed are accruals for costs associated with exiting certain activities and facilities of the acquired Seiko operations that were considered duplicative. This includes accruals for severance costs related to workforce reductions across all functions and exit costs associated with exiting certain activities and facilities. Details of the severance and exit costs paid and charged against the accrual are presented in the following table (in thousands):

	Accrual as			Accrual as
	of		Translation	of
	April 1, 2002	Payments	Adjustments	September 30, 2002

Severance costs	$277	$(213)	$6	$70
Facility and other exit costs	1,710	—	151	1,861

Total	$1,987	$(213)	$157	$1,931

     Management began formulating the plans to exit certain activities and facilities of the acquired Seiko operations at the time of the acquisition and expects to complete all actions under such plans by December 31, 2003.

     The following table reflects unaudited pro forma combined results of operations of the Company and Seiko on the basis that the acquisition had taken place on January 1, 2001 (in thousands, except per share data):

	Three months ended	Nine months ended	Nine months ended
	September 30, 2001	September 30, 2001	September 30, 2002

Net sales	$66,701	$183,941	$199,708
Net income	$6,909	$15,555	$30,976
Net income per share:
Basic	$0.30	$0.67	$1.31
Diluted	$0.29	$0.65	$1.26

Note 9 — New Credit Facility

     On April 16, 2002, we completed a new $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank’s prime rate or 1.00% to 1.50% above the eurodollar rate depending on our ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans not to exceed $40 million at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios. As of September 30, 2002, there were $30.0 million of revolving loans outstanding under this credit agreement and the interest rate was 2.80% and 4.25% on loan balances of $22.5 million and $7.5 million, respectively. This revolving loan is included in long-

term liabilities in the accompanying balance sheet as of September 30, 2002 based on our ability and intent to defer payment beyond September 30, 2003. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of our Barbados and Canadian subsidiaries.

Note 10 — 1997 Directors Stock Option Plan

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

     On March 11, 2002, we entered into an agreement to acquire certain assets of Seiko Contactlens, Inc. (“Seiko”). The purchase was completed on April 1, 2002 at a cost of $21,618,000. Seiko had been our distributor in Japan. We have accounted for the acquisition under the purchase method of accounting and accordingly the operating results of Seiko has been included in our operating results from April 1, 2002. The $21,618,000 purchase price was comprised of an exchange of accounts receivable of $11,215,000, cash of $8,823,000 and acquisition costs of $1,580,000. There were no contingent payments, pre-acquisition contingencies or other commitments specified in the acquisition agreement.

Critical Accounting Policies

     The Company’s critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill; and

•	estimates inherent in purchase accounting.

Recognizing Revenue

     Revenue is recognized based on the terms of sale with the customer, generally upon product shipment. We have established programs that, under specified conditions, enable our customers to return product. We establish reserves for estimated returns and allowances at the time revenues are recognized. In addition, accruals for customer discounts and rebates are recorded when revenues are recognized. Amounts billed to customers in sale transactions related to shipping and handling are classified as revenue.

Estimating Valuation Allowances and Accrued Liabilities

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     We specifically analyze the aging of accounts receivable and also analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of revenue and or expenses for any period if we had made different judgments or utilized different estimates.

     We assess the need for reserves on inventory based on monthly forward projections of sales of products that are updated periodically. Inventories are recorded at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable factory overhead. Provision for potentially obsolete or slow moving inventory is made based upon our analysis of inventory levels and forecasted sales. Once inventory is reserved, the reserve can only be relieved by the subsequent sale or disposal of the inventory.

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

     For assets to be held and used, including acquired intangibles, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of goodwill and intangible assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows.

     In January 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we have ceased to amortize goodwill and assembled workforce beginning January 1, 2002. As of September 30, 2002, unamortized goodwill and assembled workforce was approximately $39 million. In lieu of amortization, we are required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. We have completed the first step of SFAS No. 142 transitional goodwill impairment test and have determined that as of January 1, 2002 our goodwill had not been impaired. In the future, we will perform the annual impairment test required by SFAS No. 142 in the fourth quarter of each fiscal year.

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

New Accounting Pronouncements Adopted

     See Note 2 and Note 4 to Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

Results of Operations

Net Sales

	Three Months Ended September 30,

	2002	2001	% Change

U.S.	$34,347,000	$32,794,000	4.7%
As a percentage of net sales	47.6%	53.3%
International	$37,874,000	$28,708,000	31.9%
As a percentage of net sales	52.4%	46.7%

Net sales	$72,221,000	$61,502,000	17.4%

	Nine Months Ended September 30,

	2002	2001	% Change

U.S.	$99,910,000	$94,133,000	6.1%
As a percentage of net sales	50.3%	56.5%
International	$98,799,000	$72,562,000	36.2%
As a percentage of net sales	49.7%	43.5%

Net sales	$198,709,000	$166,695,000	19.2%

     Net sales were $72.2 million and $198.7 million for the three and nine months ended September 30, 2002 compared to $61.5 million and $166.7 million for the three and nine months ended September 30, 2001, representing increases of 17.4% and 19.2%, respectively. The increase in net sales for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was due primarily to additional revenues generated by the Seiko acquisition, increased sales of our new toric and color disposable lens products and growth in international sales as discussed below. The increase in net sales for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was due primarily to the same reasons mentioned above as well as the additional month of revenues in 2002 from products acquired as part of the Essilor acquisition.

     U.S. sales were $34.3 million and $99.9 million for the three and nine months ended September 30, 2002, compared to $32.8 million and $94.1 million for the three and nine months ended September 30, 2001, representing increases of 4.7% and 6.1%, respectively. The increase in U.S. net sales for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 was due primarily to the increase in sales of our new toric and color disposable lenses.

     International sales were $37.9 million and $98.8 million for the three and nine months ended September 30, 2002, compared to $28.7 million and $72.6 million for the three and nine months ended September 30, 2001, representing increases of 31.9% and 36.2%, respectively. The increase in international net sales was due primarily to the strengthening of our position in the international marketplace, the increased breadth of our product offerings, better inventory availability, additional distribution channels in Europe and our increased distribution network in the Japanese marketplace as a result of the Seiko acquisition. In addition, the effect of exchange rates positively impacted our revenues by approximately $1.5 million in the quarter and nine months ended September 30, 2002 as compared to the quarter and nine months ended September 30, 2001.

Gross Profit

	Three Months Ended September 30,

	2002	2001	% Change

Gross profit	$40,563,000	$33,780,000	20.1%
As a percentage of net sales	56.2%	54.9%

	Nine Months Ended September 30,

	2002	2001	% Change

Gross profit	$110,584,000	$94,314,000	17.3%
As a percentage of net sales	55.7%	56.6%

     Gross profit was $40.6 million and $110.6 million for the three and nine months ended September 30, 2002, compared to $33.8 million and $94.3 million for the three and nine months ended September 30, 2001, representing increases of 20.1% and 17.3%, respectively. The increase in dollar terms was primarily due to our growth in sales as discussed above. As a percentage of sales, gross profit increased from 54.9% for the three months ended September 30, 2001 to 56.2% for the three months ended September 30, 2002. The increase was due primarily to lower costs offset by unfavorable product and geographic mix. As a percentage of sales, gross profit decreased from 56.6% for the nine months ended September 30, 2001 to 55.7% for the nine months ended September 30, 2002. The decline as a percentage of net sales was primarily due to unfavorable product and geographic mix slightly offset by lower costs.

Unfavorable product mix is mostly a result of an increase in sales of daily disposable products at gross margins lower than other products.

     During the three months ended September 30, 2002, we recorded net favorable adjustments relating to costs included in inventory totaling $500,000 (after tax). These adjustments had no impact on a year to date basis.

     We expect cost reductions resulting from improvements in our current production processes to continue in the future. Specifically, we are in the process of increasing automated production lines at our United Kingdom and Puerto Rico facilities, which are designed to further reduce our per unit cost of production over time, although such cost reductions, if any, may not be realized until future periods.

Selling and Marketing Expenses

	Three Months Ended September 30,

	2002	2001	% Change

Selling and marketing expenses	$15,756,000	$10,623,000	48.3%
As a percentage of net sales	21.8%	17.3%

	Nine Months Ended September 30,

	2002	2001	% Change

Selling and marketing expenses	$40,569,000	$30,719,000	32.1%
As a percentage of net sales	20.4%	18.4%

     Sales and marketing expenses were $15.8 million and $40.6 million for the three and nine months ended September 30, 2002 as compared to $10.6 million and $30.7 million for the three and nine months ended September 30, 2001, representing increases of 48.3% and 32.1%, respectively. As a percentage of net sales, selling and marketing expenses were 21.8% and 20.4% in the three and nine months ended September 30, 2002 compared to 17.3% and 18.4% in the three and nine months ended September 30, 2001. The increase in sales and marketing expenses were due primarily to the additional sales expenses in Japan as a result of the Seiko acquisition, increases in expenditures related to new product launches and promotional programs.

General and Administrative Expenses

	Three Months Ended September 30,

	2002	2001	% Change

General and administrative expenses	$10,176,000	$9,489,000	7.2%
As a percentage of net sales	14.1%	15.4%

	Nine Months Ended September 30,

	2002	2001	% Change

General and administrative expenses	$30,407,000	$26,953,000	12.8%
As a percentage of net sales	15.3%	16.2%

     General and administrative expenses were $10.2 million and $30.4 million for the three and nine months ended September 30, 2002 as compared to $9.5 million and $27.0 million for the three and nine months ended September 30, 2001, representing increases of 7.2% and 12.8%, respectively. As a percentage of net sales, general and administrative expenses were 14.1% and 15.3% in the three and nine months ended September 30, 2002 compared to 15.4% and 16.2% in the three and nine months ended September 30, 2001. The decrease in general and administrative expenses in 2002 as a percent of sales was primarily due to the cost leverage associated with the new entities acquired in the Essilor acquisition. We believe that when net sales increase, our general and administrative expenses will continue to increase in absolute dollars, but will continue to decrease as a percentage of net sales.

Research and Development Expenses

	Three Months Ended
	September 30,

	2002	2001	% Change

Research and development expenses	$1,322,000	$1,299,000	1.8%
As a percentage of net sales	1.8%	2.1%

	Nine Months Ended September 30,

	2002	2001	% Change

Research and development expenses	$3,686,000	$4,539,000	(18.8%)
As a percentage of net sales	1.9%	2.7%

     Research and development expenses were $1.3 million and $3.7 million for the three and nine months ended September 30, 2002 as compared to $1.3 million and $4.5 million for the three and nine months ended September 30, 2001, representing an increase of 1.8 % and decrease of 18.8%, respectively. As a percentage of net sales, research and development expenses were 1.8 % and 1.9 % in the three and nine months ended September 30, 2002 compared to 2.1 % and 2.7% in the three and nine months ended September 30, 2001. Research and development expenses decreased in dollars and as a percentage of net sales for the nine months ended September 30, 2002 compared to the comparable period in 2001 primarily due to the timing of new product development projects.

Interest and Other Income, Net

	Three Months Ended
	September 30,

	2002	2001	% Change

Interest and other income, net	$807,000	$(554,000)	245.7%
As a percentage of net sales	1.1%	(0.9%)

	Nine Months Ended September 30,

	2002	2001	% Change

Interest and other income, net	$1,571,000	$(98,000)	1,703.1%
As a percentage of net sales	0.8%	(0.1%)

     Interest and other income was $0.8 million and $1.6 million for the three and nine months ended September 30, 2002 as compared to ($0.6) million and ($98,000) for the three and nine months ended September 30, 2001, representing an increase of 245.7% and 1,703.1%, respectively.

     Interest and other income increased for the three months ended September 30, 2002 compared to the comparable period in 2001 primarily due to the increase in net foreign exchange gains realized on foreign currency-denominated receivables and capitalization of interest expense associated with self-constructed assets.

     Interest and other income increased for the nine months ended September 30, 2002 compared to the comparable period in 2002 primarily due to the increase in net foreign exchange gains realized on foreign currency-denominated receivables, interest income received on an income tax refund in the second quarter of 2002, offset partially by an increase in interest expense (net of interest capitalized) as a result of larger amounts of outstanding debt and a decrease in available cash balances arising from the acquisition of the Essilor contact lens business and the Seiko acquisition.

Provision for Income Taxes

	Three Months Ended
	September 30,

	2002	2001	% Change

Provision for income taxes	$2,353,000	$2,245,000	4.8%
Effective tax rate	16.7%	19.0%

	Nine Months Ended September 30,

	2002	2001	% Change

Provision for income taxes	$6,561,000	$6,415,000	2.3%
Effective tax rate	17.5%	23.0%

     Income taxes were $2.4 million and $6.6 million for the three and nine months ended September 30, 2002 as compared to $2.2 million and $6.4 million for the three and nine months ended September 30, 2001, representing an increase of 4.8% and 2.3%, respectively.

     Our effective tax rate decreased from 19.0% and 23.0% in the three and nine months ended September 30, 2001, respectively, to 16.7% and 17.5% in the comparable 2002 periods primarily due to increases in sales and income in our offshore subsidiary, which has a lower effective tax rate. We continue to receive an industrial tax exemption from United States taxation with respect to the earnings of our Puerto Rican operations. We anticipate we will continue to benefit from the favorable effect of the Puerto Rican industrial tax exemption through 2002, with limited exemption during the transition period from 2002 through 2005, when the benefit will expire under the current provisions of the United States Internal Revenue Code.

Liquidity and Capital Resources

     At September 30, 2002, we had working capital of $104.8 million, including cash and cash equivalents of $11.5 million compared to working capital of $64.7 million at December 31, 2001, including cash and cash equivalents of $7.8 million.

     Cash provided by operating activities was $18.9 million for the nine months ended September 30, 2002 compared to $20.5 million in the nine months ended September 30, 2001. Cash provided by operating activities in the nine months ended September 30, 2002 of $18.9 million represented net income for the period ($30.9 million) adjusted for the non-cash impact of depreciation and amortization ($15.0 million), offset by the use of cash for operating assets and liabilities ($27.1 million), primarily increases in inventories and accounts receivable. Cash provided by operating activities in the nine months ended September 30, 2001 of $20.5 million represented net income for the period ($21.4 million) adjusted for the non-cash impact of depreciation and amortization ($13.1 million) and acquired in-process research and development ($4.2 million), offset by the use of cash for operating assets and liabilities ($16.8 million).

     Cash used in investing activities for the nine months ended September 30, 2002 was $35.9 million, which primarily represented purchases of property and equipment ($25.6 million) and the payment for the Seiko acquisition ($10.3 million). Cash used in investing activities for the nine months ended September 30, 2001 was $67.3 million, which represented the payment for the Essilor acquisition ($48.3 million), purchases of property and equipment ($30.1 million) offset against sales and maturities of investments ($11.6 million).

     Cash provided by financing activities in the nine months ended September 30, 2002 was $22.3 million compared to $1.2 million in the nine months ended September 30, 2001. During the nine months ended September 30, 2002, financing activities were primarily net borrowings under credit facilities of $17.9 million and proceeds from the exercise of employee stock options of $4.4 million. During the nine months ended September 30, 2001, financing activities were primarily proceeds from exercises of employee stock options of $2.1 million offset against net payments under credit facilities of $0.9 million.

     The effect of foreign currency exchange rate changes on cash were losses of $1.6 million and $0.9 million in the nine months ended September 30, 2002 and September 30, 2001, respectively.

     These activities resulted in increases in cash and cash equivalents of $3.7 million in the nine months ended September 30, 2002 and decreases in cash and cash equivalents of $46.4 million in the nine months ended September 30, 2001.

     In addition to cash, cash equivalents and short and long-term investments, we had a credit facility that provided for up to $20.0 million of revolving loans to us, which was retired on April 16, 2002 and replaced with a new credit facility. The interest on the loan was the bank’s base rate or a margin of 1.00% to 1.25% above the bank’s eurodollar rate depending on our ratio of total liabilities to tangible net worth. This credit facility was paid off in full in April 2002 with the completion of a new $50 million credit facility.

     On April 16, 2002, we completed a new $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank’s prime rate or 1.00% to 1.50% above the eurodollar rate depending on our ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans not to exceed $40 million at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios. As of September 30, 2002, there were $30.0 million of revolving loans outstanding under this credit agreement and the interest rate was 2.80% and 4.25% on loan balances of $22.5 million and $7.5 million, respectively. This revolving loan is included in long-term liabilities in the accompanying balance sheet as of September 30, 2002 based on our ability and intent to defer payment beyond September 30, 2003. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of our Barbados and Canadian subsidiaries.

     We believe that our current cash and cash equivalents, borrowings available under our credit facilities and anticipated net cash flow from operations will be sufficient to meet our anticipated cash needs for working capital, contractual commitments and capital expenditures for the foreseeable future.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

     We have debt outstanding, which is carried at cost, with an interest rate referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. As of September 30, 2002, we had $30.0 million in revolving loans outstanding under our new credit agreement. See terms of loan agreement in “Liquidity and Capital Resource” section in Item 2. Holding debt levels constant, a one-percentage point increase in interest rates would decrease earnings and cash flows for variable rate debt by approximately $300,000 in the year ended December 31, 2002.

     We operate multiple foreign subsidiaries that manufacture and / or sell our products worldwide. As a result, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables and payables, forecasted sales transactions, and net investments in certain foreign operations. We have not normally engaged in foreign currency hedging activities. We continue to evaluate the potential use of such activities on a more regular basis.

     Unless otherwise noted above, there has been no additional material change in our assessment of our sensitivity to market risk from the information set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

     On November 6, 2002, CIBA Vision Corporation and its subsidiary, Wesley Jessen Corporation (“Wesley Jessen”) filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging that our color contact lenses infringe patents owned by Wesley Jessen. The complaint seeks an award of damages, including unspecified punitive damages, attorney’s fees and costs and an injunction preventing the alleged infringement. We have not yet filed an answer to the complaint. We believe the lawsuit is without merit and we intend to defend this action vigorously.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     None.

     (b) Reports on Form 8-K

     On August 14, 2002, we filed a Current Report on Form 8-K reporting under “Item 9. Regulation in FD Disclosure” the Chief Executive Officer and Chief Financial Officer certifications required by the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR SCIENCES, INC. (Registrant)

Date: November 14, 2002	/s/ Sidney B. Landman Sidney B. Landman Vice-President Finance, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Stephen J. Fanning, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ocular Sciences, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Stephen J. Fanning Stephen J. Fanning Chief Executive Officer

I, Sidney B. Landman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ocular Sciences, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Sidney B. Landman Sidney B. Landman Chief Financial Officer