Form 10-K
period 2002-12-31
OCULAR SCIENCES INC /DE/
filed 2003-03-28
CIK 882484

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2002;
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 0-22623

OCULAR SCIENCES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2985696 (IRS Employer Identification No.)
1855 Gateway Boulevard, Suite 700 Concord, California (Address of principal executive offices)	94520 (Zip Code)
Registrant's telephone number, including area code: (925) 969-7000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001 Per Share (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant's Common Stock on March 3, 2003 ($13.30) as reported on the NASDAQ National Market, was $247,101,219. Shares of Common Stock held by officers and directors have been excluded in that shares of such persons may be deemed to be affiliates.

        As of March 3, 2003, there were 23,811,638 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates by reference the Registrant's Proxy Statement for its Annual Meeting of Stockholders which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, such as statements regarding our future performance and plans and results of operations. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. We cannot assure you that the events or circumstances reflected in forward-looking statements will be achieved or will occur. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and we may not be able to realize them. The following factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include risks associated with the overall economic environment, the integration of the Ocular and Essilor contact lens business, the impact of competitive products and pricing, product demand both domestically and overseas, market receptiveness to new product launches, extended manufacturing difficulties, customer bad debts, currency fluctuations, changes in our anticipated earnings and other risks discussed in the sections entitled "Item 1, Business—Risk Factors," "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements.

PART I

Item 1. Business

        Ocular Sciences, Inc., a Delaware corporation, is a global manufacturer and marketer of soft contact lenses. We manufacture a broad line of soft contact lenses marketed for annual, quarterly, monthly, two-weekly and daily disposable replacement regimens. We believe that the design of our lenses makes them more comfortable and easier to handle than those of our competitors and, as a result, provides wearers with a superior contact lens wearing experience. Our manufacturing technologies permit consistent, cost-effective reproduction of these designs, allowing us to offer our lenses at competitive prices. We continue to focus on lowering our manufacturing and non-manufacturing costs, or "cost-to-serve," thus enabling us to increase our profitability and our pricing flexibility. To minimize our cost-to-serve, we utilize an efficient packaging and distribution system, a telemarketing sales force supplemented by an outside sales force in our single largest market, the United States, and outside sales representatives in the European and Japanese markets, and focus our marketing efforts on eyecare practitioners, rather than directly on our consumers.

        We market our lenses exclusively to eyecare practitioners, in private practice, in retail optical chains and in mass merchandising optical shops. We believe that the eyecare practitioner significantly influences the selection of the brand of contact lenses patients wear and is critical to maintaining a patient's quality of care and safety. Accordingly, we do not sell to mail-order or web-based companies or other distribution channels that do not provide regular eye examinations necessary to maintain overall ocular health. We believe that practitioners can increase patient satisfaction and improve patient care by prescribing and dispensing to their patients high quality, channel-specific and competitively-priced soft contact brands, such as those made by us. As a result, our marketing strategies not only focus on our product offerings, but are designed to assist eyecare practitioners in retaining their patients and monitoring their patients' ocular health. We believe our strategies create a significant differentiation and incentive for practitioners to prescribe our lenses.

        We introduced lenses marketed for two-weekly disposable replacement regimens in 1993. Since their introduction, unit sales of lenses marketed for disposable replacement regimens have increased each year and represent the dominant proportion of our overall unit sales. Over the same period, the overall average selling price for all of our spherical lenses has generally declined, mostly due to increases in usage of lower cost disposable lenses. This has been somewhat offset by lower unit production costs gained through improved manufacturing and packaging processes and by the introduction of higher priced specialty lenses, such as toric lenses for astigmatism and color lenses. Annual revenues continue to increase year to year, primarily driven by our international sales growth.

        Our disclosure reports that we file with the Securities and Exchange Commission are available free of charge on the Investors page of our website, www.ocularsciences.com.

Industry Overview

        Approximately 50-70% of the United States population needs some type of vision correction. An estimated 35 million people in the United States and 85 million people worldwide, wear contact lenses to correct their vision. While contact lenses have been available for decades, the advent of soft lenses in 1971 changed the industry substantially and stimulated a significant penetration of the eyeglass market as these new soft lenses provided a dramatically higher level of comfort compared to earlier rigid lenses.

        The first soft contact lenses were generally prescribed for replacement every one to two years and required an extensive continuous cleaning routine. However, even with this cleaning program, such lenses often became progressively less comfortable to wear over time as protein deposits accumulated on the surface of the lenses. In response to these and other issues, soft contact lenses marketed for more frequent disposable replacement regimens were introduced in 1988. These replacement regimens, which minimized ocular complications stemming from soiled contact lenses, spurred a rapid increase in contact lens consumption in the United States. While contact lenses marketed for disposable replacement regimens are often made from the same or similar polymers and can have the same or similar designs as lenses marketed for annual replacement regimens, lenses marketed for disposable replacement regimens are generally produced in substantially higher volumes, sold in larger quantities and packaged in less expensive materials. We believe these factors allow the lenses to be sold at significantly reduced unit prices, making more frequent lens replacement economically feasible for the consumer.

        The increase in unit sales resulting from more frequent lens replacement generates better manufacturing economies of scale which, together with increased competition in distribution channels, led to significant reductions in average retail prices per unit. As average unit retail prices decreased, eye care practitioners were more likely to recommend more frequent replacement of contact lenses, thus, reducing the risks associated with less frequent replacement and improper lens care and further generating increases in lens consumption.

        Industry data shows that contact lens wearers are also increasingly migrating toward specialty lenses, such as disposable toric lenses, cosmetic lenses, aspheric lenses, multifocals and sports lenses, and toward daily, bi-weekly and monthly disposable replacement regimes. We believe that the U.S. market for contact lenses will continue to grow, although at a slower rate than previous years, as wearers continue to shift towards more frequent lens replacement regimens. In addition, industry data shows that while the U.S. market for contact lenses is more mature and has a fairly high level of penetration, non-U.S. markets are relatively less penetrated. Specifically, Europe, Japan and the rest of the world, as a category, have product penetration rates below the U.S. market level. Due to these lower product penetration levels and the continued conversion to disposable soft contact lenses in non-U.S. markets as high quality and competitively-priced contact lenses become increasingly available in international markets, we believe that the non-U.S. market for contact lenses have continuing substantial growth potential.

        Most contact lenses are purchased, in the United States, from optometrists, either in private practice or in retail chains, or from ophthalmologists in private practice, and internationally, from opticians. Most patients select contact lenses based on the recommendation of their eyecare practitioners and because contact lens prescriptions are generally brand-specific, patients typically continue to purchase the same brand for their prescription refills. The typical eyecare practitioner, in both private practice and retail chain channels, depends heavily on sales of products, such as contact lenses and eyeglasses, as a source of revenue. We estimate the typical optometric practice or retail optical chain in the United States realizes approximately two-thirds of its revenue from sales of corrective products, such as contact lenses and eyeglasses, and approximately one-third of its revenue from professional services such as eye examinations. Because the need for vision correction is chronic, repeat sales of contact lenses can provide the eyecare practitioner with a recurring, predictable revenue stream.

        While the introduction of disposable lens replacement regimens has led to growth in the contact lens market, it has also placed additional competitive pressure on eye care practitioners. Traditionally, patients purchased new lenses annually in connection with their eye examinations. Today, however, while the patient may see the practitioner annually to monitor eye health, after the initial fitting of the lenses, the patient may refill the lens prescription three or four or even more times per year through other distribution channels. The prescribing practitioner risks losing recurring sales represented by prescription refills when nationally advertised lens brands are available through virtually every possible channel of distribution, including mail-order and e-commerce companies and catalogs.

        We believe that practitioners can increase their patient retention as well as provide better ongoing patient-care by providing competitively-priced, high-quality products that are differentiated by brand from those offered by competing distribution channels. As a result, we believe there are opportunities for manufacturers of contact lenses that can effectively address this need. Moreover, we believe that the increased frequency of lens purchases resulting from the shift to ever shorter disposable replacement regimens can provide significant recurring revenues for manufacturers that are able to produce and distribute large quantities of high-quality lenses on a cost-effective basis.

Strategy

        We have designed and implemented a business strategy aimed at supplying eyecare practitioners, and accordingly help us, succeed in an increasingly competitive market. The principal elements of our strategy include:

        Superior Performing Products.    We believe that our contact lenses designs generally provide more comfortable and easier to handle lenses than those of our major competitors. Our advanced dry cast molding process and sophisticated lens designs increase wearers' comfort and improve shape retention of lenses. In addition, our lenses are designed and manufactured to provide superior fitting characteristics over our competitors' lenses. These advantages enable us to successfully market our lenses to eyecare practitioners for both existing, as well as new, contact lens wearers.

        Low-Cost, High Volume, Efficient Manufacturing.    With the growth of the high-volume disposable market segment, low-cost, high-volume, scaleable manufacturing has become increasingly important. Our dry cast molding technology and increasing automation allow us to manufacture high-quality lenses efficiently. As a result, we have been able to reduce our per unit production costs while increasing production volumes and product offerings. We continue to implement highly automated production lines in our manufacturing facilities. We believe that the increased unit volumes resulting from the growing disposable replacement market and this continued investment in automation and capacity will enable us to further reduce per unit production costs and increase production volumes.

        Brand and Product Segmentation by Channel.    Unlike our larger competitors, which promote nationally advertised consumer brands across multiple distribution channels, we advertise and promote our lenses marketed for disposable replacement regimens under specific lenses and brand names for the private practice channel and other products and brand names for various other retail chain and mass merchant channels. We also provide private label brands for our larger customers. We believe that branding and specific lenses by distribution channel create differentiation across channels and allows practitioners to differentiate the lenses they prescribe and sell from those sold through competing channels. This increases eyecare practitioners' ability to retain their patients' prescription refill business. As a result, we believe our channel-specific product and branding have become increasingly valuable to eyecare practitioners.

        Minimize Cost-to-Serve.    A substantial portion of our costs are associated with packaging, distributing, processing orders and selling and marketing our products. We strive to lower these and other non-manufacturing costs, or "cost-to-serve," in order to increase our profitability and our flexibility to aggressively price. Our primary methods of minimizing cost-to-serve are the continued use of automated packaging and distribution, telemarketing, supplemented by an outside direct sales organization in the U.S., European and Japanese markets and targeting our marketing and advertising at practitioners rather than consumers. We believe this strategy lowers the cost of an average sales call, as compared to that of our competitors who rely solely on field sales representatives and costly consumer advertising and other marketing campaigns. Our outside sales organization, combined with our inside sales personnel, can make more calls per day at a lower annual cost than field sales representatives alone.

        Expand Internationally.    We believe that the growth rate of many international markets for soft contact lenses will exceed that of the U.S. market, driven largely by increased availability of low-priced lenses marketed for disposable replacement regimens in developed and under-penetrated markets such as Europe, Japan, Asia and Canada. However, many non-U.S. markets lack the level of demand necessary for local manufacturers to achieve the economies of scale required for low-cost lens production. As part of our international growth strategy, we have established strategic distribution and marketing relationships with regional optical companies to capitalize on their existing market presence, customer relationships and local infrastructure. Additionally, on April 1, 2002, we acquired certain assets of Seiko Contactlens, Inc ("Seiko") in Japan for approximately $22 million. As part of the acquisition, we hired approximately 70 Seiko sales and administrative personnel. On February 12, 2001, we acquired the contact lens business of Essilor International (Compagnie d'Optique) S.A. ("Essilor"). The Essilor business included administrative, sales and distribution operations in France, Germany, the Netherlands, Switzerland, the United Kingdom, and the United States with manufacturing operations in France, the United Kingdom and the United States. We believe that these acquisitions position us to fully capitalize on some of the fastest growing segments of the contact lens industry. First, the addition of Essilor's operations greatly expands our existing presence in Europe, where we continue to experience strong demand. We now have direct sales channels in North America, Japan and Europe, which comprise the three major geographic markets for soft contact lenses. Second, the demand for toric lenses and disposable bifocals continues to outpace the rest of the market. Essilor's toric and disposable bifocal lenses, combined with our new disposable toric and color lenses gives us access to the specialty lens markets. We have also established distribution relationships with other soft contact lens distributors in a number of other countries throughout the world.

        Focus Marketing on Eyecare Practitioners.    Our sales and marketing efforts focus on eyecare practitioners. We believe the eyecare practitioners strongly influence the brand of lenses purchased by patients and are critical to maintaining a patient's quality of care and safety. We advertise and promote our products solely to practitioners and we do not sell our lenses to mail-order or e-commerce companies, or utilize other distribution channels that do not provide the eyecare services necessary to confirm lens fit and monitor ocular health. By bar-coding each unit shipped for disposable replacement regimens, we can identify diversion of our lenses to non-eyecare practitioner distribution channels. We structure our branding and marketing strategies so that the patient will be more likely to refill prescriptions from the practitioner or retail chain from whom the patient received the initial prescription. We believe this system assists eyecare practitioners to retain patient reorders and improves practitioners' ability to monitor their patients' ongoing ocular health, thereby providing a significant incentive for practitioners to prescribe our lenses.

Products

        We manufacture a broad line of soft contact lenses, which we believe provide superior performance over other leading products at competitive prices. Soft contact lens performance is defined primarily by comfort (how the lens feels on the eye), handling (ease of placement and removal), acuity of vision and physiological response. These qualities, in turn, are determined primarily by lens design and the manufacturing process. Our lenses incorporate sophisticated designs, including extremely thin edges, a lenticulated carrier and a low-edge apex, that provide a high level of comfort, enhanced shape retention and ease of handling. Our dry cast molding process further improves handling and comfort by consistently and accurately reproducing these designs. In addition, our lenses are designed and manufactured to provide fitting characteristics similar to those of competitors' lenses. In general, these characteristics enable the practitioner to switch a patient to our lenses without extensive refitting. We believe that these fitting characteristics, together with our lenses' performance and price, make it easy for practitioners to prescribe our lenses to existing, as well as new, contact lens wearers.

        Our contact lenses are made from flexible polymers containing 38%, 52%, 55%, 60%, 70% or 73% water. We offer different brands for different replacement regimens, including daily, weekly, monthly, quarterly and annual replacement regimens. A wearer's replacement regimen is based on the recommendation of the patient's eyecare practitioner, who typically prescribes a lens brand targeted to that regimen and who advises the wearer on the appropriate lens care procedures for that regimen. However, the wearer may actually replace their lenses on a more or less frequent basis. Most of our lenses contain a light blue bulk-applied visibility tint that enables the wearer to see and handle the lenses more easily, although some of our more expensive lenses marketed for annual replacement contain a more expensive, individually applied masked tint that improves handling and is less noticeable in the eye. In addition, most of our lenses marketed in the United States and Europe contain an ultraviolet absorber, which was introduced in the United States in 1999. With different replacement regimens, we offer lenses having different design parameters, diameters and base curves to enable practitioners to fit their patients better. Our lenses marketed for disposable and annual replacement regimens are generally packaged in different quantities and priced differently.

        Within different replacement regimens, we offer daily-wear lenses that are to be removed, cleaned and disinfected each night, and extended-wear lenses that may be worn continuously, night and day, for up to seven days.

Disposable Sphere Replacement Regimens

        Weekly Sphere Replacement Regimens.    We entered the growing weekly disposable segment of the soft contact lens market with a 38% water content lens in September 1993. In 1995 we introduced a 55% water content lens to compete directly with one of the market leaders, Acuvue®. The 55% water content lens has a design and water content that permit a high level of oxygen transmissibility and provide increased comfort for overnight wear. In 1999, the Vistakon division of Johnson & Johnson ("Johnson & Johnson") introduced the Acuvue® 2 lens (which it markets in addition to the Acuvue® lens). Our 55% water content lens now competes with both Acuvue® products. Our 55% water content lenses are marketed for replacement every one to two weeks in the United States and monthly in most of the rest of the world. We believe that our 55% water lenses marketed for weekly replacement can provide handling and comfort superior to that provided by Acuvue®, at a competitive price. We believe that our spherical lenses marketed for weekly replacement regimens have demonstrated strong market acceptance, steadily gaining U.S. market share since their introduction and reaching approximately 20.7% and 20.6% of total unit sales in the weekly disposable market segment in the United States by the fourth quarter of 2002 and 2001, respectively. We sell these lenses to independent eyecare practitioners under the Biomedics® brand and certain other private label brands and to retail chains under the UltraFlex™ 7/14 brand and private label brands. We package our lenses for weekly replacement in boxes, each containing six identical blister-packed lenses. In 2000, we introduced the Hydrogenics® 60, a lens marketed for weekly replacement regimens, which is sold only to independent eyecare practitioners. This product further enhances our branding strategy by segmenting the distribution channels with dedicated products.

        Monthly Sphere Replacement Regimens (Planned Replacement Lenses).    Our lenses marketed for monthly replacement regimens are sold under the ProActive®, Edge® III ProActive®, UltraFlex™ SmartChoice® and private label brands. These lenses are marketed for replacement every one to three months. This replacement regimen provides a lower cost alternative to weekly replacement.

        Daily Sphere Replacement Regimens.    In 1999, we introduced a low-priced lens marketed for daily replacement in Japan and Europe. The product is packaged in boxes of 30 or 90 lenses. Certain of our competitors, including Johnson & Johnson, the Ciba Vision division of Novartis ("Ciba") and Bausch & Lomb, Inc. ("Bausch & Lomb"), have introduced lower-priced lenses marketed for daily replacement in the United States. We have experienced a favorable market response during 2002 and 2001, especially in Japan, for our daily disposable lens.

Annual Sphere Replacement Regimens

        We are a leading provider of soft lenses marketed for annual replacement regimens in the United States and Europe. These lenses must be cleaned nightly, with an additional weekly enzymatic cleaning to reduce protein accumulation. Patients generally wear these lenses until they become dirty or uncomfortable (usually a year for 38% water products and about nine months for 55% water products). We market our lenses for annual replacement regimens primarily under three brand names, Edge® III, UltraFlex™, Hydron® and also under private labels. These product lines include a number of lens designs to allow eyecare practitioners to choose the lens that best meets their patients' needs. Under both the Edge® III and UltraFlex(TM) brands, we offer a low-priced, daily-wear product, a thinner product, a product that is both thinner and larger in diameter and a product that may be utilized as an extended-wear lens. We package our lenses marketed for annual replacement regimens in single-lens vials or blister packs.

Specialty Lenses

        Our specialty lenses include RGP, disposable and other toric, cosmetic, aspheric, multifocal, sports and extended-wear lenses. Toric lenses correct vision for patients with astigmatism, which is characterized by an irregularly shaped cornea. Through our acquisition of the contact lens business of Essilor, we currently offer toric lenses marketed for annual and quarterly replacement under the Sunsoft® brand name primarily in the United States and Canada and under the Lunelle® brand name in other non-U.S. markets. In addition, in 2001 we launched a disposable toric lens marketed for weekly replacement in the United States and Canada, and expanded that into international markets in 2002.

        Multifocal lenses aid patients with presbyopia, or age-related vision difficulty, in focusing on near objects. We offer bifocal lenses under the Echelon® and Sunsoft® brand names in the United States and under the Lunelle® and Rythmic® brand names internationally.

Sales and Marketing

        We market and sell our products worldwide. In order to maintain a low cost-to-serve, we historically primarily used an inside sales force located in Phoenix, Arizona and the United Kingdom. In 2001, we supplemented this sales force with an outside sales force to target Europe and the top 20 markets in the United States. The inside sales force relies on telemarketing to sell our products to practitioners, both in independent practice and retail chains. With over 40,000 practitioners in the United States, we believe that this market can be reached effectively and frequently through direct field sales force combined with telemarketing, mailings, trade journals and trade shows, at a relatively low cost. We believe that this sales strategy combines telemarketing efficiency with the close in-person contact of a field sales representative.

        In recruiting both inside and outside sales personnel, we seek well-educated candidates who we believe will be capable of both discussing both technical information and developing relationships with practitioners. As part of a continuing effort to ensure the motivation, professionalism and effectiveness of our sales representatives, we provide each sales representative with substantial training in a program that we developed and have used since our inception. This program typically includes two weeks of initial training and at least two hours a week of continuing instruction. This training emphasizes telemarketing sales techniques, the development of personal relationships with customers and the technical aspects of contact lens fitting and design. Each salesperson is assisted by a computer database that maintains each practitioner's profile, monitors ongoing activities and orders, allows sales personnel to enter information for follow-up calls and highlights dates for return calls.

        We also utilize distributors that resell our contact lenses primarily to independent practitioners. We believe that by using distributors, we increase the availability of our lenses to many practitioners who prefer to utilize a single source for several brands of lenses and manage the costs involved in numerous small orders. In addition, we use advertising targeted to practitioners, such as direct-mail and advertisements in professional journals, to generate leads for our inside sales force. We also provide customers with merchandising allowances and have developed a variety of promotional programs to offer lenses at significantly reduced prices in order to encourage trial of our products.

        As a matter of policy, we do not sell lenses to mail-order and e-commerce companies because it is not consistent with our strategy of focusing on the practitioner and because such companies do not provide the regular eye examinations necessary to check the fit of the lenses and monitor patients' overall ocular health. To control the distribution of our lenses, we place serialized bar-codes on each disposable product box and blister pack and routinely monitor product availability at these companies. We have a policy of terminating the supply of lenses to customers who divert products to this distribution channel and have had several lawsuits with diverters.

        In the United States, we sold our products to approximately 17,000 independent practitioner accounts and approximately 90 retail chains. Our customers in each of the past three years have included the top 20 U.S. optical retailers. Fifteen of these 20 retailers, as well as certain key international corporate accounts, have selected our lenses for their private label. Our ten largest U.S. customers represented approximately 15%, 15% and 20% of our net sales for 2002, 2001 and 2000, respectively.

        Product Branding.    We have developed many different trademarked brands for our lenses. Certain brands are offered only to independent practitioners. Other brands are offered to retail chains. In addition, private label brands are offered to certain high-volume customers that wish to develop their own brand recognition and loyalty, and private practitioners (or groups of private practitioners) meeting certain volume criteria can similarly purchase "semi-exclusive" brands that are not widely offered to other practitioners in their local market. We believe that this approach differentiates us from our leading competitors, which typically rely heavily on expensive consumer advertising and promotion of national brands to generate brand awareness and demand. With the same nationally advertised and promoted brands of lenses marketed for disposable replacement regimens available through a number of major distribution channels, including mail-order, e-commerce companies and pharmacies, patients can bypass their original eyecare provider when purchasing replacement lenses. By marketing our lenses under different brands, segmented by distribution channel, we believe that we can assist eyecare professionals in retaining their patients and improve a patient's long-term eyecare.

        International Markets.    We anticipate that many non-U.S. markets for soft contact lenses will grow at faster rates than the United States market, driven largely by the increased availability of low-priced lenses marketed for disposable replacement regimes in developed but under-penetrated markets such as Europe, Japan and the rest of the world. However, many markets outside the United States do not have the volume of demand necessary for local manufacturers to achieve the economies of scale required for low-cost lens production. As a result, our international strategy includes entering into strategic distribution and marketing relationships with established regional optical companies in addition to some direct representation in select markets such as Latin America, Mexico and Hong Kong. We offer these companies lower-cost lenses, and the marketing benefits of a private label brand, and the companies provide us with the benefits of their existing market presence, customer relationships and local infrastructure. We believe that this strategy permits us to target effectively growing international markets.

        The following summarizes our international sales operations:

        Europe.    The acquisition of the Essilor businesses in February 2001 gave us a direct sales channel and expanded our presence in Europe. In addition, to expand in this growing market, we have developed strategic partnerships with a number of regional and local contact lens distributors. In these relationships, our contact lenses marketed for disposable replacement regimens are sold under their brand names on a non-exclusive basis throughout Europe. We also currently have distribution relationships in Europe and the Middle East serving a number of countries, as well as an inside sales organization based in Southampton, England that uses telemarketing and other sales methods in the United Kingdom that are similar to those we use in the United States.

        Canada.    We have a direct selling organization based in Ontario, Canada that uses field sales representatives as well as direct mail, journal promotion and cooperative merchandising allowance programs similar to those that we use in the United States. We also utilize a small number of Canadian distributors to resell our products, primarily to independent eyecare practitioners.

        Latin America.    We expect unit growth in the disposable replacement lens segment of this emerging market will grow at a faster pace than in North America or Europe because of the lower level of current user penetration. To expand our penetration of this growing market, we have entered into a number of non-exclusive distribution arrangements in Latin America and hired selected local representatives based in Miami and Mexico City.

        Asia-Pacific Region.    The Seiko acquisition, in April 2002, gave us a direct sales channel in Japan. We believe that the growth of unit sales in the Asia-Pacific market will be driven primarily by sales of contact lenses marketed for disposable replacement regimens, particularly in Japan. We have established distribution relationships with a number of soft contact lens distributors in many countries throughout Asia.

Distribution

        We believe that our distribution operations provide our customers with cost-effective, rapid and reliable deliveries of our products. Because our customers place both small orders for individual patients and large inventory stocking orders, our fulfillment system have been designed with the flexibility to receive, fill and ship orders as small as a single lens and as large as hundreds of thousands of lenses. Customers may place orders by toll-free telephone call, by facsimile or by the internet. Certain of our larger customers use our electronic data interchange ("EDI") services to place orders and receive order acknowledgments, invoices, inventory status reports and customized pricing information online, improving efficiency and timeliness for both the customer and us. If the product is in stock, orders received by 2:00 p.m. local time are generally shipped the same day.

        We maintain our primary warehouse and distribution facilities in South San Francisco, California; Albuquerque, New Mexico; Southampton, United Kingdom; Ligny-en-Barrios, France; and Markham, Ontario and local distribution facilities in the Netherlands, Hungary, Switzerland, Italy, Japan, Australia and Germany. The largest of these distribution centers is the South San Francisco location, which primarily serves customers in the United States, Asia-Pacific and Latin America. Customers in Europe are primarily served from the Southampton, United Kingdom and Ligny-en-Barrios, France facilities, and customers in Canada are primarily served from the Markham, Ontario facility.

        To further reduce our cost-to-serve and improve customer service, we have implemented a highly computerized and automated retrieval system at our South San Francisco facility and also partially in our United Kingdom facility. This system incorporates advanced handling processes such as automatic dispensing, automated conveyors and radio frequency dispatch. These processes are integrated by software that, in turn, is integrated into our order entry system, allowing orders to be downloaded, stocking locations determined and fulfillment instructions delivered automatically.

Manufacturing

        Substantially all of the our products are manufactured in facilities in Juana Diaz, Puerto Rico; Southampton, United Kingdom; Albuquerque, New Mexico; and Ligny-en-Barrios, France. We generally produce our lenses using a manufacturing process known as dry cast molding. This process uses a single use, two-part plastic mold that is manufactured by injection-molding machines utilizing high-precision optical tooling that we make. A liquid monomer mixture is dispensed into the mold and polymerized to form a finished dry lens. The mold containing the polymerized lens can be inventoried for an extended period under proper conditions. The dry lens, once removed from the mold, is hydrated, inspected, packaged and sterilized. In general, both the Puerto Rican and U.K. plants can hydrate dry lenses manufactured by the other. These capabilities substantially increase the efficiency and flexibility of our manufacturing operations.

        Our dry cast molding process enables us to consistently reproduce the sophisticated designs of our lenses, including the lenticulated carrier and low-edge apex that provide the lenses' enhanced shape retention and superior handling characteristics. In addition, the dry cast molding process allows us to reproduce lenses that are designed to provide fitting characteristics similar to those of our leading competitors' lenses, regardless of their manufacturing process. We also believe that the dry cast molding process provides advantages over certain alternate production methods in yield, throughput efficiency and performance. For example, each dry lens in our cast molding process emerges from the mold completely finished, eliminating the need for additional polishing. This cast molding process reduces manufacturing steps and facilitates automated handling and inspection. We rely on a non-exclusive, perpetual, irrevocable patent license for a significant element of our dry cast molding technology. In addition to dry cast molding, certain of our competitors utilize wet cast molding, lathing or spin-casting processes.

        We believe that dry cast molding is a highly scaleable process, which makes it well-suited to address the high-volume requirements of the growing disposable replacement market. The disposable replacement market, however, is relatively price-sensitive, and lenses marketed for disposable replacement regimens generally have significantly lower selling prices than lenses marketed for annual replacement regimens. We believe that our ability to compete effectively in this growing market will depend on our ability to continue to reduce our per unit production costs while increasing manufacturing capacity and maintaining the high quality of our products.

        Certain of our specialty lenses are manufactured using lathing technology. The lathing process allows us to manufacture lenses with the high level of customization and accuracy to meet specific patient requirements in the specialty lens market.

        We believe that reducing our manufacturing costs will require increased automation to further improve manufacturing efficiencies and yields, improved packaging designs that utilize lower cost materials and larger production volumes to take advantage of economies of scale. While we have implemented a number of cost reduction measures, such as blister packaging, automated inspection systems, automatic de-molding and in-monomer tinting over the past several years, the most significant improvements are expected to come from the ongoing implementation of additional production lines incorporating a new automated process based on our current dry cast molding technology. In 2000, we completed the construction of a new 122,540 square foot manufacturing facility in Juana Diaz, Puerto Rico and this United States Food and Drug Administration ("FDA")-approved facility has been producing product since that time. In 2001, a new manufacturing facility began production of daily disposable lenses in Southampton, United Kingdom. We believe that this new process will reduce the cost per lens below its historical cost while substantially increasing production capacity.

        Our future success will depend in part upon our ability to increase our production volume on a timely basis while maintaining product quality, reducing per unit production costs and complying with the FDA's quality system (including "good manufacturing practices" or GMP) regulations. We cannot assure you that we will not encounter difficulties in expanding and automating our manufacturing facilities and increasing production, including problems involving production yields, quality control, construction delays and shortages of qualified personnel. Our failure to reduce per unit production costs and maintain product quality could have a material adverse effect on our business, financial condition and results of operations.

Restructuring

        During the fourth quarter of 2002, we accelerated the implementation of our second-generation manufacturing process throughout our high volume product lines. Given the lower labor and space requirements of this manufacturing process, we can consolidate our manufacturing operations into a smaller total plant structure. The initiative will allow us to meet volume production goals in substantially less space with lower manufacturing overhead. We believe that this initiative will result in an annual cost savings of $40 million by 2005. We expect the initiative to be completed by 2004 and cost a total of approximately $50 million, $25 million of which is non-cash.

Research and Development

        We actively pursue technology development and acquisition in order to enhance our competitive position. Our research and development efforts are focused primarily on the development of new soft contact lens products. Currently, our product development efforts are focused on the development of a new continuous wear lens. In June 2001, we entered into a joint research and development agreement with Asahikasei Aime Co. Ltd., a subsidiary of Asahi Kasei Corporation. We intend to apply our advanced cast molding manufacturing process to a newly developed silicon-based material created by Asahikasei Aime to produce a high performance contact lens. We will share with Asahikasei Aime, marketing and distribution rights in Asia, while Asahikasei Aime will retain exclusive rights in Japan and we will retain exclusive rights worldwide outside of Japan and Asia. Asahikasei Aime Co., Ltd. develops, manufactures and markets a full range of hard and soft contact lenses. In addition, we are engaged in development of automated manufacturing processes to increase the efficiency and capacity of our manufacturing operations. Outside specialists in biochemistry, microbiology, formulation science and polymer chemistry support our clinical research. During the years ended December 31, 2002, 2001 and 2000, expenditures for research and development (including obtaining regulatory approvals) were approximately $4.9 million, $7.0 million and $4.1 million, respectively. In addition, as a result of the acquisition of the contact lens business of Essilor in 2001, we recorded an acquired in-process research and development expense of $4.2 million.

Patents, Trademarks, Trade Secrets and Patent Licenses

        We have been granted a number of patent registrations in the United States and we have filed patent applications for lens products, which are being developed, and for certain aspects of our automated manufacturing process. We believe that these patents and patent applications, in the aggregate, are of material importance to our business operations. Also valuable are our numerous trademark registrations in the United States, Europe and foreign countries in other parts of the world. Our channel-specific branding strategy depends on our strategic use of our trademark portfolio, as the trademark for each product brand is generally registered. We believe that these trademark applications, in the aggregate, are of material importance to our business operations. We license the Hydron trademarks under a license agreement that prohibits the use of those trademarks outside of the Americas.

        In addition, we have obtained non-exclusive licenses from third parties to patents for certain contact lens designs and manufacturing technologies used in the production of our products. In addition to patents, trademarks and patent licenses, we own certain trade secrets, copyrights, know-how and other intellectual property.

Competition

        The market for soft contact lenses is intensely competitive. It is characterized by a limited number of industry participants arising from significant concentration of market share amongst the three largest manufacturers, high barriers to entry and decreasing prices for many products. As the number of wearers of soft contact lenses in the United States has not grown significantly in recent years, increased market penetration will require wearers of competing products to switch to our products. Our products compete with products offered by a number of larger companies including Johnson & Johnson, CIBA Vision, Bausch & Lomb and the Cooper Companies. The three largest companies, Johnson & Johnson, CIBA Vision and Bausch & Lomb, account for an estimated 80% of the global market. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than we do. Among other things, these advantages may afford our competitors greater ability to efficiently manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. We believe that certain of our competitors continue to expand, or plan to expand, their manufacturing capacity, and may implement new, more-automated manufacturing processes, in order to support anticipated increases in volume. As many of the costs involved in producing contact lenses are relatively fixed, if a manufacturer can increase its volume, it can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. Our competitors could also reduce prices to increase sales volumes so as to more fully utilize their capacity, or for other reasons. Price reductions by competitors could make our products less competitive, and we can not assure you that we will be able to either match the competitor's pricing or reduce our prices in response. Our ability to respond to competitive pressures by decreasing our prices without adversely affecting our gross margins and operating results will depend on our ability to continue decreasing our costs per lens. Our ability to decrease our costs per lens will depend, in part, on our ability to increase our sales volume, manufacturing automation and production capacity.

        The market for contact lenses has shifted from lenses marketed for annual replacement regimens to lenses marketed for various disposable replacement regimens. The weekly and daily disposable replacement market is particularly competitive and price-sensitive and is currently dominated by Johnson & Johnson's Acuvue product line and CIBA Vision's daily disposable line. We believe that the current per unit production costs of Johnson & Johnson, CIBA and certain of our other competitors are currently lower than ours in certain product lines. Our ability to compete effectively in the disposable lens market will depend in large part upon the our ability to expand our production capacity and reduce our per unit production costs.

        Soft contact lens manufacturers have generally sought to differentiate themselves from their competitors on the basis of product performance, marketing, distribution channels and price. We believe that our manufacturing process technology, lens designs and marketing strategies differentiate us from our leading competitors. In addition, since the purchase of contact lenses requires a prescription in the United States, we also compete on the basis of, and believe we are distinguishable from our competitors based on, our relationships and reputation with eyecare practitioners. We cannot assure you that we will be able to continue to so distinguish our products or that competitors will not adopt technologies, lens designs or marketing strategies that are similar to those we use. Any such action by competitors could have a material adverse effect on our business, results of operations and financial condition. We also encounter competition from manufacturers of eyeglasses and from alternative technologies, such as surgical refractive procedures. If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could substantially reduce the demand for contact lenses by enabling patients to avoid the ongoing cost and inconvenience of contact lenses. Accordingly, we cannot assure you that these procedures, or other alternative technologies that may be developed in the future, will not cause a substantial decline in the number of contact lens wearers and thus have a material adverse effect on our business, financial condition and results of operations.

Government Regulation

        The U.S. Federal Food, Drug and Cosmetic Act (the "FDC Act"), the other statutes and regulations of the FDA and other state and foreign agencies govern the preclinical and clinical testing, manufacture, labeling, distribution, sale, marketing, advertising and promotion of our products. Noncompliance with such statutes and regulations can result in, among other things, fines, injunctions, product recall or product seizures, operating restrictions (including suspension of production and distribution), the FDA's refusal to grant marketing approval or clearance for a product, the withdrawal of previously granted marketing approvals or clearances, and criminal prosecution. Sales of our products outside the United States are subject to regulatory requirements that, while generally comparable to those in the United States, vary widely from country to country.

        FDA Regulation.    We must obtain FDA approval or clearance for marketing our new contact lenses prior to their release. There are two primary means by which the FDA permits a medical device, including contact lenses, to be marketed, either through pre-market approval ("PMA") or by a 510(k) filing. A PMA is required for any device, which is not substantially equal to a device already in the marketplace or for a device that is critical in nature. The request for a PMA must be supported by valid scientific evidence that typically includes extensive data, including data from preclinical testing and human clinical trials to demonstrate the safety and effectiveness of the device. Ordinarily, the FDA requires the performance of at least two independent, statistically significant human clinical trials. Once the FDA accepts a PMA submission for filing, it begins an in-depth review of the PMA. An FDA review of a PMA generally takes from twelve to eighteen months from the date the PMA is accepted for filing, but may take significantly longer if the FDA requests additional information or if the PMA is materially amended. Toward the end of the PMA review process, the FDA generally will inspect the manufacturer's facilities to ensure that they comply with GMP requirements. If the FDA's evaluations of both the PMA and the manufacturing facilities are favorable, the FDA will issue either an approval letter (order) or an "approvable letter" containing a number of conditions to be met in order to secure approval of a PMA. Once those conditions have been fulfilled, the FDA will approve the PMA and authorize commercial marketing of the device for certain indications. The PMA process can be expensive, uncertain and lengthy, and we cannot assure you that the FDA will approve any particular product for marketing.

        For certain products, we may be required to seek clearance by filing a 510(k) premarket notification with the FDA. To obtain that clearance, we must establish that the device is "substantially equivalent" to a device that has been legally marketed or was marketed before May 28, 1976. We may not place the device into commercial distribution in the United States until the FDA issues a substantial equivalence determination notice. This notice may be issued within 90 days of submission, but usually takes longer. The FDA, however, may determine that the proposed device is not substantially equivalent, or require further information, such as additional test data or clinical data, or require modifications to the product labeling, before it will make a finding of substantial equivalence. In addition, the FDA may inspect our manufacturing facilities before issuing a notice of substantial equivalence and may delay or decline to issue that notice until our facility is found to be in compliance with GMP requirements. The process of obtaining FDA clearance of a 510(k) premarket notification, including testing, preparation and subsequent FDA review, can take a number of years and require the expenditure of substantial resources.

        Modifications to existing 510(k)-cleared devices, including changes in design, material, or manufacturing process that could significantly affect safety or effectiveness, require submission and clearance of new 510(k) notifications, as do significant changes in labeling. Modifications to a device that is the subject of an approved PMA, including to its labeling or manufacturing process, ordinarily require FDA approval of PMA supplements or new PMAs. To supplement a PMA, we must typically submit information similar to that required for an initial PMA, except that the supplement is generally limited to information needed to support the proposed change from the product covered by the original PMA. FDA approval of supplemental PMAs requires approximately one to two years.

        The FDA classifies medical devices as Class I, II or III, on the basis of the controls the FDA deems necessary to reasonably ensure their safety and effectiveness. Our daily-wear products have been classified as Class II devices and as such are subject to the 510(k) pre-market notification process. Our extended-wear products have been classified as Class III devices and are subject to the PMA requirements. All of the products we currently market have received 510(k) clearance or PMA approval, including our daily disposable lenses. We have made minor modifications to our lenses, which we believe do not require the submission and clearance of new 510(k) notifications or the submission and approval of PMA supplements. We cannot assure you, however, that the FDA will agree with our determinations not to submit new 510(k) notifications or PMA supplements for these changes, that the FDA will not require us to cease sales and distribution while seeking clearances of 510(k) notifications or approvals of PMA supplements for the changes, or that we will be able to obtain such clearances and approvals, if required, in a timely manner or at all.

        The FDC Act also requires that we manufacture our products in accordance with the FDA's quality system regulations, which include the GMP requirements. These regulations require, among other things, that we regulate, control and document our manufacturing process and validate by extensive and detailed testing our ability to produce devices which meet the specifications. We are also required to investigate any deficiencies in the manufacturing process or in the products produced, use purchasing controls, keep detailed records and impose pre-production design controls. The FDA can inspect our manufacturing facilities on a periodic basis to monitor compliance with the quality system regulations. If we violate the applicable regulations, the FDA can prohibit further manufacturing, distribution and sale of our products until the violations are cured. We believe that our facilities are in compliance with the FDA's quality system regulations and that the planned automation of our manufacturing facilities will not require clearance or approval.

        International Regulation.    Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls such as those described previously. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval. These differences may affect the efficiency and timeliness of international market introduction of our products, and we cannot assure you that we will be able to obtain regulatory approvals or clearances for our products in foreign countries.

        Medical devices, including contact lenses, sold or marketed in the European Union ("EU") are subject to its medical device directive. This directive makes CE mark certification procedures available for medical devices. In general, medical devices may not be sold in EU countries unless they display the CE mark. In order to obtain CE mark certification for our products, we must obtain certification that our processes meet certain quality standards and establish that our products are safe and fit for their intended purpose. Although member countries must accept for marketing medical devices bearing a CE marking without imposing further requirements related to product safety and performance, each country may require the use of its own language or labels and instructions for use.

        We may have to obtain additional approvals from foreign regulatory authorities in order to sell our products in non-EU countries. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States permit. Other countries, such as Japan, have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in the United States, while approvals in countries such as Japan may require longer periods than in the United States.

        Other Regulation.    We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We cannot assure you that we will not be required to incur significant costs to comply with such laws and regulations or that compliance with such laws or regulations will not have a material adverse effect upon our ability to do business.

Employees

        As of December 31, 2002, we had 3,542 full-time employees, including 607 in the United States, 1,504 in the United Kingdom, 1,118 in Puerto Rico, 132 in France, 62 in Japan, 36 in Canada, 13 in Australia, and 70 in various sales and distribution sites throughout Europe. Of our full-time employees, 325 are engaged in sales and marketing, 2,527 in manufacturing, 254 in distribution, 221 in packaging and 215 in various administrative functions. We also utilize a number of part-time employees in our manufacturing and distribution operations to supplement our full-time workforce. Our manufacturing site in Ligny-en-Barrios, France is represented by a labor union and is the subject of a collective bargaining agreement with respect to their employment with us. We have never experienced a work stoppage and believe that our employee relations are good.

Geographic Areas

        For financial information about geographic areas, refer to the information set forth in Note 11 of the Notes to Consolidated Financial Statements.

RISK FACTORS

        This Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed or implied in such forward-looking statements due to such risks and uncertainties. Factors that may cause such a difference include, but are not limited to, those discussed below, in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K.

Intense competition in the contact lens industry could materially adversely affect us.

        The market for soft contact lenses is intensely competitive and is characterized by lower prices for many products. As the number of wearers of soft contact lenses in the United States has not grown significantly in recent years, our ability to increase U.S. market penetration will depend on wearers of competing products switching to our products. Our products compete with similar products offered by a number of larger companies, including Johnson & Johnson, Ciba Vision, Bausch & Lomb and Cooper. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes. Among other things, these advantages may afford our competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. We believe that certain of our competitors are expanding, or are planning to expand their manufacturing capacity, and are implementing automated manufacturing processes, in order to support anticipated increases in volume. Because many of the costs incurred in producing contact lenses are relatively fixed, a manufacturer that can increase its volume can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. Our competitors could also reduce prices to increase sales volumes so as to utilize their production capacity, or for other reasons. Price reductions by competitors could make our products less competitive, and we cannot assure you that we would be able to either match the competitor's pricing plan or reduce our prices in response. Our ability to respond to competitive pressures by decreasing our prices without adversely affecting our gross margins and operating results will depend on our ability to decrease our costs per lens. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capacity. We cannot assure you that we will be able to continue to increase our sales volume or reduce our per unit production costs. Our failure to respond to competitive pressures and particularly price competition in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

        The market for contact lenses is shifting from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens. The weekly disposable replacement market is particularly competitive and price-sensitive and is currently dominated by the Acuvue® product produced by Johnson & Johnson. We have introduced a lens marketed for daily disposal in Japan and Europe. Our ability to compete effectively in the daily market will depend in large part upon our ability to expand our production capacity and reduce our per unit production costs.

        We believe that our manufacturing process technology, lens designs and marketing strategies differentiate us from our leading competitors. However, we cannot assure you that competitors will not adopt technologies, lens designs or marketing strategies that are similar or better than those that we use. Any such action by competitors could have a material adverse effect on our business, results of operations and financial condition.

        We also encounter competition from manufacturers of eyeglasses and from alternative technologies, such as surgical refractive procedures (including new refractive laser procedures such as PRK, or photo refractive keratectomy, and LASIK, or laser in situ keratomileusis). If surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could substantially reduce the demand for contact lenses by enabling patients to avoid the ongoing cost and inconvenience of contact lenses. Accordingly, we cannot assure you that these procedures, or other alternative technologies that may be developed in the future, will not cause a substantial decline in the number of contact lens wearers and thus have a material adverse effect on our business, financial condition and results of operations.

Our failure to complete our manufacturing restructuring initiative in a timely fashion or otherwise in accordance with our goals could materially affect us.

        During the fourth quarter of 2002, we accelerated the implementation of our second-generation manufacturing process throughout our high volume product lines. Given the lower labor and space requirements of this manufacturing process, we can consolidate our manufacturing operations into a smaller total plant structure. The initiative will allow us to meet volume production goals in substantially less space with lower manufacturing overhead.

        As a result of this initiative, we recorded a restructuring charge of approximately $34.5 million in 2002. Of the $34.5 million, approximately $24.7 million relates to impairment of property and equipment, $4.7 million relates to employee severance and benefit costs, $4.4 million relates to leased facilities that will be abandoned and the remaining $0.7 million relate to miscellaneous costs, such as professional fees related to the initiative. We anticipate that this initiative will result in an annual cost savings of $40 million by 2005 and we expect to complete the initiative by 2004 at a total cost of approximately $50 million.

        We cannot assure you that these cost savings will be achieved. Nor can we assure you that the total cost of the initiative will not exceed $50 million, that the initiative will not result in manufacturing interruptions, or that the initiative will be completed by 2004. For example, with respect to cost savings, we may encounter difficulty hiring sufficient number of qualified personnel in Puerto Rico and salary and benefits expenses with respect to such personnel may be greater than expected. Furthermore, with respect to total costs of the initiative and the time required for completion of the initiative, we may encounter unanticipated regulatory obstacles, unanticipated difficulties or costs related to the termination or abandonment of our lease obligations, employee severance and benefit costs that are greater than expected or fees and expenses that are greater than expected.

Our failure to successfully expand and automate our manufacturing operations could materially adversely affect us.

        We continue to add new, highly-automated production technology at our facilities in the United Kingdom and Puerto Rico to increase manufacturing capacity and reduce per unit manufacturing costs. However, we cannot assure you that that we will be able to implement this automated technology on a timely basis or that the automated technology will operate as efficiently as expected. We have encountered delays in implementing the initial phases of this automated technology and we cannot assure you that we will not encounter significant delays and difficulties in the future as we intend to add additional lines. For example, suppliers could miss their equipment delivery schedules, new production lines and facilities could improve less rapidly than expected, if at all, or the equipment or processes could require longer design time than anticipated, or redesigning after installation. In 2000, we experienced delays in implementing the initial phases of the automated lines and, as a result, we had difficulties in meeting customer demand in certain of our products. The new production technology may involve processes and equipment with which we and our personnel are not fully experienced. Difficulties we experience in automating our manufacturing processes could impair our ability to reduce per unit production costs and to compete in the weekly and daily disposable replacement market and, accordingly, could have a material adverse effect on our business, financial condition and results of operations.

An interruption of our manufacturing operations could materially adversely affect us.

        We manufacture substantially all of the products we sell. As a result, any prolonged disruption in the operations of our various manufacturing facilities, whether due to technical or labor difficulties, destruction of or damage to any facility or other reasons, could have a material adverse effect on our business, financial condition and results of operations. In this regard, one of our principal manufacturing facilities is located in Puerto Rico and is thus exposed to the risks of damage from windstorms and floods. Additionally, our largest packaging operation is located in the San Francisco Bay Area and is thus exposed to the risk of damage from earthquake. If these facilities were to be out of production for an extended period, our business, financial condition and results of operation would be materially adversely affected.

Weakness in the U.S. and international economies may materially adversely affect us.

        Consumer spending patterns, including the consumption of contact lenses, are affected by, among other things:

  •
  prevailing economic conditions,

  •
  wage rates,

  •
  inflation,

  •
  new housing starts,

  •
  consumer confidence, and

  •
  consumer perception of economic conditions.

        Weak economic conditions may cause a decline in the number of people fitted for contact lenses, cause consumers to increase the length of time between doctor visits and replace their contact lenses less frequently, slow the migration of consumers to contact lenses from other types of vision correction and slow the migration of consumers to disposable replacement regimes. General economic, political and market conditions, such as recessions, may adversely affect our business results and the market price of our Common Stock.

Fluctuations in quarterly operating results and decreasing average sales prices of our products could hurt our business and the market price of our Common Stock.

        Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future based upon a number of factors. Our quarterly results can be affected significantly by:

  •
  pricing changes by us or our competitors,

  •
  our ability to increase manufacturing capacity efficiently and to reduce per unit manufacturing costs,

  •
  the time and costs involved in expanding existing distribution channels and establishing new distribution channels,

  •
  discretionary marketing and promotional expenditures such as cooperative merchandising allowances paid to our customers,

  •
  timing of the introduction of new products by us or our competitors,

  •
  inventory shortages,

  •
  timing of regulatory approvals, and

  •
  other factors.

        Our customers generally do not have long-term commitments to purchase products and products are generally shipped as orders are received. Consequently, quarterly sales and operating results depend primarily on the volume and timing of orders received during the quarter, which may be difficult to forecast. A significant portion of our operating expenses is relatively fixed, and planned expenditures are based on sales forecasts. If sales levels fall below expectations, operating results could be materially adversely affected. In particular, the effect on net income may be proportionately greater than net sales because only a portion of our expenses varies with net sales in the short term. In response to competition, we may reduce prices, increase cooperative merchandising allowances or otherwise increase marketing expenditures. Such responses may adversely affect our business, financial condition and results of operations. Due to the foregoing factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter our net sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of our Common Stock would likely be materially adversely affected.

        We expect that the overall average selling price that we realize across our products will decline over time because of (i) shifts in our product mix from lenses marketed for annual replacement regimens to lenses marketed for disposable replacement regimens, and (ii) increases in products sold internationally through distributors at prices lower than direct sales prices.

        We do not expect there will be significant growth in our sales of lenses marketed for annual or monthly replacement. Accordingly, we will need to continue to reduce our per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve or maintain, our gross margins. Our failure to accomplish some or all of the foregoing and in a timely manner could have a material adverse effect on our business, financial condition and result of operations.

We must manage our growth effectively in order to compete successfully.

        We have experienced rapid growth in recent years. Growth in our business has required, and is expected to continue to require, significant management and other infrastructure resources. Continued rapid growth may place significant strain on management, operational infrastructure, working capital and financial and management control systems. Our ability to manage any future growth effectively will also require us to attract, train, motivate and manage new employees successfully, to integrate new employees into our overall operations and to continue to improve our operational, financial and management information systems.

If we are unable to develop, produce and successfully market competitive products, we may be materially adversely affected.

        We have not historically allocated substantial resources to new product development, but rather have leveraged or licensed the technology developments of others. Recently we have begun to invest more in new product development. However, generally our expenditures in this area are significantly below those of our competitors. We cannot assure you that our investments in new product development will be successful. Moreover, our competitors may have or will develop new products and technologies that could render our products less competitive or obsolete. We cannot assure you that we will be able to develop our own technology or utilize technology developed by third parties in order to compete in these product areas. A failure to stay current with our competitors with regard to new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition and results of operations.

Risks of international operations and the effects of foreign currency fluctuations can adversely impact our business and operating results.

        In 2002, 2001 and 2000, our international sales represented approximately 51%, 46% and 34%, respectively, of our net sales. In addition, a significant portion of our products are manufactured in the United Kingdom. As a result, our business is subject to the risks generally associated with doing business abroad, such as:

  •
  foreign consumer preferences,

  •
  changes in currency exchange rates,

  •
  increased government regulations,

  •
  longer accounts receivable payment cycles, and

  •
  foreign tax laws or tariffs.

        These factors, among others, could materially adversely affect our ability to sell our products in international markets. The regulation of medical devices in a number of jurisdictions, particularly in the European Union, continues to develop, and we cannot assure you that new laws or regulations will not have a material adverse effect on our business, financial condition and results of operations.

        A majority of the transactions by our international subsidiaries are denominated in their local currencies. Therefore, our operating results are affected by fluctuations in foreign currency exchange rates. We do not hedge our currency risk, and accordingly we cannot assure you that in the future exchange rate movements will not have a material adverse effect on our sales, gross profit, operating expenses or foreign currency exchange gains and losses.

We may be unable to successfully integrate companies we have recently acquired or companies we may acquire in the future.

        We have completed in the past, and intend in the future to pursue, acquisitions of businesses that we expect to help us achieve our strategic goals. Future acquisitions by us could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities, which could have a material adverse effect upon our business, financial condition and results of operations. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. We cannot assure you that we will be able to successfully assimilate the businesses that we have acquired, including those acquired from Essilor and Seiko, and that, in the event that any acquisition were to occur in the future, our business, financial condition and results of operations would not be materially adversely affected.

Our failure to increase international sales of our product could materially adversely affect us.

        Our continued growth is dependent on the expansion of international sales of our products. This expansion will involve operations in markets with which we are not experienced and we cannot assure you that we will be successful in capturing a significant portion of these markets for contact lenses. In addition, we will not be able to market and sell our products in certain international markets until we obtain the applicable regulatory approval. Our failure to increase our international sales substantially could have a material adverse effect on our business, financial condition and results of operations.

Future trade practice litigation proceedings may materially adversely affect us.

        The contact lens industry has been the subject of a number of class action and government lawsuits and government investigations in recent years. In December 1996, over twenty states sued three of our largest competitors, as well as certain eyecare practitioners and trade organizations. The lawsuit alleges among other things, a conspiracy among such persons to violate antitrust laws by refusing to sell contact lenses to mail order and other non-practitioner contact lens providers, so as to reduce competition in the contact lens industry. A similar lawsuit was filed by the State of Florida in 1994 and several similar class action lawsuits were also filed in 1994. The defendants have agreed to settle the lawsuits as to themselves by agreeing to sell contact lenses to mail-order and other alternative distribution channels, and by making substantial cash and product rebates and coupons available to consumers.

        In an unrelated matter, one of our largest competitors was sued in a national class action lawsuit brought in the Federal District Court in the Northern District of Alabama in 1994 (the "Alabama Lawsuit"). This suit alleged that the defendant engaged in fraudulent and deceptive practices in the marketing and sale of contact lenses by selling identical contact lenses, under different brand names and for different replacement regimens, at different prices. The defendant subsequently modified certain of its marketing practices and ultimately settled the lawsuit in August 1996 by making substantial cash and product payments available to consumers. In August 1997, the competitor also settled an investigation by 17 states into similar matters by agreeing to certain restrictions on its future contact lens marketing practices and making certain payments to each of the states. In October 1996, a class action lawsuit was brought against another of our largest competitors in the Superior Court of New Jersey-Camden (the "New Jersey Lawsuit"). This suit alleges that the defendant engaged in fraudulent and deceptive practices in the marketing and sale of contact lenses by selling interchangeable contact lenses, under different brand names and for different replacement regimens, at different prices. The suit was certified as a national class action in December 1997.

        Although we have not been named in any of the foregoing lawsuits, we from time to time receives claims or threats similar to those brought against our competitors, and in one circumstance a suit was filed against us making allegations similar to those made in the Alabama and New Jersey Lawsuits, which suit was dismissed without prejudice for non-substantive reasons. We cannot assure you that that we will not face similar actions relating to our marketing and pricing practices or other claims or lawsuits in the future. The defense of any such action, lawsuit or claim could result in substantial expense to us and significant diversion of attention and effort by our management personnel. We cannot assure you that any such lawsuit would be settled or decided in a manner favorable to us, and a settlement or adverse decision in any such action, lawsuit or claim could have a material adverse effect on our business, financial condition and results of operations.

Adverse regulatory or other decisions affecting eyecare practitioners or material changes in the selling and prescribing practices for contact lenses could materially adversely affect us.

        There is substantial federal and state governmental regulation related to the prescribing of contact lenses. These regulations relate to who is permitted to prescribe and fit contact lenses, the prescriber's obligation to provide prescriptions to its patients, the length of time a prescription is valid, the ability or obligation of prescribers to prescribe lenses by brand rather than by generic equivalent or specification, and other matters. Although these regulations primarily affect contact lens prescribers, and not manufacturers or distributors of lenses such as us, changes in these regulations, or their interpretation or enforcement, could adversely affect the effectiveness of our marketing strategy to eyecare practitioners, most notably the effectiveness of our channel-specific and private label branding strategies. Additionally, given our strategic emphasis on focusing our marketing efforts on eyecare practitioners, we may be more vulnerable than our competitors to changes in current trade practices. Finally, although cost controls or other requirements imposed by third party health-care payors such as insurers and health maintenance organizations have not historically had a significant effect on contact lens prices or distribution practices, this could change in the future, and could adversely affect our business, financial condition and results of operations.

Development and marketing of our products is subject to strict government regulation.

        Our products and manufacturing facilities are subject to stringent regulation by the FDA and by various governmental agencies for the states and localities in which our products are manufactured and/or sold, as well as by governmental agencies in certain foreign countries in which our products are manufactured and/or sold. Pursuant to the FDC Act and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution, sale, marketing, advertising and promotion of medical devices such as contact lenses. The process of obtaining FDA and other required regulatory clearances or approvals can be lengthy, expensive and uncertain. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions or withdrawals of regulatory clearances or approvals, product recalls, operating restrictions (including suspension of production, distribution, sales and marketing), product seizures and criminal prosecution of a company and its officers and employees. In addition, governmental regulations may be established that could prevent or delay regulatory clearances or approval of our products. Delays in receiving necessary United States or foreign regulatory clearances or approvals, failure to receive clearances or approvals, or the loss of previously received clearances or approvals could have a material adverse effect on our business, financial condition and results of operations.

        In general, the FDC Act requires that, unless exempt under the FDC Act, a new medical device must be cleared by the FDA prior to introducing the product to the U.S. market through the submission of a 510(k) notification; or approval by the FDA prior to introducing the product to the market through the submission of a PMA. The process of obtaining clearance of a 510(k) notification typically takes five to twelve months without clinical data, or twelve to eighteen months or more if clinical data are required to be included in the notification, but it may take longer, and 510(k) clearance may never be obtained. Approval through the PMA process, which likewise may never be obtained, generally takes at least eighteen to twenty-four months and can take substantially longer, is more expensive and requires the submission of extensive preclinical and clinical data and manufacturing information, among other things. The soft contact lenses that we currently market have received FDA clearance through the 510(k) process or approval through the PMA process. In addition, we have made modifications to our products that we believe do not require the submission of new 510(k) notifications or PMA supplements. We cannot assure you, however, that the FDA will agree with any of our determinations not to submit new 510(k) notifications or PMA supplements for these changes, that the FDA will not require us to cease sales and distribution while seeking clearances of 510(k) notifications and approvals of PMA supplements for the changes, or that we will obtain such clearances and approvals, if required, in a timely manner or at all. In addition, we cannot assure you that any future products that we develop or any modifications to current products will not require additional clearances or approvals from the FDA, or that such approvals, if necessary, will be obtained in a timely manner or at all.

        Our manufacturing facilities are subject to periodic GMP and other inspections by the FDA. Any actions required by the FDA as a result of any recent or future inspections could involve significant costs or disruption to our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, noncompliance with quality system (including GMP) requirements could result in the cessation or reduction of our production volume, which would have a material adverse effect on our business, financial condition and results of operations.

        Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States permit. Other countries have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in the United States, while approvals in countries such as Japan may require longer periods than in the United States. These differences may also affect the efficiency and timeliness of international market introduction of our products, and we cannot assure you that we will be able to obtain regulatory approvals or clearances for our products in foreign countries in a timely manner or at all.

We depend upon certain key management and technical personnel.

        Our future success will depend in part upon our ability to attract and retain highly qualified personnel. We compete for such personnel with other companies, academic institutions, government entities and other organizations. We cannot assure you that we will be successful in retaining or hiring qualified personnel. The loss of any of our senior management or other key research, clinical, regulatory, or sales and marketing personnel, particularly to competitors, could have a material adverse effect on our business, financial condition and results of operations.

Concentration of our Common Stock among a small number of existing stockholders could hinder a change in control of the Company.

        Our directors and officers, in the aggregate, beneficially own approximately 22% of our outstanding Common Stock. As a result, these stockholders, acting together, possess significant voting influence over the election of our Board of Directors and the approval of significant corporate transactions, among other matters. Such influence could have the effect of delaying, deferring or preventing a change in control of the Company.

Our certificate of incorporation and provisions of Delaware law may have anti-takeover effects.

        In accordance with our certificate of incorporation, our Board of Directors has the authority to issue up to 4,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible financing or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no current plans to issue shares of Preferred Stock. Our Bylaws and indemnity agreements provide that we will indemnify officers and directors against losses they may incur in legal proceedings resulting from their service to us. Further, our charter documents contain a provision eliminating the ability of our stockholders to take action by written consent. This provision is designed to reduce our vulnerability to an unsolicited acquisition proposal and to render the use of stockholder written consents unavailable as a tactic in a proxy fight. However, the provision could have the effect of discouraging others from making tender offers for our shares, thereby inhibiting increases in the market price of our shares that could result from actual or rumored takeover attempts. The provision also may have the effect of preventing changes in our management. In addition, Section 203 of the Delaware General Corporation Law, to which we are subject, restricts certain business combinations with any "interested stockholder" as defined by such statute. This statute may delay, defer or prevent a change in control of the Company.

The price of our Common Stock continues to be highly volatile.

        The market price of our Common Stock is, and is likely to continue to be, volatile and may be significantly affected by factors such as

  •
  actual or anticipated fluctuations in our operating results or those of our competitors,

  •
  competitive factors,

  •
  trade practice litigation,

  •
  new products offered by us or our competitors,

  •
  developments with respect to patents or proprietary rights,

  •
  conditions and trends in our industry and other related industries,

  •
  regulatory actions,

  •
  adoption of new accounting standards,

  •
  changes in financial estimates by securities analysts,

  •
  general market conditions, and

  •
  other factors.

        In addition, the stock market has from time to time experienced significant price and volume fluctuations that may adversely affect the market price of our Common Stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Such litigation, if brought against us, could result in substantial costs and a diversion of management's attention and resources.

If we are unable to protect our intellectual property, we could be materially adversely affected.

        We are highly dependent upon our intellectual property. We believe that our trademarks are among our most valuable assets and have numerous trademark registrations in the United States, Europe and foreign countries in other parts of the world. While we believe that there are currently no pending challenges to the use or registration of any of our material trademarks, we cannot assure you that our trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that we would, in such an event, not be prevented from using our trademarks, any of which could have a material adverse effect on us and our business.

        We have obtained non-exclusive licenses from third parties to patents for certain contact lens designs and manufacturing technologies used in the production of our products, including our dry cast molding processes. We have also obtained non-exclusive, fully paid, perpetual, worldwide licenses to use certain technology relating to the tinting of lenses and to manufacture a monomer used to produce certain of our lenses. We cannot assure you that if we desire or are required to renew these licenses or to obtain additional licenses to patents or proprietary rights of others, that any such licenses will be available on terms acceptable to us, if at all.

        In addition, we have filed patent applications on certain aspects of our new automated manufacturing process and new toric and color products. We cannot assure you that we will be successful in obtaining additional necessary patent and license rights, that the patents we have obtained, or any patents we may obtain as a result of pending patent applications, will provide any competitive advantages for our products, that those patents will not be successfully challenged, invalidated or circumvented in the future or that competitors have not already applied for or obtained or will not seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our products. Patent applications are maintained in secrecy for a period after filing and we may not be aware of all of the patents and patent applications potentially adverse to our interests.

        In addition to trademarks and patent licenses, we own certain trade secrets, copyrights, know-how and other intellectual property. We seek to protect these assets, in part, by entering into confidentiality agreements with certain of our business partners, consultants and vendors. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any such breach or that our trade secrets and other intellectual property will not otherwise become known or be independently developed by others and thereby become unprotected. Furthermore, we cannot assure you that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our proprietary technology or that we can meaningfully protect our rights in un-patented proprietary technology.

        On November 6, 2002, CIBA Vision Corporation and its subsidiary, Wesley Jessen Corporation ("Wesley Jessen") filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging that our color contact lenses infringe patents owned by Wesley Jessen. The complaint seeks an award of damages, including unspecified punitive damages, attorney's fees and costs and an injunction preventing the alleged infringement. We cannot assure you that this litigation will not have a material adverse effect on our operating results.

        The defense and prosecution of intellectual property suits and related administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secret or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. We cannot assure you that the prosecution and defense of our intellectual property will be successful or that we will be able to secure adequate intellectual property protections in the future. An adverse outcome of any such litigation or interference proceedings could subject us to significant liabilities to third parties or require us to license disputed rights from third parties or cease using such technology, which would have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

        The protection of intellectual property in certain foreign countries is particularly uncertain. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, and such events would have a material adverse effect on our business, financial condition and results of operations.

We depend on several key suppliers for some of our product components.

        We depend on several key suppliers for some of our product components. If the supply of materials from a key supplier were interrupted, replacement or alternative sources might not be readily obtainable due to the regulatory requirements applicable to our manufacturing operations. In addition, before we can market a product containing new material, applicable regulatory authorities may require a new or supplemental filing. This clearance process may take a substantial period of time and prove costly, and we cannot assure you that we would be able to obtain the necessary regulatory approval for the new material to be used in our products on a timely basis, if at all. The supply disruptions could materially adversely affect our business, financial condition, results of operations and future growth prospects.

Changes in government regulation of the health care industry, to which our business is closely tied, could materially adversely affect us.

        Our success depends to a significant extent upon the success of our customers in the retail optical industry. These customers are subject to a variety of federal, state and local laws, regulations and ordinances, including those regarding advertising, location and design of stores, products sold and qualifications and practices of the industry. The state and local legal requirements vary widely among jurisdictions and are subject to frequent change. Furthermore, numerous health-care related legislative proposals have been made in recent years in the U.S. Congress and in various state legislatures. The potential impact of these proposals with respect to the business of our customers is uncertain, and we cannot assure you that that the proposals, if adopted, would not have a material adverse impact on our revenues, business, financial condition and results of operations.

        There is substantial United States federal and state governmental regulation related to the prescribing of contact lenses. These regulations relate to who is permitted to prescribe and fit contact lenses, the prescriber's obligation to provide prescriptions to its patients, the length of time a prescription is valid, the ability or obligation of prescribers to prescribe lenses by brand rather than by generic equivalent or specification, and other matters. Although these regulations primarily affect contact lens prescribers, and not manufacturers or distributors of lenses such as us, changes in these regulations, or their interpretation or enforcement, could adversely affect the effectiveness of our marketing strategy to eyecare practitioners, most notably the effectiveness of our channel-specific and private label branding strategies. Additionally, given our strategic emphasis on focusing marketing efforts on eyecare practitioners rather than consumers, we may be more vulnerable than our competitors to changes in current trade practices. Adverse regulatory or other decisions affecting eyecare practitioners, or material changes in the selling and prescribing practices for contact lenses, could have a material adverse affect on our business, operating results and financial condition.

We face potential product liability exposure, which could be far in excess of our insurance coverage.

        We have in the past been, and continue to be, subject to product liability claims and lawsuits. Because contact lenses are medical devices, we face an inherent risk of exposure to product liability claims in the event that the use of our products results in personal injury. We also face the possibility that defects in the design or manufacture of our products might necessitate a product recall. From time to time, we have received, and may continue to receive, complaints of significant patient discomfort, including corneal scarring and complications, while using our contact lenses. In certain cases, the reasons for the problems have never been established. In addition, on two occasions, in 1995 and 1997, we have recalled limited volumes of certain of our product because certain labels on the vial or blister did not match the enclosed lens. Also in 1999, we recalled a substantial volume of certain of our products because of an incorrect sterility seal on the product blister. Although we have not experienced material losses to date due to product liability claims or product recalls, we cannot assure you that we will not experience such losses in the future. A successful product liability claim brought against us in excess of our insurance coverage, if any, may require us to pay substantial amounts. This could adversely affect our results of operations and our need for and the timing of additional financing. In addition, although we believe we currently maintain sufficient product liability insurance coverage, if we are unable to obtain or maintain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims, we may be unable to market our products.

Item 2. Properties

        The following table describes our principal facilities as of December 31, 2002:

Location	Function	Approximate Square Feet	Owned/ Leased
South San Francisco, California	Distribution	113,454	Leased
Concord, California	Corporate Headquarters	19,828	Leased
Eastleigh, United Kingdom	Manufacturing	66,000	Leased
Eastleigh, United Kingdom	Warehouse	10,000	Leased
Eastleigh, United Kingdom	Pilot Facility	20,989	Leased
Romsey, United Kingdom	Sales/Distribution/Packaging	34,160	Leased
Nursling, United Kingdom	Warehouse	4,400	Leased
Eastleigh, United Kingdom	Manufacturing	40,000	Leased
Fareham, United Kingdom	Manufacturing	27,384	Leased
Portchester, United Kingdom	Distribution/Warehouse	10,000	Leased
Ligny-en-Barrios, France	Manufacturing/Distribution	20,451	Leased
Albuquerque, New Mexico	Manufacturing/Distribution Warehouse	50,674	Leased
Phoenix, Arizona	Sales	4,550	Leased
Juana Diaz, Puerto Rico	Manufacturing	119,348	Leased
Santa Isabel, Puerto Rico	Manufacturing	11,476	Leased
Markham, Ontario	Sales/Marketing/Distribution Warehouse	14,425	Leased
Melbourne, Australia	Sales/Distribution	1,531	Leased
Budapest, Hungary	Sales/Distribution	775	Leased
Creteil, France	Sales	20,129	Leased
Geneve, Switzerland	Sales/Distribution	7,000	Leased
Eppertshausen, Germany	Sales/Distribution	14,000	Leased
S'-Hertogenbosch, Netherlands	Sales/Distribution	8,000	Leased
Tokyo, Japan	Sales/Distribution	13,949	Leased
Milan, Italy	Sales/Distribution	800	Leased

Item 3. Legal Proceedings

        On November 6, 2002, CIBA Vision Corporation and its subsidiary, Wesley Jessen Corporation ("Wesley Jessen") filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging that our color contact lenses infringe patents owned by Wesley Jessen. The complaint seeks an award of damages, including unspecified punitive damages, attorney's fees and costs and an injunction preventing the alleged infringement. We have not yet filed an answer to the complaint. We believe the lawsuit is without merit and we intend to defend this action vigorously. We cannot assure you, however, that this litigation will not have a material adverse effect on our operating results.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stock Holder Matters

Price Range of Common Stock

        Our Common Stock began trading publicly on the Nasdaq National Market on August 5, 1997 under the symbol "OCLR." Prior to that date, there was no public market for the Common Stock. The following table sets forth for the periods indicated the high and low sale prices of our Common Stock on the Nasdaq National Market.

	High	Low
Year Ended December 31, 2002:
Fourth Quarter	$23.45	$14.33
Third Quarter	$27.42	$21.31
Second Quarter	$30.25	$24.21
First Quarter	$29.95	$22.35
Year Ended December 31, 2001:
Fourth Quarter	$28.60	$20.34
Third Quarter	$25.05	$19.30
Second Quarter	$26.21	$16.65
First Quarter	$17.81	$12.00
Year Ended December 31, 2000:
Fourth Quarter	$13.25	$11.63
Third Quarter	$12.94	$10.50
Second Quarter	$17.25	$11.75
First Quarter	$21.56	$13.88

        As of March 3, 2003, there were approximately 80 holders of record of our Common Stock although we believe that there are a larger number of beneficial owners.

Dividend Policy

        We have never declared or paid any cash dividends on our Common Stock, and the payment of cash dividends on our Common Stock is prohibited under our credit facilities. We currently expect to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Equity Compensation Plan Information

        The information under the caption "Equity Compensation Plan Information" in our Proxy Statement for our Annual Meeting of Stockholders to be held on April 30, 2003 (2003 Proxy Statement) is incorporated herein by reference.

Item 6. Selected Consolidated Financial Data

(in thousands, except per share amounts)
Consolidated Statement of Income Data:

	Year Ended December 31,
	2002	2001	2000	1999	1998
Net sales	$267,121	$224,974	$156,552	$156,590	$134,895
Cost of sales	120,337	97,812	72,932	63,376	48,307

Gross profit	146,784	127,162	83,620	93,214	86,588
Selling and marketing expenses	57,111	41,551	25,667	24,844	23,544
General and administrative expenses	40,534	37,131	21,041	19,662	18,967
Research and development expenses	4,910	7,055	4,104	2,965	2,272
Write-off of impaired manufacturing equipment	—	25,597	—	—	—
Restructuring and related expenses	34,484	—	—	—	—
Acquired in-process research and development expenses	—	4,150	—	—	—

Income from operations	9,745	11,678	32,808	45,743	41,805
Interest expense	(775)	(443)	(596)	(279)	(308)
Interest income	422	859	3,403	2,390	2,870
Other income (expense), net	3,511	(331)	20,477	(73)	(1,134)

Income before income taxes	12,903	11,763	56,092	47,781	43,233
Provision for income taxes	5,690	5,240	17,151	11,348	12,670

Net income	$7,213	$6,523	$38,941	$36,433	$30,563

Net income per share data:
Basic net income per share	$0.31	$0.28	$1.68	$1.60	$1.37

Diluted net income per share	$0.30	$0.27	$1.66	$1.55	$1.31

Shares used in computing basic net income per share(1)	23,646	23,386	23,164	22,831	22,293

Shares used in computing diluted net income per share(1)	24,418	24,058	23,422	23,445	23,276

Other Data:
Depreciation and amortization	$21,327	$19,539	$12,370	$8,526	$5,950
Capital expenditures	$34,474	$44,837	$27,163	$46,395	$32,706

(1)
For an explanation of the determination of the number of shares used in computing net income per share (basic and diluted) see Note 2 of Notes to Consolidated Financial Statements.

	At December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash, short-term and long-term investments	$11,667	$8,069	$66,740	$46,501	$57,249
Working capital	104,650	64,689	102,314	73,353	70,578
Total assets	352,089	304,337	265,231	222,315	176,570
Total debt	31,150	16,048	5,728	3,442	3,464
Total stockholders' equity	249,950	229,891	221,714	183,609	142,949

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Acquisitions

        On February 12, 2001, we acquired the contact lens business of Paris-based Essilor International (Compagnie Generale d'Optique) S.A. ("Essilor"). We acquired, among other things, the sales and distribution assets of the contact lens business in Europe and the United States and manufacturing facilities in France, the United Kingdom and the United States. We accounted for the acquisition using the purchase method. Accordingly, the operating results of Essilor are included in our operating results from February 1, 2001. The $48.6 million purchase price for the acquired assets was comprised of $44.5 million in cash and $4.1 million in acquisition costs. Acquired in-process research and development costs of $4.2 million were expensed in the year ended December 31, 2001, as it was determined that the technology had no alternative uses. There were no contingent payments, pre-acquisition contingencies or other commitments specified in the acquisition agreement.

        On April 1, 2002, we acquired certain assets of Seiko Contactlens, Inc. ("Seiko"). The purchase price was $21.6 million. Seiko had been our distributor in Japan. We have accounted for the acquisition under the purchase method. Accordingly, the operating results of Seiko have been included in our operating results from April 1, 2002. The $21.6 million purchase price was comprised of an exchange of accounts receivable of $11.2 million, cash of $8.8 million and acquisition costs of $1.6 million. There were no contingent payments, pre-acquisition contingencies or other commitments specified in the acquisition agreement.

Critical Accounting Policies

        The Company's critical accounting policies are as follows:

  •
  revenue recognition;

  •
  estimating valuation allowances;

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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 regarding recognition, presentation and disclosure of revenue. SAB No. 101 provides revenue recognition guidelines in the absence of authoritative literature addressing a specific arrangement or a specific industry. We implemented SAB 101 in the fourth quarter of 2000, which did not have any material impact on our consolidated financial position, results of operations or cash flows.

Estimating Valuation Allowances

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

        We specifically analyze the aging of accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of revenue and/or expenses for any period if different judgments had been made or different estimates utilized.

        We sell our products to a diverse group of optometrists, optical retailers, optical product distributors and ophthalmologists, and therefore the concentration of credit risk with respect to accounts receivable is limited due to the large number and diversity of customers across broad geographic areas. Accounts receivable from customers are uncollateralized. As of December 31, 2002, one customer accounted for 12% of accounts receivable. To reduce credit risk, we perform ongoing credit evaluations of significant customers' respective financial conditions. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

        We assess the need for reserves on inventory generally based on monthly forward projections of sales of products that are updated periodically. Inventories are recorded at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable factory overhead. Provision for potentially obsolete or slow moving inventory is made based upon our analysis of inventory levels and forecasted sales. Once inventory is reserved, the reserve can only be relieved by the subsequent sale or disposal of the inventory.

Accounting for Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax effects attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our financial position and results of operations could be materially impacted.

Valuation of Long-Lived and Intangible Assets and Goodwill

        We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Goodwill and certain intangible assets, which are not subject to amortization, are periodically reviewed for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

        For assets to be held and used, including acquired intangibles, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of goodwill and intangible assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in this process.

        In January 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, we have ceased to amortize goodwill and assembled workforce beginning January 1, 2002. As of December 31, 2002, unamortized goodwill and assembled workforce was approximately $41 million. In lieu of amortization, we were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. We have completed the first step of SFAS No. 142 transitional goodwill impairment test and have determined that as of January 1, 2002 our goodwill had not been impaired. During the fourth quarter of 2002, we performed our annual impairment test and concluded that there is no impairment of our goodwill. In the future, we will perform the annual impairment test required by SFAS No. 142 in the fourth quarter of each year. We cannot assure you that a material impairment charge will not be recorded in the future.

Estimates Inherent in Purchase Accounting

        Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the assets purchased and liabilities assumed. In our recording of the acquisitions of the assets of Essilor and Seiko Contactlens, values were assigned to identifiable intangible assets based on management's forecasts and projections that include assumptions related to future revenues and cash flows generated from the acquired assets.

        The allocation of Essilor's purchase price to in-process research and development of $4.2 million represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At February 12, 2001, the development of these projects had not reached technological feasibility and the research and development in progress had no alternative uses. Accordingly, these costs were expensed in the consolidated statement of income for the year ended December 31, 2001.

Results of Operations

        The following table summarizes certain items on the consolidated statements of operations as a percentage of sales:

	Years ended December 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Gross profit	55.0%	56.5%	53.4%
Selling and marketing expenses	21.4%	18.5%	16.4%
General and administrative expenses	15.2%	16.5%	13.4%
Research and development expenses	1.8%	3.1%	2.6%
Write-off of impaired manufacturing equipment	—	11.4%	—
Restructuring and related expenses	12.9%	—	—
Acquired in-process research and development expenses	—	1.8%	—

Income from operations	3.6%	5.2%	21.0%
Interest and other income, net	1.2%	—	14.9%

Income before taxes	4.8%	5.2%	35.8%
Provision for income taxes	(2.1)%	(2.3)%	(11.0)%

Net income	2.7%	2.9%	24.9%

Net Sales

        Net sales were $267.1 million in 2002, an increase of 18.7% from 2001. Net sales were $225.0 million in 2001, an increase of 43.7% from 2000. The increase in 2002 was primarily due to additional sales generated by the Seiko acquisition, increased sales of our new toric and color disposable lens products and growth in international sales in addition to Japan. The sales increase in 2001 compared to 2000 was due to the expansion of the U.S. sales force and the Essilor acquisition.

        U.S. sales were $130.9 million, $121.5 million and $103.2 million for 2002, 2001, and 2000, respectively, representing increases of 7.8% in 2002 and 17.8% in 2001. The increase in 2002 was primarily due to incremental sales in our new torics and color disposable lenses. The increase in 2001 was due to an expansion of the U.S. sales force during that year.

        International sales were $136.2 million, $103.5 million and $53.4 million for 2002, 2001, and 2000, respectively, representing increases of 31.6% in 2002 and 93.9% in 2001. The increase in 2002 was primarily due to the strengthening of our position in Europe and our increased distribution network in Japan, which resulted from the Seiko acquisition. The increase in 2001 compared to 2000 was primarily due to the Essilor acquisition.

Gross Profit

        Gross margin was $146.8 million, $127.2 million and $83.6 million for 2002, 2001, and 2000, respectively. Gross margin, as a percentage of net sales, was 55.0%, 56.5% and 53.4% for 2002, 2001, and 2000, respectively. The decrease in the 2002 gross margin percentage was primarily due to unfavorable product mix and declining average selling prices. The unfavorable mix resulted from an increase in sales of daily disposable products at gross margins lower than other products. The increase in the gross margin percentage in 2001 as compared to 2000 was due to higher margin products sales that resulted from the Essilor acquisition.

Selling and Marketing Expenses

        Selling and marketing expenses are comprised primarily of sample diagnostic products provided to eye-care practitioners without charge, salaries, commissions and benefits for selling and marketing personnel, and certain non-manufacturing depreciation and facilities costs.

        Selling and marketing expenses were $57.1 million in 2002, an increase of 37.4% from 2001. Selling and marketing expenses were $41.6 million in 2001, an increase of 61.9% from 2000. As a percentage of net sales, selling and marketing expenses were 21.4%, 18.5% and 16.4% for 2002, 2001 and 2000, respectively.

        The increase in selling and marketing expenses in absolute dollars and as a percentage of net sales in 2002 compared to 2001 was primarily due to additional expense in Japan, associated with the Seiko acquisition, and increased expenditures related to new product launches and promotional programs.

        The increase in selling and marketing expenses in absolute dollars and as a percentage of net sales in 2001 compared to 2000 was due to an increased U.S. sales force in 2001 and additional sales expenses in Europe, associated with the Essilor acquisition.

General and Administrative Expense

        General and administrative expenses are comprised primarily of salaries and benefits for distribution, general and administrative personnel, professional services, consultants' fees, and certain non-manufacturing depreciation and facilities costs.

        General and administrative expenses were $40.5 million in 2002, an increase of 9.2% from 2001. General and administrative expenses were $37.1 million in 2001, an increase of 76.5% from 2000. As a percentage of sales, general and administrative expenses were 15.2%, 16.5% and 13.4% for 2002, 2001, and 2000, respectively.

        In absolute dollars, the increase in 2002 was primarily due to increased distribution costs as a result of higher sales. As a percentage of sales, general and administrative expense decreased in 2002 as compared to 2001, due to the cost leverage associated with the new entities acquired from Essilor.

        In absolute dollars and as a percentage of net sales, the increase in 2001 was due to increased cost associated with the acquired Essilor entities.

Research and Development Expenses

        Research and development expenses are comprised primarily of consulting costs for research and development personnel and in-house labor related to new manufacturing processes and new product development.

        Research and development expenses were $4.9 million in 2002, a decrease of 30.4% compared to 2001. Research and development expenses were $7.1 million in 2001, an increase of 71.9% from 2000. As a percentage of sales, research and development expense were 1.8%, 3.1% and 2.6% for 2002, 2001, and 2000 respectively.

        The decrease in absolute dollars and as a percentage of net sales in 2002 compared to 2001 was due to the timing of new product development projects.

        The increase in absolute dollars and as a percentage of net sales in 2001 compared to 2000 was primarily due to expenditures related to activities in connection with new product development, including the completion of our new disposable Toric product, which was launched in March 2001 and development of our new color product launched in 2002.

Write-Off of Impaired Manufacturing Equipment

        The write-off of impaired manufacturing equipment was attributable to the implementation of our second generation daily disposable manufacturing process in Southampton, United Kingdom during 2001. This new facility uses our second generation manufacturing process and adds considerable daily disposable manufacturing capacity while reducing manufacturing costs. With the implementation of the first production line utilizing the second generation manufacturing process, we concluded that certain existing manufacturing equipment had become impaired. As a result, we recorded during the fourth quarter of 2001, a charge of $25.6 million for the write-off of impaired manufacturing equipment arising from the second generation manufacturing process.

Restructuring and Related Expenses

        During the fourth quarter of 2002, we accelerated the implementation of our second-generation manufacturing process throughout our high volume product lines. Given the lower labor and space requirements of these processes, we will consolidate our manufacturing operations into a smaller total plant structure. The initiative will allow us to meet volume production goals in substantially less space with lower manufacturing overhead. We believe that this initiative will result in an annual cost savings of $40 million by 2005. We expect the initiative to be completed by 2004 and cost a total of approximately $50 million, $25 million of which is non-cash.

        As a result of this initiative, we recorded a restructuring charge of approximately $34.5 million in 2002. Of the $34.5 million, approximately $24.7 million relates to impairment of property and equipment, $4.7 million relates to employee severance and benefit costs, $4.4 million relates to leased facilities that will be abandoned within one year and the remaining $0.7 million relates to miscellaneous costs, such as professional fees related to the initiative.

        For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned property and equipment, the impairment loss recognized was based on the estimated fair value of the equipment.

Acquired In-Process Research and Development

        As a result of the Essilor acquisition in 2001, we recorded acquired in-process research and development costs totaling $4.2 million representing the incomplete development of two new lens types.

Interest and Other Income, Net

        Interest and other income, net increased to $3.2 million in 2002 from $0.1 million in 2001. In 2000, interest and other income, net was $23.3 million. The increase in 2002 compared to 2001 was primarily due to a reversal of an accrual for certain services of $1.5 million and foreign exchange gains in 2002. The decrease in the dollar amount of interest and other income, net from 2000 to 2001, resulted primarily from the decrease in available cash balances used in the acquisition of the Essilor contact lens business and a merger termination fee of $20.8 million (net of $4.2 million related expenses).

Income Taxes

        Our effective tax rates were 44.1%, 44.5%, and 30.6% in 2002, 2001 and 2000, respectively. The higher effective tax rate for 2002 and 2001 was attributable to the write-off of impaired manufacturing equipment and restructuring and related expenses incurred in a lower tax jurisdiction. Excluding the tax effect of these items, the tax rate in 2002 and 2001 would have been 17.5% and 18.0% respectively, compared to 23% in 2000, excluding the effect of the merger termination fee. We anticipate that our 2003 effective tax rate, excluding the effects of restructuring, and other charges will be 19.5%.

Recently Issued Accounting Pronouncements

        The Financial Accounting Standards Board's Emerging Issues Task Force (EITF) issued EITF 00-14, "Accounting for Certain Sales Incentives", effective January 1, 2002. EITF 00-14 requires that costs related to consumer coupons be classified as a reduction of sales. We have thus reclassified as deductions to net sales, $1.5 million and $0.1 million, for 2001 and 2000. These balances were previously classified as selling and marketing expenses.

        The EITF also issued EITF 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services", effective January 1, 2002. EITF 00-25 requires that certain of our customer promotional incentive payments, primarily cooperative merchandising allowances, be classified as a reduction of sales. We reclassified as deductions in net sales approximately $27.3 million and $21.1 million of customer promotional incentives that were previously classified as selling and marketing expenses in 2001 and 2000, respectively.

        In July 2001, the Financial Accounting Standards Board (FASB) approved the issuance of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. We adopted this statement as of July 1, 2001. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life assets will no longer be amortized but instead will be tested for impairment periodically. We adopted this statement as of January 1, 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-live assets to be held and used and (b) measurement of ling-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. We adopted SFAS No. 144 on January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on our consolidated financial statements.

        The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June, 2002. SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. We will adopt SFAS No. 146 effective January 1, 2003.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements of interim and annual periods after December 15, 2002.

Liquidity And Capital Resources

        Our capital requirements have generally been funded from operations, cash and investments on hand, and debt borrowings. Our cash and investments in marketable debt securities, which totaled $11.7 million at December 31, 2002, are invested in a diversified portfolio of financial instruments, including money market instruments and government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

Sources and Uses of Cash

        Cash and cash equivalents at December 31, 2002 of $11.4 million increased from a December 31, 2001 balance of $7.8 million. Working capital increased to $104.7 million in December 31, 2002 from $64.7 million at December 31, 2001.

        The increase in cash and cash equivalents in 2002 was primarily due to cash flow from operations, primarily net income adjusted for non-cash depreciation and amortization and write-off of impaired manufacturing equipment ($53.2 million) offset by increases in operating assets ($32.9 million). In addition to our cash flow from operating activities of $25.4 million, we generated $20.0 million from financing activities, mostly from short-term borrowings. These increases were partially offset by cash outflow used in investing activities. Approximately $34.5 million of the cash used in investing activities represented capital expenditures. The remaining $10.3 million used in investing activities related to the acquisition of the assets of Seiko.

        The following table summarizes our contractual cash obligations as of December 31, 2002 (in thousands):

	Long term Debt	Purchase Obligations	Operating Leases
Year Ending December 31, 2003	$420	$6,700	$6,868
2004	437	—	5,100
2005	28,372	—	4,515
2006	360	—	2,764
2007	375	—	2,667
Thereafter	1,186	—	7,714

Total	$31,150	$6,700	$29,628

        On April 16, 2002, we completed a new $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank's prime rate or 1.00% to 1.50% above the eurodollar rate depending on our ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans not to exceed $40 million at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios. As of December 31, 2002, there were $28.0 million of revolving loans outstanding under this credit agreement and the interest rate was 2.80% and 4.25% on loan balances of $26 million and $2 million, respectively. This revolving loan is included in long-term liabilities in the accompanying balance sheet as of December 31, 2002 based on our ability and intent to defer payment beyond December 31, 2003. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of our Barbados and Canadian subsidiaries. As of December 31, 2002, we were not in compliance with certain covenants. A waiver was obtained from the banks as of December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        We have long-term debt outstanding, which we carry at cost, with an interest rate, which is referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. Holding debt levels constant, a one-percentage point increase in interest rates would decrease pre-tax earnings and cash flows for variable rate debt by approximately $280,000 and $122,000 as of December 31, 2002 and 2001, respectively.

Impact of Foreign Currency Rate Changes

        We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables and payables, forecasted sales transactions, and net investment in certain foreign operations. We do not currently engage in foreign currency hedging activities, however, we continue to evaluate the use of such opportunities.

Item 8. Financial Statements and Supplementary Data

OCULAR SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$11,414	$7,789
Accounts receivable, less allowance for sales returns and doubtful accounts of $3,818 and $2,389 for 2002 and 2001, respectively	56,416	46,696
Inventories	74,515	46,772
Prepaid expenses and other current assets	28,572	24,721

Total current assets	170,917	125,978
Property and equipment, net	119,941	128,157
Intangible assets, net	55,815	45,765
Loans to officers and employees	956	1,505
Other assets	4,460	2,932

Total assets	$352,089	$304,337

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,009	$14,474
Accrued liabilities	55,838	34,155
Current portion of long-term debt	420	12,660

Total current liabilities	66,267	61,289
Deferred income taxes	4,200	4,394
Other liabilities	942	5,375
Long-term debt, less current portion	30,730	3,388

Total liabilities	102,139	74,446

Commitments and Contingencies
Stockholders' Equity:
Preferred Stock, $0.001 par value; 4,000,000 shares authorized; none issued	—	—
Common Stock, $0.001 par value; 80,000,000 shares authorized; 23,811,638 and 23,457,185 shares issued and outstanding for 2002 and 2001, respectively	24	24
Additional paid-in capital	91,632	85,025
Retained earnings	155,837	148,624
Accumulated other comprehensive income (loss)	2,457	(3,782)

Total stockholders' equity	249,950	229,891

Total liabilities and stockholders' equity	$352,089	$304,337

See accompanying notes to consolidated financial statements.

OCULAR SCIENCES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2002	2001	2000
Net sales	$267,121	$224,974	$156,552
Cost of sales	120,337	97,812	72,932

Gross profit	146,784	127,162	83,620
Selling and marketing expenses	57,111	41,551	25,667
General and administrative expenses	40,534	37,131	21,041
Research and development expenses	4,910	7,055	4,104
Write-off of impaired manufacturing equipment	—	25,597	—
Restructuring and related expenses	34,484	—	—
Acquired in-process research and development	—	4,150	—

Income from operations	9,745	11,678	32,808
Interest expense	(775)	(443)	(596)
Interest income	422	859	3,403
Other income (expense), net	3,511	(331)	20,477

Income before income taxes	12,903	11,763	56,092
Income taxes	5,690	5,240	17,151

Net income	$7,213	$6,523	$38,941

Net income per share data:
Net income per share (basic)	$0.31	$0.28	$1.68

Net income per share (diluted)	$0.30	$0.27	$1.66

Weighted average common shares outstanding	23,645,922	23,386,179	23,164,156
Weighted average dilutive potential common shares under the treasury stock method	771,929	672,065	258,117

Total weighted average common and dilutive potential common shares outstanding	24,417,851	24,058,244	23,422,273

See accompanying notes to consolidated financial statements.

OCULAR SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock					Treasury Stock
			Additional Paid-in Capital	Retained Earnings				Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balances as of December 31, 1999	22,953,985	$23	$81,249	$103,160	$(823)	—		$183,609
Exercise of employee stock options	354,050	—	898	—	—	—	—	898
Income tax benefits from stock options exercised	—	—	232	—	—	—	—	232
Comprehensive income:
Net income	—	—	—	38,941	—	—	—	38,941
Other comprehensive income (loss)		—	—	—	(1,235)	—	—	(1,235)

Comprehensive income	—	—	—	—	—	—	—	37,706
Repurchase of common stock	—			—	—	(62,500)	(731)	(731)

Balances as of December 31, 2000	23,308,035	23	82,379	142,101	(2,058)	(62,500)	(731)	221,714
Exercise of employee stock options	211,650	1	2,903	—	—	—	—	2,904
Income tax benefits from stock options exercised	—		474	—	—	—	—	474
Comprehensive income:
Net income	—	—	—	6,523	—	—	—	6,523
Other comprehensive income (loss)	—	—		—	(1,724)	—	—	(1,724)

Comprehensive income	—	—	—	—	—	—	—	4,799
Retirement of treasury stock	(62,500)	—	(731)	—	—	62,500	731	—

Balances as of December 31, 2001	23,457,185	24	85,025	148,624	(3,782)	—	—	229,891
Exercise of employee stock options	354,453	—	5,159	—	—	—	—	5,159
Income tax benefits from stock options exercised	—	—	1,448	—	—	—	—	1,448
Comprehensive income:
Net income	—		—	7,213	—	—	—	7,213
Other comprehensive income	—	—	—	—	6,239	—	—	6,239

Comprehensive income		—		—	—	—	—	13,452

Balances as of December 31, 2002	23,811,638	$24	$91,632	$155,837	$2,457	—	—	$249,950

See accompanying notes to consolidated financial statements.

OCULAR SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$7,213	$6,523	$38,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,327	19,539	12,370
Amortization of loans to officers	382	120	50
Income tax benefits from stock options exercised	1,448	474	232
Provision for sales returns and doubtful accounts	1,557	335	831
In-process research and development	—	4,150	—
Write-off of impaired manufacturing equipment	24,701	25,597	—
Loss (gain) on disposal of property and equipment	(40)	541	—
Exchange (gain) loss	(2,295)	(153)	207
Deferred income taxes	5,396	(934)	(4,107)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(18,581)	(13,502)	5,521
Inventories	(19,063)	(12,492)	(12,506)
Prepaid expenses, other current and non-current assets	(10,830)	(10,175)	2,669
Accounts payable	(4,465)	5,559	(808)
Accrued and other liabilities	18,620	(582)	3,939

Net cash provided by operating activities	25,370	25,000	47,339

Cash flows from investing activities:
Purchase of property and equipment	(34,474)	(44,837)	(27,163)
Purchase of intangible assets	—	(5)	(1,150)
Purchase of short-term and long-term investments	—	—	(13,280)
Loans to officers and employees	—	(1,625)	—
Sales and maturities of short-term and long-term investments	25	11,618	37,639
Payment for acquisitions, net of cash acquired	(10,294)	(48,562)	—
Payments from restricted cash	—	—	387

Net cash used in investing activities	(44,743)	(83,411)	(3,567)

Cash flows from financing activities:
Proceeds from issuance of debt	70,000	28,000	—
Proceeds from financing obligation	—	—	3,470
Repayment of short and long-term debt	(55,194)	(18,255)	(1,162)
Repurchase of common stock	—	—	(731)
Proceeds from issuance of common stock	5,159	2,904	899

Net cash provided by financing activities	19,965	12,649	2,476

Effect of exchange rate changes on cash and cash equivalents	3,033	(1,558)	(1,192)

Net increase (decrease) in cash and cash equivalents	3,625	(47,320)	45,056
Cash and cash equivalents at beginning of year	7,789	55,109	10,053

Cash and cash equivalents at end of year	$11,414	$7,789	$55,109

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$782	$431	$447
Income taxes	$8,718	$14,796	$18,261
Non-cash investing and financing activities:
Retirement of treasury stock	$—	$731	$—
Accounts receivable exchanged in the acquisition of Seiko	$11,215	$—	$—

See accompanying notes to consolidated financial statements.

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2001 and 2000

Note 1. Nature of Business

        O.S.I. Corporation ("the Company") was incorporated in California in 1985. On July 31, 1997, the Company effected a reincorporation into the state of Delaware and changed its name to Ocular Sciences, Inc. The Company is engaged in the design, manufacture and distribution of contact lenses.

Note 2. Significant Accounting Policies

Critical Accounting Policies

        The Company's critical accounting policies are as follows:

  •
  revenue recognition;

  •
  estimating valuation allowances;

  •
  accounting for income taxes;

  •
  valuation of long-lived and intangible assets and goodwill; and

  •
  estimates inherent in purchase accounting.

Revenue Recognition

        Revenue is recognized based on the terms of sale with the customer, generally upon product shipment. The Company has established programs that, under specified conditions, enable its customers to return product. The Company establishes reserves for estimated returns and allowances at the time revenues are recognized. In addition, accruals for customer discounts and rebates are recorded when revenues are recognized. Amounts billed to customers in sale transactions related to shipping and handling are classified as revenue.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 regarding recognition, presentation and disclosure of revenue. SAB No. 101 provides revenue recognition guidelines in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company implemented SAB 101 in its fourth quarter of year 2000, which did not have any material impact on the Company's consolidated financial position, results of operations or cash flows.

Estimating Valuation Allowances

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

        The Company specifically analyzes the aging of accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. Material differences may result in the amount and timing of revenue and or expenses for any period if different judgments had been made or different estimates utilized.

        The Company sells its products to a diverse group of optometrists, optical retailers, optical product distributors and ophthalmologists, and therefore the concentration of credit risk with respect to accounts receivable is limited due to the large number and diversity of customers across broad geographic areas. Accounts receivable from customers are uncollateralized. As of December 31, 2002, one customer accounted for 12% of accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations of its significant customers' respective financial conditions. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

        The Company assesses the need for reserves on inventory generally based on monthly forward projections of sales of products that are updated periodically. Inventories are recorded at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable factory overhead. Provision for potentially obsolete or slow moving inventory is made based upon analysis of inventory levels and forecasted sales. Once inventory is reserved, the reserve can only be relieved by the subsequent sale or disposal of the inventory.

Accounting for Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax effects attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        In preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, its financial position and results of operations could be materially impacted.

Valuation of Long-Lived and Intangible Assets and Goodwill

        The Company periodically reviews long-lived assets and certain identifiable intangible assets for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". Goodwill and certain intangible assets, which are not subject to amortization, are periodically reviewed for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

        For assets to be held and used, including acquired intangibles, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of goodwill and intangible assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in this process.

        In January 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, the Company has ceased to amortize goodwill and assembled workforce beginning January 1, 2002. As of December 31, 2002, unamortized goodwill and assembled workforce was approximately $41 million. In lieu of amortization, the Company was required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. The Company has completed the first step of SFAS No. 142 transitional goodwill impairment test and determined that as of January 1, 2002 its goodwill had not been impaired. During the fourth quarter of 2002, the Company performed its annual impairment test and concluded that there is no impairment of its goodwill. In the future, the Company will perform the annual impairment test required by SFAS No. 142 in the fourth quarter of each year. There can be no assurance that a material impairment charge will not be recorded in the future.

Estimates Inherent in Purchase Accounting

        Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the assets purchased and liabilities assumed. In recording the acquisitions of Essilor and Seiko Contactlens, values were assigned to identifiable intangible assets based on management's forecasts and projections that include assumptions related to future revenues and cash flows generated from the acquired assets.

        The allocation of Essilor's purchase price to in-process research and development of $4.2 million represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At February 12, 2001, the development of these projects had not reached technological feasibility and the research and development in progress had no alternative uses. Accordingly, these costs were expensed in the statement of income for the year ended December 31, 2001.

Other Significant Accounting Policies

Basis of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Cash and Cash Equivalents

        Cash equivalents consist of commercial paper, money market funds, United States government debt securities and certificates of deposits with original maturities of three months or less.

Fair Value of Financial Instruments

        The carrying amounts reported in the balance sheets for receivables, related party loans, accounts payable, accrued liabilities and short-term debt approximates fair values due to their short-term maturities. Long-term debt is carried at cost, which approximates fair value as the interest rate on the debt is referenced to market rates.

Shipping and Handling Costs

        In October 2000, the Financial Accounting Standards Board (FASB)'s Emerging Issues Task Force (EITF) issued EITF 00-10, "Accounting for Shipping and Handling Revenues and Costs", which requires fees billed to customers associated with shipping and handling to be classified as revenue, and costs associated with shipping and handling to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company classifies shipping charges received from customers as revenue. The Company classifies inbound shipping costs as cost of sales and outbound shipping costs as operating expense. The Company generally does not impose separate handling charges on customer orders and classifies costs attributable to receiving, inspecting and warehousing inventories and picking, packaging and preparing customers' orders for shipment as operating expenses.

Advertising Costs

        Advertising and promotion costs are expensed as they occur. The Company's advertising and promotion costs was approximately $2,172,000, $2,194,000 and $392,000 for 2002, 2001 and 2000, respectively.

Foreign Currencies

        The functional currencies of the Company's subsidiaries are their respective local currencies. Accordingly, the subsidiaries translate all asset and liability accounts at current exchange rates in effect at the balance sheet date and statement of income accounts at average exchange rates during the period. Translation adjustments arising from differences in exchange rates from period to period are included in the consolidated financial statements as a component of other comprehensive income (loss) in stockholders' equity. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency and are included in other income (expense), net. Foreign currency transaction gains (losses) were $2.3million, $0.2million and nominal for 2002, 2001 and 2000, respectively.

Property and Equipment

        Property and equipment are recorded at cost and depreciated using the straight-line or units-of-production method over the respective estimated useful lives of the assets as follows: equipment and machinery, 3 to 7 years; furniture and fixtures, 3 to 7 years; vehicles, 4 to 7 years; buildings, 10 to 14 years; and leasehold improvements, over the shorter of the respective lease terms or the respective estimated useful lives of the leasehold improvements. Normal repairs and maintenance are expensed as incurred. Expenditures, which materially increase values, change capacities or extend useful lives are capitalized.

Earnings Per Share

        In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares represent shares issuable upon the exercise of outstanding options and are calculated using the treasury stock method.

        Options to purchase 942,820; 1,167,660; and 2,440,740 shares of the Company's common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company's common stock of $24.53, $20.35 and $14.10 per share for 2002, 2001 and 2000, respectively.

Stock-Based Compensation

        The Company accounts for stock-based compensation using methods prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation".

        In accordance with SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," the Company has provided, below, the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented.

        The following table illustrates, pursuant to SFAS No. 123, as amended by SFAS No. 148, the effect on net income and related net income per share, had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123:

	December 31,
	2002	2001	2000
Net income:
As reported	$7,213	$6,523	$38,941
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,843	3,366	3,220

Pro forma	$3,370	$3,157	$35,721

Net income per common share (basic):
As reported	$0.31	$0.28	$1.68
Pro forma	0.14	0.14	1.54
Net income per common share (diluted):
As reported	$0.30	$0.27	$1.66
Pro forma	0.14	0.13	1.53

        In 2002, 2001 and 2000, the Company calculated the fair value of options using the Black-Scholes option-pricing model. The assumptions used were as follows:

	2002	2001	2000
Weighted-average risk free interest rate	3.36%	4.19%	6.12%
Expected life (years)	4	4	3
Volatility	46.5%	45.0%	50.0%
Dividend yield	—	—	—

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

New Accounting Standards

        The FASB's Emerging Issues Task Force (EITF) issued EITF 00-14, "Accounting for Certain Sales Incentives", effective January 1, 2002. EITF 00-14 requires that costs related to consumer coupons be classified as a reduction of sales. The Company has reclassified as deductions to net sales, $1.5 million and $0.1 million, for 2001 and 2000. These balances were previously classified as selling and marketing expenses.

        The EITF also issued EITF 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services", effective January 1, 2002. EITF 00-25 requires that certain of our customer promotional incentive payments, primarily cooperative merchandising allowances, be classified as a reduction of sales. The Company reclassified as deductions in net sales approximately $27.3 million and $21.1 million of customer promotional incentives that were previously classified as selling and marketing expenses in 2001 and 2000, respectively.

        In July 2001, the FASB approved the issuance of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. The Company adopted this statement as of July 1, 2001. SFAS No. 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill and other indefinite life assets will no longer be amortized but instead will be tested for impairment periodically. The Company adopted this statement as of January 1, 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-live assets to be held and used and (b) measurement of ling-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. The Company adopted SFAS No. 144 on January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

        The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June, 2002. SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The Company will adopt SFAS No. 146 effective January 1, 2003.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements of interim and annual periods after December 15, 2002.

Note 3. Acquisitions

Acquisition of the Contact Lens Business from Essilor International S.A.

        On February 12, 2001, the Company acquired the contact lens business of Essilor International (Compagnie Generale d'Optique) S. A. ("Essilor"). The Company acquired Essilor's sales and distribution assets of the contact lens business in Europe and the United States and manufacturing facilities in France, the United Kingdom and the United States. The primary reasons for this acquisition were to expand the Company's presence in Europe and to increase the Company's product offerings.

        The Company has accounted for the acquisition using the purchase method. Accordingly, the operating results of Essilor are included in its operating results from February 1, 2001.

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

	Accrual as of February 12, 2001	Payments	Translation Adjustments	Accrual as of December 31, 2001	Payments	Translation Adjustments	Accrual as of December 31, 2002
Severance costs	$7,145	$(501)	$59	$6,703	$(3,015)	$867	$4,555
Facility costs	1,566	(755)	—	811	(177)	149	783
Equipment and dismantling costs	250	—	—	250	(27)	55	278
Miscellaneous costs	107	—	—	107	(23)	18	102

Total	$9,068	$(1,256)	$59	$7,871	$(3,242)	$1,089	$5,718

        Management began formulating the plans to exit certain activities and facilities of the acquired Essilor operations at the time of the acquisition.

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

Intangible Assets	Useful Life
Core technology	10 years
Trade names	12 years
Customer lists	15 years

        The total weighted average amortization period of intangible assets subject to amortization is approximately 12 years.

        As a result of the acquisition, the Company recorded acquired in-process research and development totaling $4.2 million. This charge relates to Essilor's Fully Molded Toric Lenses and Photochromic Lenses, all of which were under development on the date of the acquisition. These projects under development were valued on the premise of fair market value in continued use employing a version of the income approach referred to as the discounted cash flow approach. This methodology is based on discounting to present value, at an appropriate risk-adjusted discount rate, both the expenditures to be made to complete the development efforts and the operating cash flows which the applications are projected to generate, less a return on the assets necessary to generate the operating cash flows.

        From these projected revenues, the Company deducted costs of sales, operating costs, royalties and taxes to determine net cash flows. The Company estimated the percentage of completion of the development efforts for each product by comparing the estimated costs incurred and portions of the development accomplished prior to the acquisition date, to the total estimated costs and total development efforts required to fully develop these products. This percentage was calculated for each product and was then applied to the net cash flows that each product was projected to generate. These net cash flows were then discounted to present values using appropriate risk-adjusted discount rates in order to arrive at discounted fair values for each product.

        The following table reflects unaudited pro forma combined results of operations of the Company and Essilor on the basis that the acquisition had taken place on January 1, 2001 (in thousands, except per share data):

2001
Net Revenues	$229,173
Net Income	$10,244
Net Income per share:
Basic	$0.44
Diluted	$0.43

Acquisition of Assets of Seiko Contactlens, Inc.

        On March 11, 2002, the Company entered into an agreement to acquire certain assets of Seiko Contactlens, Inc. ("Seiko"). The purchase was completed on April 1, 2002. The primary reasons for this acquisition were to strengthen the Company's presence and competitive positioning in Japan. As part of the acquisition, the Company hired 74 Seiko sales and administrative personnel. Seiko had been the Company's distributor in Japan.

        The Company has accounted for the acquisition using the purchase method. Accordingly, the operating results of Seiko have been included in its operating results from April 1, 2002.

        The purchase price consisted of (in thousands):

Exchange of accounts receivable	$11,215
Cash	8,823
Acquisition costs	1,580

$21,618

        The accounts receivable represents amounts owed to the Company from Seiko and exchanged as part of the acquisition.

        The Company has evaluated the assets and liabilities acquired and has allocated the $21.6 million purchase price based on this evaluation, which is subject to change. The purchase price allocation consisted of (in thousands):

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

Intangible Assets	Useful Life
Customer lists	10 years
Favorable contracts	3 years

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

	Accrual as of April 1, 2002	Payments	Translation Adjustments	Accrual as of December 31, 2002
Severance costs	$277	$(236)	$5	$46
Facility and other exit costs	1,710	—	196	1,906

Total	$1,987	$(236)	$201	$1,952

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

        The following table reflects unaudited pro forma combined results of operations of the Company and Seiko on the basis that the acquisition had taken place on January 1, 2001 (in thousands, except per share data):

	December 31, 2002	December 31, 2001
Net sales	$268,120	$250,071
Net income	$7,257	$458
Net income per share:
Basic	$0.31	$0.02
Diluted	$0.30	$0.02

Note 4—Goodwill and Other Intangible Assets

        Goodwill and other intangible assets (gross) consisted of the following (in thousands):

	December 31, 2002	December 31, 2001
Goodwill	$39,814	$31,965
Intangible assets subject to amortization	22,150	17,916
Intangible assets not subject to amortization	3,630	3,630

	$65,594	$53,511

        Accumulated amortization consisted of the following (in thousands):

	December 31, 2002	December 31, 2001
Goodwill	$2,067	$2,067
Intangible assets subject to amortization	7,237	5,204
Intangible assets not subject to amortization	475	475

	$9,779	$7,746

        Goodwill and other intangible assets, net of accumulated depreciation, consisted of the following (in thousands):

	December 31, 2002	December 31, 2001
Goodwill	$37,747	$29,898
Intangible assets subject to amortization	14,913	12,712
Intangible assets not subject to amortization	3,155	3,155

	$55,815	$45,765

        The total weighted average amortization period of intangible assets subject to amortization is approximately 10 years.

        Intangible assets subject to amortization consist primarily of marketing rights, patents, customer lists, core technology and trade names. Amortization expense for intangible assets subject to amortization amounted to approximately $1,930,000 and $1,550,000 for 2002 and 2001, respectively.

        Amortization expense for each of the five succeeding years will amount to approximately (in thousands):

Year ending December 31,	Amortization expense
2003	$2,100
2004	2,100
2005	2,000
2006	2,000
2007	1,500

Total	$9,700

        As required under SFAS No. 142, the Company has ceased to amortize goodwill and assembled workforce beginning January 1, 2002. As of December 31, 2002, unamortized goodwill and assembled workforce was approximately $41 million. This reduction in amortization effective January 1, 2002 may affect the comparability of current period results of operations with prior periods. The following table discloses what reported net income, including income tax effects, and basic and diluted net income per share would have been in all periods presented exclusive of amortization expense (in thousands, except for per share amounts):

	December 31,
	2002	2001
Net income:
Reported net income:	$7,213	$6,523
Add back: Goodwill amortization	—	1,910
Add back: Assembled workforce amortization	—	372

Adjusted net income:	$7,213	$8,805

	December 31,
	2002	2001
Basic net income per share:
Reported net income:	$0.31	$0.28
Goodwill amortization	—	.08
Assembled workforce amortization	—	.02

Adjusted net income:	$0.31	$0.38

	December 31,
	2002	2001
Diluted net income per share:
Reported net income:	$0.30	$0.27
Goodwill amortization	—	.08
Assembled workforce amortization	—	.02

Adjusted net income:	$0.30	$0.37

Note 5. Balance Sheet Items

        Inventories consisted of the following (in thousands):

	December 31,
	2002	2001
Raw materials	$6,339	$6,313
Work in process	2,376	3,866
Finished goods	65,800	36,593

	$74,515	$46,772

        Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2002	2001
Refundable income taxes	$16,131	$7,426
Deferred income taxes	2,679	8,269
Value added taxes receivable	3,079	2,803
Prepaid insurance	1,709	2,472
Other prepaid expenses	2,567	1,329
Other current assets	2,407	2,422

	$28,572	$24,721

        Property and equipment, net consisted of the following (in thousands):

	December 31,
	2002	2001
Equipment and machinery	$137,627	$93,677
Furniture and fixtures	6,019	4,776
Vehicles	223	154
Building and leasehold improvements	49,395	45,096
Construction in progress	24,109	35,638

	217,373	179,341
Less accumulated depreciation and amortization	(97,432)	(51,184)

	$119,941	$128,157

        In 2001, the Company implemented a second generation daily disposable manufacturing process in Southampton, United Kingdom. With the implementation of the first production line utilizing the second generation manufacturing process, it was concluded that certain existing manufacturing equipment had become impaired. As a result, the Company recorded a charge of $25.6 million in the fourth quarter of 2001.

        During the fourth quarter of 2002, the Company accelerated the implementation of its second-generation manufacturing process throughout its high volume product lines. Given the lower labor and space requirements of this manufacturing process, the Company can consolidate its manufacturing operations into a smaller total plant structure. The initiative will allow the Company to meet volume production goals in substantially less space with lower manufacturing overhead. As a result of this initiative, the Company recorded a restructuring charge of approximately $34.5 million in 2002. Of the $34.5 million, approximately $24.7 million relates to impairment of property and equipment.

        Accrued liabilities consisted of the following (in thousands):

	December 31,
	2002	2001
Accrued expenses	$36,706	$28,337
Accrued cooperative merchandising allowances	9,896	5,318
Income taxes payable	9,236	500

	$55,838	$34,155

        Long-term debt consisted of the following (in thousands):

	December 31,
	2002	2001
Revolving loan from bank, due April 16, 2005, bearing interest at the bank's Eurodollar rate plus 1.00%	$26,000	—
Revolving loan from bank, due April 16, 2005, bearing interest at the bank's prime rate less 0.50%	2,000	—
Revolving loan from bank, due June 30, 2002, bearing interest at the bank's Eurodollar rate plus 1.25%	—	$11,000
Term loan from bank, principal payments due quarterly from July 31, 2000 through October 31, 2004, bearing interest at the bank's Eurodollar rate plus 1.50%	—	1,222
Financing obligation due to PRIDCO with monthly payment of $35,987 beginning in March 1, 2001 through February 1, 2010 bearing an effective interest of 4.11% for 2002 and 2001, respectively	2,918	3,784
Other	232	42

Total long-term debt	31,150	16,048
Less current portion of long-term debt	(420)	(12,660)

	$30,730	$3,388

        On April 16, 2002, the Company completed a new $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank's prime rate or 1.00% to 1.50% above the eurodollar rate depending on its ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans not to exceed $40 million at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, require the Company to maintain certain financial ratios. As of December 31, 2002, there were $28.0 million of revolving loans outstanding under this credit agreement and the interest rate was 2.80% and 4.25% on loan balances of $26 million and $2 million, respectively. This revolving loan is included in long-term liabilities in the accompanying balance sheet as of December 31, 2002 based on our ability and intent to defer payment beyond December 31, 2003. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of its Barbados and Canadian subsidiaries. As of December 31, 2002, the Company was not in compliance with certain covenants. A waiver was obtained from the banks as of December 31, 2002.

        Annual maturities of long-term debt are as follows (in thousands): 2003-$420; 2004-$437; 2005-$28,372; 2006-$360; 2007-$375; thereafter-$1,186.

Note 6. Operating Leases

        The future minimum annual operating lease payments under non-cancelable lease obligations with an initial term in excess of one year, as of December 31, 2002, are as follows (in thousands):

Year Ending December 31,
2003	$6,868
2004	5,100
2005	4,515
2006	2,764
2007	2,667
Thereafter	7,714

Total minimum lease payments	$29,628

        Rent expense on operating leases for the Company's offices, warehouse facilities and certain equipment was approximately $7.0 million, $4.3 million and $2.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 7. Common Stock

Certain Anti-Takeover Provisions

        The Company's Board of Directors has the authority to issue up to 4,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

Share Repurchase Plan and Treasury Stock

        On July 27, 2000, the Company announced the approval by the Board of Directors of a two million share repurchase program. Under the repurchase plan, shares may be repurchased, subject to market and business conditions, at management's discretion on the open market. During 2000, the Company reacquired 62,500 shares of common stock, which have been reflected as treasury stock. During 2001, the Company retired those 62,500 shares.

Stock-based Compensation Plans

        The Company has the following stock-based compensation plans:

          (i)    1989 Stock Option Plan

    The 1989 Stock Option Plan provided for the grant to employees, directors and consultants of incentive stock options, exercisable at a price not less than the fair market value of the shares on the grant date, or for non-qualified options, exercisable at a price not less than 85% of the fair market value of the shares on the date of grant. The options generally were granted for a six year-term and vested over a five year period. This plan was terminated upon the effective date of the Company's initial public offering on August 4, 1997. Any authorized shares not issued or subject to outstanding grants under this plan on August 4, 1997 and any shares that are issuable upon exercise of options granted pursuant to this plan that expire or become unexercisable for any reason without having been exercised in full will be available for future grant and issuance under the 1997 Equity Incentive Plan. As of December 31, 2002, options to purchase a total of 41,340 shares are outstanding under this plan and there are no shares reserved for issuance.

          (ii)  1997 Equity Incentive Plan

    The 1997 Equity Incentive Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company. The exercise price of all incentive stock options must be no less than the fair market value of the Company's Common Stock on the date of grant and the exercise price of all nonqualified stock options must be at a price not less than 85% of such fair market value. The options generally are granted for a ten-year term and vest over either a four or five-year period. Any authorized shares not issued or subject to outstanding grants under the 1989 Plan on August 4, 1997 and any shares that are issuable upon exercise of options granted pursuant to the 1989 Plan that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the 1997 Equity Incentive Plan. As of December 31, 2002, options to purchase a total of 3,392,916 shares are outstanding under this plan and 868,090 shares are reserved for issuance.

    In March 2001, the Board of Directors approved an amendment to the 1997 Equity Incentive Plan to increase the number of shares of common stock authorized and reserved for issuance under the plan by 1,400,000 and the Company's stockholders approved the amendment in May 2001.

          (iii)  1997 Directors Stock Option Plan

    The 1997 Directors Stock Option Plan provides for grants of nonqualified stock options to certain non-employee directors of the Company. The exercise price per share of all options granted under the plan must be equal to the fair market value of the Company's common stock on the date of grant. The options generally are granted for a ten-year term and vest over a three-year period. As of December 31, 2002, options to purchase a total of 435,000 shares are outstanding under this plan and there are 265,000 shares reserved for issuance.

    In April 2002, the Company's stockholders approved an amendment to increase the number of shares of common stock authorized and reserved for issuance under the 1997 Directors Stock Option Plan by 300,000 (from 400,000 to 700,000).

        A summary of stock option transactions under the plans indicated at (i), (ii) and (iii) follows:

	Range of Exercise Prices	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 1999	$1.47 to $34.69	3,921,020	$19.23
Exercised	1.47 to 26.38	(354,050)	2.55
Granted	10.63 to 19.63	1,143,550	12.51
Canceled	3.04 to 34.69	(1,147,190)	21.36

Outstanding as of December 31, 2000	$3.04 to $34.69	3,563,330	$18.05
Exercised	3.04 to 26.38	(211,650)	13.49
Granted	12.06 to 23.61	932,200	19.67
Canceled	3.04 to 34.69	(287,771)	18.88

Outstanding as of December 31, 2001	$3.04 to $31.75	3,996,109	$18.61
Exercised	5.03 to 26.38	(354,453)	14.71
Granted	19.40 to 29.74	363,900	24.49
Canceled	8.09 to 31.75	(136,300)	18.21

Outstanding as of December 31, 2002	$3.04 to $31.75	3,869,256	$19.47

Total number of shares exercisable at December 31, 2002	$3.04 to $31.75	1,898,534	$20.19

        The weighted average grant date fair value of the options granted in 2002, 2001 and 2000 was $9.73, $7.92 and $4.99 respectively. At December 31, 2002, 1,133,090 options were available for grant under all plans.

        The following table summarizes information about stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$ 3.04 - 3.04	2,000	2.6	$3.04	2,000	$3.04
$ 5.03 - 7.36	26,440	3.7	6.96	26,440	6.96
$ 8.09 - 12.13	548,312	7.6	11.39	199,857	11.37
$12.19 - 18.06	1,068,529	6.8	16.03	533,389	16.38
$18.50 - 27.25	2,104,075	7.2	22.95	1,050,548	23.43
$28.75 - 31.75	119,900	6.4	29.46	86,300	29.30

$ 3.04 - 31.75	3,869,256	7.1	$19.47	1,898,534	$20.19

        The weighted average exercise price of those shares exercisable at December 31, 2001 and 2000 were $19.93 and $20.24, respectively.

Note 8. Retirement Savings Plan

        In October 1998, the Company established a defined-contribution savings plan under Section 401K of the Internal Revenue Code. This savings plan allows eligible U.S. employees to contribute up to 15% of their compensation on a pre-tax basis. The Company matches 50% of the first four percent of the employees' contribution. Such matching Company contributions are vested incrementally over five years. All of the Company's subsidiaries have similar retirement savings plans in the respective countries. The charge to operating income for the Company's matching contribution was approximately $2.9 million, $1.9 million and $1.0 million in 2002, 2001 and 2000, respectively.

Note 9. Income Taxes

        Income before income tax expense includes the following components (in thousands):

	2002	2001	2000
United States	$7,833	$6,189	$37,746
Foreign	5,070	5,574	18,346

Total	$12,903	$11,763	$56,092

        Income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000, consisted of (in thousands):

	2002			2001			2000
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(1,346)	$3,644	$2,298	$2,129	$336	$2,465	$17,147	$(3,545)	$13,602
State	(346)	766	420	(277)	907	630	3,058	(293)	2,765
Foreign	1,986	986	2,972	2,454	(309)	2,145	1,292	(508)	784

	$294	$5,396	$5,690	$4,306	$934	$5,240	$21,497	$(4,346)	$17,151

        The total income tax expense differed from the amount computed by applying the federal statutory income tax rate of 35% to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Computed tax expense at federal statutory rate	$4,516	$4,117	$19,632
Foreign tax rate differential	1,110	1,665	(6,594)
Puerto Rico possessions tax credit	(285)	(1,077)	(597)
State taxes	420	630	1,988
Other	(71)	(95)	2,722

	$5,690	$5,240	$17,151

        Deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2002	2001	2000
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$524	$96	$186
Inventories, principally due to reserves and additional costs capitalized for tax purposes	931	5,253	4,006
State taxes	—	154	1,193
Other accrued liabilities	1,224	2,766	2,904

Total gross deferred tax assets	2,679	8,269	8,289
Deferred tax liabilities:
Puerto Rico tollgate tax	—	(1,171)	(1,171)
Puerto Rico profit allocation and basis difference	—	(267)	(267)
Other basis differences	—	(383)	(352)
Depreciation of property and equipment	(4,200)	(2,573)	(3,558)

Total gross deferred tax liability	(4,200)	(4,394)	(5,348)

Total net deferred tax asset (liability)	$(1,521)	$3,875	$2,941

        The income tax benefits related to the exercise of stock options reduces taxes currently payable and is credited to additional paid-in capital. Such amounts approximated $1.4 million, $0.5 million and $0.2 million for 2002, 2001 and 2000, respectively.

        As of December 31, 2002, deferred taxes were not provided on approximately $63,000,000 of cumulative foreign unremitted earnings, which are expected to remain invested indefinitely. Applicable foreign income taxes have been provided for. Although it is not practical to estimate the amount of additional tax, which might be, payable on the foreign unremitted earnings, credits for foreign income taxes paid will be available at tax rates substantially equal to any U.S. tax liability.

Note 10. Restructuring

        During the fourth quarter of 2002, the Company accelerated the implementation of its second-generation manufacturing process throughout its high volume product lines. Given the lower labor and space requirements of this manufacturing process, the Company can consolidate its manufacturing operations into a smaller total plant structure. The initiative will allow the Company to meet volume production goals in substantially less space with lower manufacturing overhead. The Company believes that this initiative will result in an annual cost savings of $40 million by 2005. The Company expects the initiative to be completed by 2004 and cost a total of approximately $50 million, $25 million of which is non-cash.

        As a result of this initiative, the Company recorded a restructuring charge of approximately $34.5 million in 2002. Of the $34.5 million, approximately $24.7 million relates to impairment of property and equipment, $4.7 million relates to the employee severance and benefit costs, $4.4 million relates to leased facilities that will be abandoned and the remaining $0.7 million relate to miscellaneous costs, such as professional fees related to the initiative.

        For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned property and equipment, the impairment loss recognized was based on the fair value of the assets.

Note 11. Enterprise Wide Disclosures

        The Company, which operates in a single operating segment, designs, manufactures and distributes contact lenses. Sales to one major customer amounted to approximately 4.5%, 6.5% and 7.7% of total net sales for the years ended December 31, 2002, 2001 and 2000, respectively. United States export sales approximated 7.4%, 16.9% and 12.1% of net sales for the years ended December 31, 2002, 2001 and 2000 respectively. The geographic presentation of net sales is based on the origin of the sale. The "Europe" category consists of geographic presentations of France, Netherlands, Germany, Switzerland, Denmark and Hungary. The "Other" category consists of geographic presentations of Barbados, Canada and Australia. The geographic distributions of the Company's net sales, income from operations, and identifiable net assets are as follows (in thousands):

	UNITED STATES	UNITED KINGDOM	EUROPE	JAPAN	OTHER	ELIM	CONSOL
December 31, 2002:
Sales to unaffiliated customers	$150,387	$31,024	$36,199	$38,520	$10,991		$267,121
Intercompany sales	$84,276	$84,254	$3,478	$0	$0	$(172,007)	$0

Total net sales	$234,663	$115,278	$39,677	$38,520	$10,991	$(172,007)	$267,121

Income from operations	$32,981	$(745)	$6,540	$1,250	$704	$(30,984)	$9,745

Long-lived assets	$462,623	$109,194	$37,273	$12,000	$1,162	$(441,081)	$181,171

December 31, 2001:
Sales to unaffiliated customers	$160,406	$27,819	$26,952	$0	$9,797	$0	$224,974
Intercompany sales	$58,288	$58,303	$35	$0	$0	$(116,626)	$0

Total net sales	$218,694	$86,122	$26,987	$0	$9,797	$(116,626)	$224,974

Income from operations	$(3,750)	$(6,123)	$2,892	$0	$(1,631)	$20,290	$11,678

Long-lived assets	$254,024	$76,608	$2,720	$0	$1,355	$(156,629)	$178,078

December 31, 2000:
Sales to unaffiliated customers	$122,123	$24,404	$0	$0	$10,025	$0	$156,552
Intercompany sales	$45,369	$38,553	$0	$0	$0	$(83,922)	$0

Total net sales	$167,492	$62,957	$0	$0	$10,025	$(83,922)	$156,552

Income from operations	$2,855	$(4,585)	$40,985	$0	$(403)	$(6,044)	$32,808

Long-lived assets	$177,241	$66,295	$0	$0	$1,484	$(117,360)	$127,660

Note 12. Litigation

        On November 6, 2002, CIBA Vision Corporation and its subsidiary, Wesley Jessen Corporation ("Wesley Jessen") filed a lawsuit against the Company in the U.S. District Court for the Northern District of California alleging that its color contact lenses infringe patents owned by Wesley Jessen. The complaint seeks an award of damages, including unspecified punitive damages, attorney's fees and costs and an injunction preventing the alleged infringement. The Company has not yet filed an answer to the complaint. The Company believes the lawsuit is without merit and intends to defend this action vigorously.

        Various other legal actions arising in the normal course of business have been brought against the Company and certain of its subsidiaries. Management believes that the ultimate resolution of these actions will not have a material adverse effect on the Company's financial position or results of operations.

Note 13. Commitments

        As of December 31, 2002, there were purchase and capital commitments due in 2003 for approximately $6.7 million. As of December 31, 2002, there were no purchase and capital commitments due subsequent to 2003.

Note 14. Unaudited Quarterly Financial Information

TWO YEAR QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal 2002
Net sales	$60,811	$65,677	$72,221	$68,412
Gross profit	33,481	36,540	40,563	36,200
Income (loss) from operations	12,294	10,319	13,309	(26,177)
Net income (loss)	10,093	9,076	11,763	(23,719)
Net income (loss) per share (basic)	$.43	$.38	$.50	$(1.00)
Net income (loss) per share (diluted)	$.41	$.37	$.48	$(1.00)
Fiscal 2001
Net sales	$50,051	$55,142	$61,502	$58,279
Gross profit	28,398	32,136	33,780	32,848
Income (loss) from operations	6,067	9,518	12,369	(16,276)
Net income (loss)	4,817	7,052	9,570	(14,916)
Net income (loss) per share (basic)	$.21	$.30	$.41	$(.64)
Net income (loss) per share (diluted)	$.20	$.29	$.40	$(.64)

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ocular Sciences, Inc.:

        We have audited the accompanying consolidated balance sheets of Ocular Sciences, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocular Sciences, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

                      KPMG LLP

San Francisco, California
February 12, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

PART III

Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and related Stockholder Matters and Certain Relationships and Related Transactions

        The information required by Item 10, Item 11, Item 12, and Item 13 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders which we anticipate will be filed no later than 120 days after the end of our year pursuant to Regulation 14A and accordingly these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

Item 14. Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)  The following documents are filed as part of this Report:

          (1)    Financial Statements and Schedules.    The following Consolidated Financial Statements of the Company are incorporated by reference from Part II, Item 8 of this Form 10-K:

          (2)    Financial Statement Schedules.    The following financial statement schedule of the Company for the years ended December 31, 2002, 2001 and 2000 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

Schedule	Page
II. Valuation and Qualifying Accounts	69
Independent Auditor Report on Schedule	70

        All other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the notes thereto.

          (3)    Exhibits

Exhibit Number	Description
2.01	Form of Agreement and Plan of Merger by and between O.S.I. Corporation, a California corporation, and Registrant (incorporated by reference to Exhibit 2.01 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
3.01	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
3.02	Certificate of Designation of Preferred Stock (incorporated by reference to Exhibit 3.02 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
3.04	Bylaws of the Company (incorporated by reference to Exhibit 3.04 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
4.01
Registration Rights Agreement dated as of October 30, 1992 by and among the Registrant and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
4.02
Amendment to Registration Rights Agreement and Shareholders' Agreement dated as of February 27, 1997 by and among the Registrant and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 4.02 to the Company's Registration Statement on Form S-1 (No. 333-27421)).

10.01
The Company's 1989 Stock Option Plan adopted July 21, 1989, as amended November 30, 1994 (incorporated by reference to Exhibit 10.01 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
10.02	The Company's 1997 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-65546)).
10.03
The Company's 1997 Amended and Restated Directors Stock Option Plan (incorporated by reference to Exhibit 10.03 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000).
10.04	The Company's 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.05 to the Company's Registration Statement on Form S-1 (No.333-27421)).
10.05
Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 10.06 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
10.06
Settlement Agreement and Release dated as of February 27, 1997 between Aspect Vision Care Ltd., New Focus Health Care Ltd., Geoffrey Galley, Anthony Galley, Barrie Bevis, Albert Morland, Ivor Atkinson and Wilfred Booker, Sciences Ltd., O.S.I. Corporation and John Fruth (incorporated by reference to Exhibit 10.08 to Amendment No. 1 to the Company's Registration Statement on Form S-1/A (No. 333-27421)).#
10.07
Amendment to Settlement Agreement and Release dated as of February 27, 1997 between the parties to the Settlement Agreement and Contact Lens Technologies Ltd (incorporated by reference to Exhibit 10.09 to Amendment No. 1 to the Company's Registration Statement on Form S-1/A (No. 333-27421)).
10.08
Patent License Agreement dated February 27, 1997 by and between Ocular Sciences Ltd. and certain persons referred to therein as the Patent Owners (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
10.09
Lease for 475—479 Eccles Avenue dated May 18, 1995, between Stanley D. McDonald, Norman H. Scherdt, Herbert A. West and McDonald Ltd. as "Landlord" and O.S.I. Corporation as "Tenant" (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
10.10
Lease for Santa Isabel, Puerto Rico Kingdom dated September 14, 1984, between The Puerto Rico Industrial Development Company as "Landlord" and O.S.I. Puerto Rico Corporation as "Tenant," as amended (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (No.333-27421)).
10.11
Counterpart Underlease of Distribution Depot dated November 30, 1995 among Boots the Chemist Limited as "Landlord," Ocular Sciences Limited as "Tenant" and O.S.I. Corporation as "Guarantor" (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
10.12
Amended and Restated Credit Agreement among Ocular Sciences, Inc., Ocular Sciences Puerto Rico, Inc. and Comerica Bank—California dated November 7, 1997 and exhibits thereto (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (No. 333-46669)).
10.13
Amendment Number Two to Amended and Restated Credit Agreement among the Company, Ocular Sciences Puerto Rico, Inc. and Comerica Bank—California, dated April 27, 1999 (incorporated by reference to Exhibit 5.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.14
Amendment Number Three to Amended and Restated Credit Agreement among the Company, Ocular Sciences Puerto Rico, Inc. and Comerica Bank—California, dated June 28, 1999 (incorporated by reference to Exhibit 5.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.15
Amendment Number Four to Amended and Restated Credit Agreement among the Company, Ocular Sciences Puerto Rico, Inc. and Comerica Bank—California, dated October 14, 1999 (incorporated by reference to Exhibit 5.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.16
Amended and Restated Inter-Company Loan Agreement between the Company and Precision Lens Manufacturing and Technology, Inc., dated June 1, 1999 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000).
10.17
Separation Agreement and General Release dated April 20, 2000 between Norwick Goodspeed and the Company (incorporated by reference to Exhibit 10.02 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.18
Lease of Unit 10 The Quadrangle Abbey Park Industrial Estate Romsey Hampshire dated August 19, 1997 between Ocular Sciences Limited and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-46669)).
10.19
Construction and Lease Contract dated June 29, 1998 between Ocular Sciences Puerto Rico, Inc. and Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.20
First Amendment to Lease for 475—479 Eccles Avenue dated January 25, 1999, between Stanley D. McDonald, Mary Lee Scheidt, Herbert A. West, and McDonald Ltd. as "Landlord" and O.S.I. Corporation as "Tenant" (incorporated by reference to the Exhibits to Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.21	Second Lease Amendment for 475 Eccles Avenue dated June 14, 2001, between Stanley D. McDonald, Mary Lee Scheidt, Herbert A. West, McDonald Ltd. and the Company.
10.22
Third Amendment to Lease for 475 Eccles Avenue dated July 1, 2001, between The Norman & Mary Lee Scheidt Revocable Trust A, Mary Lee Scheidt, Trustee; The Norman & Mary Lee Scheidt Trust C, Mary Lee Scheidt, Trustee; The West Famuly Trust—2000, u/t/a dated June 20, 2000, Herbert A. West and Jan H. West, Trustees; the Stanley D. & Barbara J. McDonald Family Living Trust u/t/a/ dated 7/25/96, Stanley D. McDonald, Trustee; McDonald Ltd. and the Company.
10.23
Lease of Unit One School Lane Chandlers Ford Industrial Estate Chandlers Ford Hampshire dated May 20, 1999 between Ocular Sciences UK Limited, the Company and Le Gallais' Real Estates (Overseas) Limited (incorporated by reference to the Exhibits Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.24
Consulting Agreement dated June 7, 2000 between Ed Cummins and the Company (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.25
Agreement and Plan of Merger dated March 19, 2000, among Wesley Jessen VisionCare Inc., OSI Acquisition Corp. and the Company (incorporated by reference to Exhibit 99.2 to the Company's Schedule 13D filed on March 29, 2000).

10.26	Lease of Concord Gateway Two, Suite 700, dated December 12, 2000 between the Company and Sierra Pacific Properties, Inc.
10.27	Lease Addendum dated January 1, 2001 between the Company and Sierra Pacific Properties, Inc.
10.28
Employment Agreement dated August 8, 2001 between Stephen Fanning and the Company (incorporated by reference from Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 31, 2001).
10.29	Amendment of Employment Agreement dated December 1, 2001 between Stephen Fanning and the Company.
21.01	List of Subsidiaries.
23.01	Consent of KPMG LLP, Independent Certified Public Accountants.
24.01	Power of Attorney (Included on signature page to this Form 10-K).

#
Confidential treatment has been requested from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

        (b)  Reports on Form 8-K:

    None.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Operations	Deductions		Balance at End of Period
Year Ended December 31, 2002
Allowance for sales returns and doubtful accounts receivable	$2,389	$1,557	$(128	)(1)	$3,818
Year Ended December 31, 2001
Allowance for sales returns and doubtful accounts receivable	1,494	615	280	(1)	2,389
Year Ended December 31, 2000
Allowance for sales returns and doubtful accounts receivable	1,674	831	(1,011	)(1)	1,494

(1)
Uncollectible accounts written off, net of recoveries.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ocular Sciences, Inc.:

        Under date of February 12, 2003, we reported on the consolidated balance sheets of Ocular Sciences Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

                      KPMG LLP

San Francisco, California
February 12, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 25 day of March, 2003.

OCULAR SCIENCES, INC.
By:	/s/ SIDNEY B. LANDMAN Sidney B. Landman Vice President, Finance and, Chief Financial Officer.

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

Name	Title	Date
Principal Executive Officer:
/s/ STEPHEN J. FANNING Stephen J. Fanning	Chief Executive Officer, President and Director	March 25, 2003
Principal Financial and Principal Accounting Officer:
/s/ SIDNEY B. LANDMAN Sidney B. Landman	Vice President, Finance, Chief Financial Officer, Secretary and Treasurer	March 25, 2003
Directors:
/s/ JOHN D. FRUTH John D. Fruth	Chairman of the Board of Directors	March 18, 2003
/s/ EDGAR J. CUMMINS Edgar J. Cummins	Director	March 18, 2003
/s/ TERENCE M. FRUTH Terence M. Fruth	Director	March 18, 2003
/s/ WILLIAM R. GRANT William R. Grant	Director	March 17, 2003
/s/ TERRANCE GREGG Terrance Gregg	Director	March 25, 2003
/s/ FRANCIS R. TUNNEY, JR. Francis R. Tunney, Jr.	Director	March 18, 2003

CERTIFICATIONS

I, Stephen J. Fanning, certify that:

        1.    I have reviewed this annual report on Form 10-K of Ocular Sciences, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ STEPHEN J. FANNING Stephen J. Fanning President and Chief Executive Officer (Principal Executive Officer)

I, Sidney B. Landman, certify that:

        1.    I have reviewed this annual report on Form 10-K of Ocular Sciences, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ SIDNEY B. LANDMAN Sidney B. Landman Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.01	Form of Agreement and Plan of Merger by and between O.S.I. Corporation, a California corporation, and Registrant (incorporated by reference to Exhibit 2.01 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
3.01	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
3.02	Certificate of Designation of Preferred Stock (incorporated by reference to Exhibit 3.02 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
3.04	Bylaws of the Company (incorporated by reference to Exhibit 3.04 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
4.01	Registration Rights Agreement dated as of October 30, 1992 by and among the Registrant and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 4.01 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
4.02	Amendment to Registration Rights Agreement and Shareholders' Agreement dated as of February 27, 1997 by and among the Registrant and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 4.02 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
10.01	The Company's 1989 Stock Option Plan adopted July 21, 1989, as amended November 30, 1994 (incorporated by reference to Exhibit 10.01 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
10.02	The Company's 1997 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-65546)).
10.03	The Company's 1997 Amended and Restated Directors Stock Option Plan (incorporated by reference to Exhibit 10.03 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000).
10.04	The Company's 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.05 to the Company's Registration Statement on Form S-1 (No.333-27421)).
10.05	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 10.06 to the Company's Registration Statement on Form S-1 (No. 333-27421) ).
10.06	Settlement Agreement and Release dated as of February 27, 1997 between Aspect Vision Care Ltd., New Focus Health Care Ltd., Geoffrey Galley, Anthony Galley, Barrie Bevis, Albert Morland, Ivor Atkinson and Wilfred Booker, Sciences Ltd., O.S.I. Corporation and John Fruth (incorporated by reference to Exhibit 10.08 to Amendment No. 1 to the Company's Registration Statement on Form S-1/A (No. 333-27421)).#
10.07	Amendment to Settlement Agreement and Release dated as of February 27, 1997 between the parties to the Settlement Agreement and Contact Lens Technologies Ltd (incorporated by reference to Exhibit 10.09 to Amendment No. 1 to the Company's Registration Statement on Form S-1/A (No. 333-27421)).
10.08	Patent License Agreement dated February 27, 1997 by and between Ocular Sciences Ltd. and certain persons referred to therein as the Patent Owners (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
10.09	Lease for 475—479 Eccles Avenue dated May 18, 1995, between Stanley D. McDonald, Norman H. Scherdt, Herbert A. West and McDonald Ltd. as "Landlord" and O.S.I. Corporation as "Tenant" (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 333-27421)).

10.10	Lease for Santa Isabel, Puerto Rico Kingdom dated September 14, 1984, between The Puerto Rico Industrial Development Company as "Landlord" and O.S.I. Puerto Rico Corporation as "Tenant," as amended (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
10.11	Counterpart Underlease of Distribution Depot dated November 30, 1995 among Boots the Chemist Limited as "Landlord," Ocular Sciences Limited as "Tenant" and O.S.I. Corporation as "Guarantor" (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
10.12	Amended and Restated Credit Agreement among Ocular Sciences, Inc., Ocular Sciences Puerto Rico, Inc. and Comerica Bank—California dated November 7, 1997 and exhibits thereto (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (No. 333-46669)).
10.13	Amendment Number Two to Amended and Restated Credit Agreement among the Company, Ocular Sciences Puerto Rico, Inc. and Comerica Bank—California, dated April 27, 1999 (incorporated by reference to Exhibit 5.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.14	Amendment Number Three to Amended and Restated Credit Agreement among the Company, Ocular Sciences Puerto Rico, Inc. and Comerica Bank—California, dated June 28, 1999 (incorporated by reference to Exhibit 5.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.15	Amendment Number Four to Amended and Restated Credit Agreement among the Company, Ocular Sciences Puerto Rico, Inc. and Comerica Bank—California, dated October 14, 1999 (incorporated by reference to Exhibit 5.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
10.16	Amended and Restated Inter-Company Loan Agreement between the Company and Precision Lens Manufacturing and Technology, Inc., dated June 1, 1999 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000).
10.17	Separation Agreement and General Release dated April 20, 2000 between Norwick Goodspeed and the Company (incorporated by reference to Exhibit 10.02 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.18	Lease of Unit 10 The Quadrangle Abbey Park Industrial Estate Romsey Hampshire dated August 19, 1997 between Ocular Sciences Limited and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-46669)).
10.19	Construction and Lease Contract dated June 29, 1998 between Ocular Sciences Puerto Rico, Inc. and Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
10.20	First Amendment to Lease for 475—479 Eccles Avenue dated January 25, 1999, between Stanley D. McDonald, Mary Lee Scheidt, Herbert A. West, and McDonald Ltd. as "Landlord" and O.S.I. Corporation as "Tenant" (incorporated by reference to the Exhibits to Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.21	Second Lease Amendment for 475 Eccles Avenue dated June 14, 2001, between Stanley D. McDonald, Mary Lee Scheidt, Herbert A. West, McDonald Ltd. and the Company. (incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.22	Third Amendment to Lease for 475 Eccles Avenue dated July 1, 2001, between The Norman & Mary Lee Scheidt Revocable Trust A, Mary Lee Scheidt, Trustee; The Norman & Mary Lee Scheidt Trust C, Mary Lee Scheidt, Trustee; The West Famuly Trust—2000, u/t/a dated June 20, 2000, Herbert A. West and Jan H. West, Trustees; the Stanley D. & Barbara J. McDonald Family Living Trust u/t/a/ dated 7/25/96, Stanley D. McDonald, Trustee; McDonald Ltd. and the Company. (incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.23	Lease of Unit One School Lane Chandlers Ford Industrial Estate Chandlers Ford Hampshire dated May 20, 1999 between Ocular Sciences UK Limited, the Company and Le Gallais' Real Estates (Overseas) Limited (incorporated by reference to the Exhibits Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.24	Consulting Agreement dated June 7, 2000 between Ed Cummins and the Company (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.25	Agreement and Plan of Merger dated March 19, 2000, among Wesley Jessen VisionCare Inc., OSI Acquisition Corp. and the Company (incorporated by reference to Exhibit 99.2 to the Company's Schedule 13D filed on March 29, 2000).
10.26	Lease of Concord Gateway Two, Suite 700, dated December 12, 2000 between the Company and Sierra Pacific Properties, Inc. (incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.27	Lease Addendum dated January 1, 2001 between the Company and Sierra Pacific Properties, Inc. (incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.28	Employment Agreement dated August 8, 2001 between Stephen Fanning and the Company (incorporated by reference from Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 31, 2001).
10.29	Amendment of Employment Agreement dated December 1, 2001 between Stephen Fanning and the Company. (incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
21.01	List of Subsidiaries of Ocular Sciences, Inc.
23.01	Consent of KPMG LLP, Independent Certified Public Accountants
24.01	Power of Attorney (included on signature page of this Form 10-K)

#
Confidential treatment has been requested from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

QuickLinks

PART I
RISK FACTORS
PART II
OCULAR SCIENCES, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
OCULAR SCIENCES, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and per share amounts)
OCULAR SCIENCES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share amounts)
OCULAR SCIENCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
OCULAR SCIENCES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31, 2002, 2001 and 2000
TWO YEAR QUARTERLY FINANCIAL DATA
INDEPENDENT AUDITORS' REPORT
PART III
PART IV
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
INDEPENDENT AUDITORS' REPORT
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
EXHIBIT INDEX