Form 10-Q
period 2003-03-31
OCULAR SCIENCES INC /DE/
filed 2003-05-14
CIK 882484

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission File No. 0-22623

OCULAR SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2985696
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1855 Gateway Boulevard, Suite 700	94520
Concord, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (925) 969-7000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [  ].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X]  NO [  ].

As of May 2, 2003, there were 23,815,838 outstanding shares of the registrant’s Common Stock, par value $0.001 per share.

OCULAR SCIENCES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

OCULAR SCIENCES, INC.
Condensed Consolidated Balance Sheets — (unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2003	2002*

ASSETS
Current Assets:
Cash and cash equivalents	$13,163	$11,414
Accounts receivable, less allowance for sales returns and doubtful accounts of $4,242 and $3,818 for 2003 and 2002, respectively	52,944	56,416
Inventories	78,424	74,515
Prepaid expenses and other current assets	30,317	28,572

Total current assets	174,848	170,917
Property and equipment, net	119,573	119,941
Intangible assets, net	56,024	55,815
Loans to Officers and employees	864	956
Other assets	4,286	4,460

Total assets	$355,595	$352,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$9,391	$10,009
Accrued liabilities	58,198	55,838
Current portion of long-term debt	378	420

Total current liabilities	67,967	66,267
Deferred income taxes	4,118	4,200
Other liabilities	1,342	942
Long-term debt, less current portion	26,674	30,730

Total liabilities	100,101	102,139

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 23,812,438 and 23,811,638 shares issued and outstanding for 2003 and 2002, respectively	24	24
Additional paid-in capital	91,144	91,632
Retained earnings	161,755	155,837
Accumulated other comprehensive income	2,571	2,457

Total stockholders’ equity	255,494	249,950

Total liabilities and stockholders’ equity	$355,595	$352,089

*	The consolidated balance sheet at December 31, 2002 has been derived from the company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
Condensed Consolidated Statements of Income — (unaudited)
(In thousands, except share and per share data)

	Three months ended
	March 31,

	2003	2002

Net sales	$70,691	$60,811
Cost of sales	33,214	27,330

Gross profit	37,477	33,481
Selling and marketing expense	15,326	10,137
General and administrative expense	11,923	10,032
Research and development expense	1,716	1,018
Restructuring and related expenses	1,186	—

Income from operations	7,326	12,294
Interest expense	(192)	(341)
Interest income	71	26
Other income	146	330

Income before income taxes	7,351	12,309
Income taxes	(1,433)	(2,216)

Net Income	$5,918	$10,093

Net income per share data:
Net income per share (basic)	$0.25	$0.43
Net income per share (diluted)	$0.25	$0.41
Weighted average common shares outstanding	23,811,887	23,498,971
Weighted average dilutive potential common shares under the treasury stock method	100,650	950,115
Total weighted average common and dilutive potential common shares outstanding	23,912,537	24,449,086

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows — (unaudited)
(In thousands)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities
Net Income	$5,918	$10,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,261	4,754
Amortization of loans to officers	92	101
Income tax benefits from stock options exercised	—	249
Provision for sales returns and doubtful accounts	424	(110)
Loss on disposal of property and equipment	—	119
Exchange gain	(304)	(447)
Deferred income taxes	(82)	(430)
Changes in operating assets and liabilities:
Accounts receivable	3,048	(7,239)
Inventories	(3,909)	(995)
Prepaid expenses, other current and non-current assets	(1,569)	9,046
Accounts payable	(618)	(4,922)
Accrued and other liabilities	2,261	(2,638)

Net cash provided by operating activities	11,522	7,581

Cash flows from investing activities:
Purchases of property and equipment	(6,153)	(10,465)
Other	—	9

Net cash used in investing activities	(6,153)	(10,456)

Cash flows from financing activities
Proceeds from issuance of debt	12,500	15,000
Repayment of short-term and long-term debt	(16,598)	(16,030)
Proceeds from issuance of common stock	10	1,546

Net cash (used in) provided by financing activities	(4,088)	516

Effect of exchange rate changes on cash and cash equivalents	468	(1,145)
Net increase (decrease) in cash and cash equivalents	1,749	(3,504)
Cash and cash equivalents at the beginning of year	11,414	7,789

Cash and cash equivalents at the end of period	$13,163	$4,285

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$196	$272
Taxes	$707	$906

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended December 31, 2002 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the company’s financial condition as of March 31, 2003 and the results of the company’s operations and cash flows for the three-month periods ended March 31, 2003 and 2002, respectively. These unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002, including notes thereto, included in the company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

All amounts, unless otherwise indicated are in U.S. dollars.

Note 2 — New Accounting Standards

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” in June 2002. SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability will be adjusted for changes in estimated cash flows. The company adopted SFAS No. 146 effective January 1, 2003.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on the company’s financial statements.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has adopted SFAS No. 148 effective January 1, 2003 and the company has made the required disclosure requirements under Critical Accounting Policies of the “Management discussion and analysis of financial conditions and results of operations” section of this Form 10-Q.

Note 3 — Balance Sheet Items

     Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials	$7,190	$6,339
Work in process	2,945	2,376
Finished goods	68,289	65,800

	$78,424	$74,515

     Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002

Refundable income taxes	$16,026	$16,131
Deferred income taxes	2,679	2,679
Value added taxes receivable	6,153	3,079
Prepaid insurance	1,911	1,709
Other prepaid expenses	2,397	2,567
Other current assets	1,151	2,407

	$30,317	$28,572

     Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002

Accrued expenses	$23,126	$19,419
Restructuring and acquisition accruals	16,344	17,287
Accrued cooperative merchandising allowances	8,815	9,896
Income taxes payable	9,913	9,236

	$58,198	$55,838

Note 4 — Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Three months ended March 31,
	2003	2002

Net income	$5,918	$10,093
Foreign currency
translation adjustment	114	(1,593)

Comprehensive income	$6,032	$8,500

Note 5 — Goodwill and Other Intangible Assets

     Goodwill and other intangible assets (gross) consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002

Goodwill	$40,415	$39,814
Intangible assets subject to amortization	22,207	22,150
Intangible assets not subject to amortization	3,630	3,630

	$66,252	$65,594

     Accumulated amortization consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002

Goodwill	$2,081	$2,067
Intangible assets subject to amortization	7,672	7,237
Intangible assets not subject to amortization	475	475

	$10,228	$9,779

     Goodwill and other intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	March 31,	December 31,
	2003	2002

Goodwill	$38,334	$37,747
Intangible assets subject to amortization	14,535	14,913
Intangible assets not subject to amortization	3,155	3,155

	$56,024	$55,815

     The total weighted average amortization period of intangible assets subject to amortization is approximately 11 years.

     Intangible assets subject to amortization consist primarily of marketing rights, patents, customer lists, core technology and trade names. Amortization expense for intangible assets subject to amortization amounted to approximately $0.5 million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively.

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

     Options to purchase 3,046,374 and 801,450 shares of the company’s common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the company’s common stock of $13.66 and $26.10 per share for the three-month ended March 31, 2003 and 2002 respectively.

Note 7 — Acquisitions

Acquisition of the Contact Lens Business of Essilor

     On February 12, 2001, the company acquired the contact lens business of Essilor International (Compagnie Generale d’Optique) S. A. (“Essilor”). The company acquired Essilor’s sales and distribution assets of the contact lens business in Europe and the United States and manufacturing facilities in France, the United Kingdom and the United States. The primary reasons for this acquisition were to expand the company’s presence in Europe and to increase its breadth of product offerings.

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

	Accrual as of			Accrual as of
	December 31,		Translation	March 31,
	2002	Payments	Adjustments	2003

Severance costs	$4,555	$(745)	$137	$3,947
Facility costs	783	(74)	28	737
Equipment and
dismantling costs	278	—	11	289
Miscellaneous costs	102	(13)	4	93

Total	$5,718	$(832)	$180	$5,066

     Acquisition of Assets of Seiko Contactlens, Inc.

     On March 11, 2002, the company entered into an agreement to acquire certain assets of Seiko Contactlens, Inc. (“Seiko”). The purchase was completed on April 1, 2002. The primary reasons for this acquisition were to strengthen the company’s presence and enhance its competitive positioning in Japan. As part of the acquisition, the company hired 74 Seiko sales and administrative personnel. Seiko had been the company’s distributor in Japan.

The company has accounted for the acquisition using the purchase method. Accordingly, the operating results of Seiko have been included in its operating results from April 1, 2002.

The purchase price consisted of the following (in thousands):

Exchange of accounts receivable	$11,215
Cash	8,823
Acquisition costs	1,580

$21,618

     The accounts receivable represented amounts owed to the company from Seiko and exchanged as part of the acquisition.

     The company evaluated the assets and liabilities acquired and has allocated the $21.6 million purchase price based on this evaluation, which is subject to change. The purchase price allocation consisted of the following (in thousands):

Goodwill	$6,452
Customer lists	3,540
Favorable contracts	330
Inventory	9,489
Accounts receivable	3,909
Liabilities assumed	(2,102)

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

	Accrual as of		Translation	Accrual	Accrual as of
	December 31, 2002	Payments	Adjustments	Adjustment	March 31, 2003

Severance costs	$46	$(76)	$—	$52	$22
Facility and other exit costs	1,906	(106)	15	16	1,831

Total	$1,952	$(182)	$15	$68	$1,853

     Management began formulating the plans to exit certain activities and facilities of the acquired Seiko operations at the time of the acquisition and expects to complete all actions under such plans by December 31, 2003.

Note 8 — Restructuring and related expenses

     During the fourth quarter of 2002, the company accelerated the implementation of its second-generation manufacturing process throughout its high volume product lines. Given the lower labor and space requirements of these processes, the company will consolidate its manufacturing operations into a smaller total plant structure. The initiative will allow the company to meet volume production goals in substantially less space with lower manufacturing overhead. The company believes that this initiative will result in an annual cost savings of $40 million by 2005. The company expects the initiative to be completed by 2004 and cost a total of approximately $50.0 million, $24.7 million of which is non-cash.

     As a result of this initiative, the company recorded a restructuring charge of approximately $34.5 million in the fourth quarter of 2002. Of the $34.5 million, approximately $24.7 million related to impairment of property and equipment, $4.7 million related to employee severance and benefit costs, $4.4 million related to leased facilities that will be abandoned within one year and the remaining $0.7 million relates to miscellaneous costs, such as professional fees related to the initiative.

     During the first quarter of 2003, the company recorded additional charges of approximately $1.2 million, all of which were paid in the quarter. Of the $1.2 million, approximately $0.9 million related to severance and other salary-related and benefit costs, and $0.3 million related to other miscellaneous costs.

     For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned property and equipment, the impairment loss recognized was based on the estimated fair value of the equipment.

     The following table summarizes the restructuring and related expense accrual activity from the initiation of the company’s activities (in thousands):

		Lease
	Severance and	Payments on
	Benefits	Facilities	Other	Total

Balance of accrual at December 31, 2002	$4,720	$4,397	$500	$9,617
Payments	(112)	—	(80)	(192)

Balance of accural at March 31, 2003	$4,608	$4,397	$420	$9,425

Note 9 — Credit Facility

     On April 16, 2002, the company completed a new $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank’s prime rate or 1.00% to 1.50% above the eurodollar rate depending on its ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans not to exceed $40 million at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, require the company to maintain certain financial ratios. As of March 31, 2003, there were $24.0 million of revolving loans outstanding under this credit agreement and the interest rate was 2.30% and 3.75% on loan balances of $22.0 million and $2.0 million, respectively. This revolving loan is included in long-term liabilities in the accompanying balance sheet as of March 31, 2003 based on the company’s ability and intent to defer payment beyond March 31, 2004. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of its Barbados and Canadian subsidiaries. As of March 31, 2003, the company was in compliance with its covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such statements relate to our future performance and plans, results of operations, capital expenditures, acquisitions and operating improvements and costs. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or will occur. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and we may not be able to realize them. Factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include risks associated with the overall economic environment, the integration of the Essilor and Seiko Contactlens businesses, the impact of competitive products and pricing, product demand both domestically and overseas, market receptiveness to various product launches, higher than expected employee turnover, extended manufacturing difficulties, customer bad debts, currency fluctuations, other risks of doing business internationally and the other risks detailed in the sections entitled “Item 1, Business — Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2002, and from time to time our other reports filed with the Securities and Exchange Commission. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. Unless the context otherwise requires, the terms “we”, “us”, and “our” refer to Ocular Sciences, Inc. and its subsidiaries.

Acquisition

     On April 1, 2002, we acquired certain assets of Seiko Contactlens, Inc. (“Seiko”). The purchase price was $21.6 million. Seiko had been our distributor in Japan. We have accounted for the acquisition under the purchase method. Accordingly, the operating results of Seiko have been included in our operating results from April 1, 2002. The $21.6 million purchase price was comprised of an exchange of accounts receivable of $11.2 million, cash of $8.8 million and acquisition costs of $1.6 million. There were no contingent payments, pre-acquisition contingencies or other commitments specified in the acquisition agreement.

Critical Accounting Policies

     Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill

•	estimates inherent in purchase accounting; and

•	stock-based compensation

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

     We sell our products to a diverse group of optometrists, optical retailers, optical product distributors and ophthalmologists, and therefore the concentration of credit risk with respect to accounts receivable is limited due to the large number and diversity of customers across broad geographic areas. Accounts receivable from customers are uncollateralized. To reduce credit risk, we perform ongoing credit evaluations of significant customers’ respective financial conditions. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     We assess the need for reserves on inventory generally based on monthly forward projections of sales of products that are updated periodically. Inventories are recorded at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable factory overhead. The reported value of our inventory includes saleable products, promotional products, raw materials and componentry that will be sold or used in future periods. Provision for potentially obsolete or slow moving inventory is made based upon our analysis of inventory levels and forecasted sales. Once inventory is reserved, the reserve can only be relieved by the subsequent sale or disposal of the inventory.

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

Valuation of Long-Lived and Intangible Assets and Goodwill

     We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Goodwill and certain intangible assets, which are not subject to amortization, are periodically reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

     In January 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we have ceased to amortize goodwill and assembled workforce beginning January 1, 2002. As of March 31, 2003, unamortized goodwill and assembled workforce was approximately $41 million. In lieu of amortization, we were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. We have completed the first step of SFAS No. 142 transitional goodwill impairment test and have determined that as of January 1, 2002 our goodwill had not been impaired. During the fourth quarter of 2002, we performed our annual impairment test and concluded that there is no impairment of our goodwill. In the future, we will perform the annual impairment test required by SFAS No. 142 in the fourth quarter of each year. We cannot assure you that a material impairment charge will not be recorded in the future.

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

Stock-Based Compensation

     We account for stock-based compensation using methods prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. We have adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”.

     In accordance with SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” we have provided, below, the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented.

     The following table illustrates, pursuant to SFAS No. 123, as amended by SFAS No. 148, the effect on net income and related net income per share for the first quarter of 2003 and 2002, had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123:

	Three Months ended

	March 31,

	2003	2002

Net income:
As reported	$5,918	$10,093
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	673	1,498
Pro forma	$5,245	$8,595
Net income per common share (basic):
As reported	$0.25	$0.43
Pro forma	0.22	0.37
Net income per common share (diluted):
As reported	$0.25	$0.41
Pro forma	0.22	0.35

New Accounting Pronouncements Adopted

     See Note 2 to Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

Results of Operations

     The following table summarizes certain items on the consolidated statements of operations as a percentage of net sales:

	Three months ended
	March 31,

	2003	2002

Net sales	100.0%	100.0%
Cost of sales	47.0%	44.9%

Gross profit	53.0%	55.1%
Selling and marketing expense	21.7%	16.7%
General and administrative expense	16.9%	16.5%
Research and development expense	2.4%	1.7%
Restructuring and related expenses	1.7%	0.0%

Income from operations	10.4%	20.2%
Interest and other income, net	0.0%	0.0%

Income before income taxes	10.4%	20.2%
Income taxes	-2.0%	-3.6%

Net income	8.4%	16.6%

Net Sales

     Net sales were $70.7 million in the first quarter of 2003, an increase of 16.2% from the first quarter of 2002. The increase in the first quarter of 2003 was primarily due to additional sales generated by the Seiko acquisition and growth in international sales.

     U.S. sales were $32.2 million in the first quarter of 2003, a 3.2% decrease from the first quarter of 2002. This decrease is reflective of the current U.S market.

     International sales were $38.5 million, an increase of 39.7% from the first quarter of 2002. The increase in international net sales was due primarily to the strengthening of our position in Europe, from the Essilor acquisition, and our increased distribution network in Japan, which resulted from the Seiko acquisition. Additionally, we had a favorable foreign currency exchange impact of approximately $4.6 million.

Gross Profit

     Gross margins were $37.5 million and $33.5 million in the first quarter of 2003 and 2002, respectively. Gross margins, as a percentage of net sales, were 53.0% and 55.1% for the first quarter of 2003 and 2002 respectively. The decrease in the 2003 gross margin was primarily due to unfavorable product mix, declining average selling prices and additional inventory reserves. The unfavorable mix resulted primarily from an increase in sales of daily disposable products at gross margins lower than other products.

Selling and Marketing Expenses

     Sales and marketing expenses were $15.3 million in the first quarter of 2003, an increase of 51.2% from the first quarter of 2002. As a percentage of net sales, selling and marketing expenses were 21.7% and 16.7% in the first quarter of 2003 and 2002, respectively. The increase in sales and marketing expenses were due primarily to the additional sales expenses in Japan as a result of the Seiko acquisition and increases in expenditures related to new product launches and promotional programs, primarily in the U.S.

General and Administrative Expenses

     General and administrative expenses were $11.9 million in the first quarter of 2003, an increase of 18.8% from the first quarter of 2002. As a percentage of net sales, general and administrative expenses were 16.9% and 16.5% for the first quarter of 2003 and 2002, respectively. The increase in general and administrative expenses in the first quarter of 2003 was primarily due to increased distribution costs as a result of higher sales.

Research and Development Expenses

     Research and development expenses were $1.7 million, an increase of 68.6% from the first quarter of 2002. As a percentage of net sales, research and development expenses were 2.4% and 1.7% in the first quarter of 2003 and 2002, respectively. The increase in research and development expense in the first quarter of 2003 was primarily due to the timing of new product development projects.

Restructuring and Related Expenses

     During the fourth quarter of 2002, we accelerated the implementation of our second-generation manufacturing process throughout our high volume product lines. Given the lower labor and space requirements of these processes, we will consolidate our manufacturing operations into a smaller total plant structure. The initiative will allow us to meet volume production goals in substantially less space with lower manufacturing overhead. We believe that this initiative will result in an annual cost savings of $40.0 million by 2005. We expect the initiative to be completed by 2004 and cost a total of approximately $50.0 million, $24.7 million of which is non-cash.

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

     During the first quarter of 2003, we recorded expenses associated with the manufacturing restructuring of approximately $1.2 million. Of the $1.2 million, approximately $0.9 million related to severance and other salary related and benefit costs, and $0.3 million related to miscellaneous costs.

Interest and Other Income, Net

     Interest and other income were nominal for the first quarter of 2003 and 2002, respectively. Interest and other income primarily consist of foreign exchange gains and losses and net interest expense. These items were essentially flat on a comparative basis.

Provision for Income Taxes

     Income taxes were $1.4 million and $2.2 million for the first quarter of 2003 and 2002, respectively. Our effective tax rates were 19.5% and 18.0% for the first quarter of 2003 and 2002, respectively. We anticipate that our 2003 effective tax rate, excluding the effects of restructuring and related expenses, will be 19.5%.

Liquidity and Capital Resources

     Our capital requirements have generally been funded from operations, cash and investments on hand, and debt borrowings. Our cash and cash equivalents, which totaled $13.2 million at March 31, 2003, are invested in a diversified portfolio of financial instruments, including money market instruments and government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

Sources and Uses of Cash

     Cash and cash equivalents at March 31, 2003 of $13.2 million increased $1.8 million from a December 31, 2002 balance of $11.4 million. Working capital increased to $106.9 million in March 31, 2003 from $104.7 million in December 31, 2002.

     The increase in cash and cash equivalents in the first quarter of 2003 was primarily due to cash flow from operations, primarily net income adjusted for non-cash depreciation and amortization ($12.0 million). In addition to our cash flow from operating activities of $11.5 million, we used $4.1 million on financing activities, mostly to pay down our short-term borrowings. Approximately $6.2 million of cash was spent on capital expenditures.

     The following table summarizes our contractual cash obligations as of March 31, 2003 (in thousands):

	Long-term	Operating
	Debt	Leases

Year Ending December 31,
2003*	$317	$5,585
2004	435	6,119
2005	24,369	5,343
2006	360	3,439
2007	375	3,319
Thereafter	1,196	7,894

	$27,052	$31,699

     *Represents commitments for the remaining nine months of 2003

     On April 16, 2002, we completed a new $50.0 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank’s prime rate or 1.00% to 1.50% above the eurodollar rate depending on our ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans not to exceed $40.0 million at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios. As of March 31, 2003, there were $24.0 million of revolving loans outstanding under this credit agreement and the interest rate was 2.30% and 3.75% on loan balances of $22 million and $2 million, respectively. This revolving loan is included in long-term liabilities in the accompanying balance sheet as of March 31, 2003 based on our ability and intent to defer payment beyond March 31, 2004. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of our Barbados and Canadian subsidiaries. As of March 31, 2003, we were in compliance with our covenants.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

     We have debt outstanding, which is carried at cost, with an interest rate referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. As of March 31, 2003, we had $24.0 million in revolving loans outstanding under our new credit agreement. See terms of loan agreement in “Liquidity and Capital Resources” section in Item 2. Holding debt levels constant, a one-percentage point increase in interest rates would decrease earnings and cash flows for variable rate debt by approximately $240,000 in the year ended December 31, 2003.

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

     Unless otherwise noted above, there has been no additional material change in our assessment of our sensitivity to market risk from the information set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     None.

     (b)  Reports on Form 8-K

     On May 8, 2003, we filed a Current Report on Form 8-K regarding the press release issued on the same day, announcing our earnings for the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR SCIENCES, INC.
(Registrant)

Date: May 14, 2003	/s/ Sidney B. Landman

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

Date: May14, 2003

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

Date: May 14, 2003

/s/ Sidney B. Landman

Sidney B. Landman Chief Financial Officer