Form 10-Q
period 2003-06-30
OCULAR SCIENCES INC /DE/
filed 2003-08-14
CIK 882484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO ☐.

As of July 28, 2003, there were outstanding 23,833,186 shares of the registrant’s Common Stock, par value $0.001 per share.

OCULAR SCIENCES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

OCULAR SCIENCES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2003	2002*

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,889	$11,414
Accounts receivable, less allowance for sales returns and doubtful accounts of $4,341 and $3,818 for 2003 and 2002, respectively	53,482	56,416
Inventories	79,285	74,515
Prepaid expenses and other current assets	27,960	28,572

Total Current Assets	178,616	170,917
Property and equipment, net	124,506	119,941
Intangible assets, net	56,953	55,815
Loans to officers and employees	772	956
Other assets	4,227	4,460

Total assets	$365,074	$352,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$10,383	$10,009
Accrued liabilities	61,468	55,838
Current portion of long-term debt	389	420

Total current liabilities	72,240	66,267
Deferred income taxes	4,317	4,200
Other liabilities	2,008	942
Long-term debt, less current portion	21,080	30,730

Total liabilities	99,645	102,139

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 23,830,586 and 23,811,638 shares issued and outstanding for 2003 and 2002, respectively	24	24
Additional paid-in capital	91,567	91,632
Retained earnings	165,960	155,837
Accumulated other comprehensive income	7,878	2,457

Total stockholders’ equity	265,429	249,950

Total liabilities and stockholders’ equity	$365,074	$352,089

•	The consolidated balance sheet at December 31, 2002 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
Condensed Consolidated Statements of Income — (unaudited)
(In thousands, except share and per share data)

	Three Months ended		Six Months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$76,117	$65,677	$146,808	$126,488
Cost of sales	36,278	29,137	69,492	56,467

Gross profit	39,839	36,540	77,316	70,021
Selling and marketing expense	21,108	18,545	41,481	32,098
General and administrative expense	7,494	6,330	14,370	12,946
Research and development expense	1,432	1,346	3,148	2,364
Restructuring and related expenses	3,807	—	4,993	—

Income from operations	5,998	10,319	13,324	22,613
Interest expense	(126)	(272)	(318)	(613)
Interest income	83	258	154	284
Other income	561	763	707	1,093

Income before income taxes	6,516	11,068	13,867	23,377
Income taxes	(2,311)	(1,992)	(3,744)	(4,208)

Net Income	$4,205	$9,076	$10,123	$19,169

Net income per share data:
Net income per share (basic)	$0.18	$0.38	0.43	$0.81
Net income per share (diluted)	$0.17	$0.37	0.42	$0.78
Weighted average common shares outstanding	23,821,160	23,602,259	23,816,549	23,550,901
Weighted average dilutive potential common shares under the treasury stock method	313,214	1,017,594	197,879	984,013

Total weighted average common and dilutive potential common shares outstanding	24,134,374	24,619,853	24,014,428	24,534,914

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows — (unaudited)
(In thousands)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities
Net income	$10,123	$19,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,592	10,151
Amortization of loans to officers	184	198
Income tax benefits from stock options exercised	10	658
Provision for sales returns and doubtful accounts	523	(106)
Exchange gain	(617)	(1,189)
Deferred income taxes	117	901
Changes in operating assets and liabilities:
Accounts receivable	2,411	(9,564)
Inventories	(4,770)	(8,734)
Prepaid expenses, other current and non-current assets	845	2,759
Accounts payable	374	(2,267)
Accrued and other liabilities	6,205	4,600

Net cash provided by operating activities	27,997	16,576

Cash flows from investing activities:
Purchases of property and equipment	(13,503)	(20,640)
Other	—	(79)

Net cash used in investing activities	(13,503)	(20,719)

Cash flows from financing activities
Proceeds from issuance of debt	32,000	39,000
Repayment of short-term and long-term debt	(41,681)	(26,461)
Proceeds from issuance of common stock	414	3,236

Net cash (used in) provided by financing activities	(9,267)	15,775

Effect of exchange rate changes on cash and cash equivalents	1,248	(652)
Net increase in cash and cash equivalents	6,475	10,980
Cash and cash equivalents at the beginning of year	11,414	7,789

Cash and cash equivalents at the end of period	$17,889	$18,769

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$346	$496
Taxes	$2,446	$4,890

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended December 31, 2002 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the company’s financial condition as of June 30, 2003, the results of the company’s operations for the three and six-month periods ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002, including notes thereto, included in the company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the six-months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Certain prior year amounts have been changed to conform to current year presentation.

All amounts, unless otherwise indicated are in U.S. dollars.

Note 2 — New Accounting Standards

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” in June 2002. SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability be adjusted for changes in estimated cash flows. The company adopted SFAS No. 146 effective January 1, 2003 on a prospective basis.

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

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has adopted SFAS No. 148 effective January 1, 2003 and the company has made the disclosure requirements under Critical Accounting Policies of the “Management discussion and analysis of financial conditions and results of operations” section of this Form 10-Q.

     In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not expect adoption of SFAS No. 149 to have a material impact on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The company does not expect adoption of SFAS No. 150 to have a material impact on its consolidated financial statements.

Note 3 — Balance Sheet Items

     Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$8,142	$6,339
Work in process	2,891	2,376
Finished goods	68,252	65,800

	$79,285	$74,515

     Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002

Refundable income taxes	$16,461	$16,131
Deferred income taxes	2,679	2,679
Value added taxes receivable	3,258	3,079
Prepaid insurance	1,714	1,709
Other prepaid expenses	2,530	2,567
Other current assets	1,318	2,407

	$27,960	$28,572

     Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002

Accrued expenses	$25,215	$19,419
Restructuring and acquisition accruals	16,003	17,287
Accrued cooperative merchandising allowances	9,708	9,896
Income taxes payable	10,542	9,236

	$61,468	$55,838

     Other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002

Restructuring accruals	$1,010	$—
Other miscellaneous accruals	998	942

	$2,008	$942

Note 4 — Comprehensive Income

Comprehensive income consisted of (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net Income	$4,205	$9,076	$10,123	$19,169
Foreign Currency Translation Adjustment	5,307	905	5,421	(688)

Comprehensive Income	$9,512	$9,981	$15,544	$18,481

Note 5 — Goodwill and Other Intangible Assets

     Goodwill and other intangible assets (gross) consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002

Goodwill	$41,840	$39,814
Intangible assets subject to amortization	22,505	22,150
Intangible assets not subject to amortization	3,630	3,630

	$67,975	$65,594

     Accumulated amortization consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002

Goodwill	$2,104	$2,067
Intangible assets subject to amortization	8,443	7,237
Intangible assets not subject to amortization	475	475

	$11,022	$9,779

     Goodwill and other intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	June 30,	December 31,
	2003	2002

Goodwill	$39,736	$37,747
Intangible assets subject to amortization	14,062	14,913
Intangible assets not subject to amortization	3,155	3,155

	$56,953	$55,815

The total weighted average amortization period of intangible assets subject to amortization is approximately 11 years.

     Intangible assets subject to amortization consist primarily of marketing rights, patents, customer lists, core technology and trade names. Amortization expense for intangible assets subject to amortization amounted to approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2003, respectively and approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2002, respectively.

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

     Options to purchase 2,631,391 and 2,863,431 shares of the company’s common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the company’s common stock of $17.22 and $15.47 per share for the three and six-months ended June 30, 2003 respectively. Options to purchase 126,300 and 212,700 shares of the company’s common stock for the three and six months ended June 30, 2002, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $27.55 and $26.85 per share, respectively.

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

	Accrual as of				Accrual as of
	December 31,		Adjustment	Translation	June 30,
	2002	Payments	to Goodwill	Adjustments	2003

Severance costs	$4,555	$(892)	$(254)	$331	$3,740
Facility costs	783	(129)	—	63	717
Equipment and dismantling costs	278	—	—	27	305
Miscellaneous costs	102	(82)	—	2	22

Total	$5,718	$(1,103)	$(254)	$423	$4,784

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

	Accrual as of		Translation	Accrual	Accrual as of
	December 31, 2002	Payments	Adjustments	Adjustment	June 30, 2003

Severance costs	$46	$(88)	$—	$51	$9
Facility and other exit costs	1,906	(119)	(13)	18	1,792

Total	$1,952	$(207)	$(13)	$69	$1,801

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

     The company recorded additional charges of approximately $3.8 million and $5.0 million during the three and six-months ended June 30, 2003, respectively. Of the $3.8 million charged during the three months ended June 30, 2003, approximately $2.8 million related to severance and other salary related and benefit costs, and $1.0 million related to other miscellaneous costs. Of the $5.0 million charged during the six months ended June 30, 2003, approximately $3.7 million related to severance and other salary related and benefit costs, and $1.3 million related to other miscellaneous costs.

     Of the $39.5 million of restructuring charges incurred since the inception of the restructuring initiative, $4.6 million of cash has been spent.

     For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned property and equipment, the impairment loss recognized was based on the estimated fair value of the equipment.

     The following table summarizes the restructuring and related expense accrual activity from the initiation of the company’s activities (in thousands):

		Lease
	Severance and	Payment of
	Benefits	Facilities	Other	Total

Balance of accrual at December 31, 2002	$4,720	$4,397	$500	$9,617
Additions	2,974	—	—	2,974
Payments	(2,063)	(68)	(276)	(2,407)
Translation Adjustment	129	111	4	244

Balance of accrual at June 30, 2003	$5,760	$4,440	$228	$10,428

Note 9 — Credit Facility

     On April 16, 2002, the company completed a new $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank’s prime rate or 1.00% to 1.50% above the eurodollar rate depending on its ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans not to exceed $40 million at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, require the company to maintain certain financial ratios. As of June 30, 2003, there was $18.5 million of revolving loans outstanding under this credit agreement and the interest rate was 2.23%. This revolving loan is included in long-term liabilities in the accompanying balance sheet as of June 30, 2003 based on the company’s ability and intent to defer payment beyond June 30, 2004. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of its Barbados and Canadian subsidiaries. As of June 30, 2003, the company was in compliance with its covenants.

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

     In January 2002, SFAS No. 142 became effective and as a result, we have ceased to amortize goodwill and assembled workforce beginning January 1, 2002. As of June 30, 2003, unamortized goodwill and assembled workforce was approximately $43 million. In lieu of amortization, we were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. We completed the first step of SFAS No. 142 transitional goodwill impairment test and determined that as of January 1, 2002 our goodwill had not been impaired. During the fourth quarter of 2002, we performed our annual impairment test and concluded that there is no impairment of our goodwill. In the future, we will perform the annual impairment test required by SFAS No. 142 in the fourth quarter of each year. We cannot assure you that a material impairment charge will not be recorded in the future.

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

     The following table illustrates, pursuant to SFAS No. 123, as amended by SFAS No. 148, the effect on net income and related net income per share for the three and six months ended June 30, 2003 and 2002, had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123:

	Three Months ended		Six Months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Income:
As reported	$4,205	$9,076	$10,123	$19,169
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	699	611	1,372	2,109

Pro forma	$3,506	$8,465	$8,751	$17,060

Net Income per common share (basic):
As reported	$0.18	$0.38	$0.43	$0.81
Pro forma	0.15	0.36	0.37	0.72
Net Income per common share (diluted):
As reported	$0.17	$0.37	$0.42	$0.78
Pro forma	0.15	0.34	0.36	0.70

New Accounting Pronouncements Adopted

     See Note 2 to Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

Results of Operations

     The following table summarizes certain items on the consolidated statements of income as a percentage of sales:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.7%	44.4%	47.3%	44.6%

Gross profit	52.3%	55.6%	52.7%	55.4%
Selling and marketing expense	27.7%	28.2%	28.3%	25.4%
General and administrative expense	9.8%	9.6%	9.8%	10.2%
Research and development expense	1.9%	2.0%	2.1%	1.9%
Restructuring and related expenses	5.0%	0.0%	3.4%	0.0%

Income from operations	7.9%	15.7%	9.1%	17.9%
Interest and other income, net	0.7%	1.1%	0.4%	0.6%

Income before income taxes	8.6%	16.9%	9.4%	18.5%
Income taxes	-3.0%	-3.0%	-2.6%	-3.3%

Net Income	5.5%	13.8%	6.9%	15.2%

Net Sales

     Net sales were $76.1 million and $146.8 million for the three and six months ended June 30, 2003 compared to $65.7 million and $126.5 million for the corresponding periods in 2002. This represents increases of 15.9% and 16.1%, respectively for the three and six months ended June 30, 2003 from the corresponding periods of 2002. The increases were primarily due to our continued growth in the international markets.

     U.S. sales were $33.5 million and $65.7 million for the three and six months ended June 30, 2003 compared to $32.3 million and $65.5 million for the corresponding periods in 2002. This represents increases of 3.7% and 0.3%, respectively for the three and six months ended June 30, 2003 from the corresponding periods of 2002. The net increases were primarily due to the continued growth of our disposable Torics sales in the U.S. market offset by declines in certain other product lines.

     International sales were $42.6 million and $81.1 million for the three and six months ended June 30, 2003 compared to $33.4 million and $61.0 million for the corresponding periods in 2002. This represents increases of 27.7% and 33.0%, respectively for the three and six months ended June 30, 2003 from the corresponding periods of 2002. Excluding the effects of favorable foreign currency exchange, our international growth was 13.3% and 17.7% for the three and six months ended June 30, 2003 over the corresponding periods of 2002. The increase for the three months ended June 30, 2003 was primarily due to the strong growth in the European and Japanese markets. In addition, the increase during the six months ended June 30, 2003 compared to the corresponding period of 2002, was partly due to the Seiko acquisition in April 2002.

Gross Profit

     Gross margins were $39.8 million and $77.3 million for the three and six months ended June 30, 2003 compared to $36.5 million and $70.0 million for the corresponding periods in 2002. Gross margins, as a percentage of net sales, were 52.3% and 52.7% for the three and six months ended June 30, 2003 compared to 55.6% and 55.4% for the corresponding periods in 2002. The decreases in gross margins, as a percentage of sales, for the three and six months ended June 30, 2003 reflect the strength of our international sales, which typically generate lower gross margins than domestic sales. Our margins during the three months ended June 30, 2003 were further affected by the adverse effect of charges associated with excess inventories that impacted gross margins by 170 basis points or $1.3 million.

Selling and Marketing Expenses

     Selling and marketing expenses were $21.1 million and $41.5 million for the three and six months ended June 30, 2003 compared to $18.5 million and $32.1 million for the corresponding periods in 2002. This represents increases of 13.8% and 29.2%, respectively for the three and six months ended June 30, 2003 from the corresponding periods of 2002. As a percentage of net sales, selling and marketing expenses were 27.7% and 28.3% for the three and six months ended June 30, 2003 compared to 28.2% and 25.4% for the corresponding periods in 2002. The increase in absolute dollars, for the three months ended June 30, 2003 was primarily due to increased distribution costs as a result of higher sales and increases in expenditures related to new product launches and promotional programs, primarily in the U.S. The increase in absolute dollars, for the six months ended June 30, 2003 was also due to the additional sales expense in Japan as a result of the Seiko acquisition. As a percentage of sales, selling and marketing expenses for the six months ended June 30, 2003 increased compared to same period in 2002 primarily due to new product launches and promotional programs.

General and Administrative Expenses

     General and Administrative expenses were $7.5 million and $14.4 million for the three and six months ended June 30, 2003 compared to $6.3 million and $12.9 million for the corresponding periods in 2002. This represents increases of 18.4% and 11.0%, respectively for the three and six months ended June 30, 2003 from the corresponding periods of 2002. As a percentage of net sales, general and administrative expenses were 9.8% for each of the three and six months ended June 30, 2003 compared to 9.6% and 10.2% for the corresponding periods in 2002.

Research and Development Expenses

     Research and development expenses were $1.4 million and $3.1 million for the three and six months ended June 30, 2003 compared to $1.3 million and $2.4 million for the corresponding periods in 2002. This represents increases of 6.4% and 33.2%, respectively for the three and six months ended June 30, 2003 from the corresponding periods of 2002. As a percentage of net sales, research and development expenses were 1.9% and 2.1% for the three and six months ended June 30, 2003 compared to 2.0% and 1.9% for the corresponding periods in 2002.

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

     As a result of this initiative, we recorded a restructuring charge of approximately $34.5 million in the fourth quarter of 2002. Of the $34.5 million, approximately $24.7 million related to impairment of property and equipment, $4.7 million related to employee severance and benefit costs, $4.4 million related to leased facilities that will be abandoned within one year and the remaining $0.7 million relates to miscellaneous costs, such as professional fees related to the initiative.

     We recorded additional charges of approximately $3.8 million and $5.0 million during the three and six-months ended June 30, 2003. Of the $3.8 million charged during the three month period ended June 30, 2003, approximately $2.8 million related to severance and other salary related and benefit costs, and $1.0 million related to other miscellaneous costs. Of the $5.0 million charged during the six month period ended June 30, 2003, approximately $3.7 million related to severance and other salary related and benefit costs, and $1.3 million related to other miscellaneous costs.

     Of the $39.5 million of restructuring charges incurred since the inception of the restructuring initiative, $4.6 million of cash has been spent.

     For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned property and equipment, the impairment loss recognized was based on the estimated fair value of the equipment.

Other Income

     Other income primarily consists primarily of net foreign exchange gains and losses.

Provision for Income Taxes

     Income taxes were $2.3 million and $3.7 million for the three and six months ended June 30, 2003 compared to $2.0 million and $4.2 million for the corresponding periods in 2002. Our effective tax rates were 35.5% and 27.0% for the three and six-months ended

June 30, 2003 compared to 18.0% for the corresponding periods in 2002, respectively. The effective rate in 2003 is higher than 2002 as a result of incurring restructuring and other charges in lower tax jurisdictions. Without such charges, our tax rate would have been 19.5% in 2003.

Liquidity and Capital Resources

     Our capital requirements have generally been funded from operations, cash and investments on hand, and debt borrowings. Our cash and cash equivalents, are invested in a diversified portfolio of financial instruments, including money market instruments and government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited. Investments are generally not collateralized and primarily mature within three years.

Sources and Uses of Cash

     Cash and cash equivalents at June 30, 2003 of $17.9 million increased $6.5 million from a December 31, 2002 balance of $11.4 million. Working capital increased to $106.4 million in June 30, 2003 from $104.7 million in December 31, 2002.

     The increase in cash and cash equivalents in the first six months of 2003 was primarily due to cash flow from operations of $28.0 million primarily net income adjusted for non-cash depreciation and amortization ($22.9 million). We used $9.3 million on financing activities, mostly to pay down our short-term and long-term borrowings. Approximately $13.5 million of cash was spent on capital expenditures.

     The following table summarizes our contractual cash obligations as of June 30, 2003 (in thousands):

	Long-term	Operating
	Debt	Leases

Year Ending December 31,
2003*	$266	$3,398
2004	413	6,241
2005	18,846	5,465
2006	360	3,469
2007	375	3,360
Thereafter	1,209	8,323

	$21,469	$30,256

*Represents commitments for the remaining six months of 2003

     On April 16, 2002, we completed a new $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank’s prime rate or 1.00% to 1.50% above the eurodollar rate depending on our ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans not to exceed $40 million at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios. As of June 30, 2003, there was $18.5 million of revolving loans outstanding under this credit agreement and the interest rate was 2.23%. This revolving loan is included in long-term liabilities in the accompanying balance sheet as of June 30, 2003 based on our ability and intent to defer payment beyond June 30, 2004. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of our Barbados and Canadian subsidiaries. As of June 30, 2003, we were in compliance with our covenants.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

     We have debt outstanding, which is carried at cost, with an interest rate referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. As of June 30, 2003, we had $18.5 million in revolving loans outstanding under our credit agreement. See terms of loan agreement in “Liquidity and Capital Resource” section in Item 2. Holding debt levels constant, a one-percentage point increase in interest rates would decrease income before income taxes and cash flows for variable rate debt by approximately $185,000 in the year ended December 31, 2003.

     We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables and payables, forecasted sales transactions, and net investments in certain foreign operations. We have not normally engaged in foreign currency hedging activities. We continue to evaluate the potential use of such activities.

     Unless otherwise noted above, there has been no additional material change in our assessment of our sensitivity to market risk from the information set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

     On November 6, 2002, CIBA Vision Corporation and its subsidiary, Wesley Jessen Corporation (“Wesley Jessen”) filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging that our color contact lenses infringe patents owned by Wesley Jessen. The complaint seeks an award of damages, including unspecified punitive damages, attorney’s fees and costs and an injunction preventing the alleged infringement. We have filed an answer to the complaint and are in the discovery phase. We believe the lawsuit is without merit and we intend to defend this action vigorously.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on May 1, 2003. Three matters were voted upon. A description of each matter and a tabulation of votes are as follows:

1.	To elect seven (7) directors, each to serve until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal.

     The stockholders’ votes with respect to the election of directors were as follows:

	Votes

		Abstained
		or		Broker
	For	Withheld	Against	Non-Votes

John D. Fruth	21,128,499	778,728	—	—
Edgar J. Cummins	20,968,741	938,486	—	—
Stephen J. Fanning	21,128,499	778,728	—	—
Terence M. Fruth	21,128,499	778,728	—	—
William R. Grant	21,227,839	679,388	—	—
Terrance H. Gregg	21,227,839	679,388	—	—
Francis R. Tunney, Jr.	21,227,839	679,388	—	—

2.	To ratify the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003.

     The stockholders’ votes with respect to the selection of KPMG LLP as our independent auditors were as follows:

Votes

	Abstained
	or		Broker
For	Withheld	Against	Non-Votes

21,573,057	3,780	350,390	—

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.3	Employment Agreement dated May 19, 2003 between Steve Neil and the Company.

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated August 14, 2003

32.1	18 U.S.C § 1350 Certifications dated August 14, 2003. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C § 1350, and are not being filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

     (b)  Reports on Form 8-K

     On May 8, 2003, we filed a Current Report on Form 8-K regarding the press release issued on the same day, announcing the company’s earnings for the quarter ended March 31, 2003.

     On July 30, 2003, we filed a Current Report on Form 8-K regarding the press release issued on the same day, announcing the company’s earnings for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR SCIENCES, INC. (Registrant)

Date: August 14, 2003	/s/ Steve Neil Steve Neil Executive Vice-President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

10.3	Employment Agreement dated May 19, 2003 between Steve Neil and the Company.

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated August 14, 2003

32.1	18 U.S.C § 1350 Certifications dated August 14, 2003. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C § 1350, and are not being filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.