Form 10-Q
period 2003-09-30
OCULAR SCIENCES INC /DE/
filed 2003-11-13
CIK 882484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________________ to ______________________

Commission File No. 0-22623

OCULAR SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2985696 (I.R.S. Employer Identification No.)

1855 Gateway Boulevard, Suite 700	94520
Concord, California (Address of principal executive offices)	(Zip Code)

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

As of October 23, 2003, there were outstanding 24,012,662 shares of the registrant’s Common Stock, par value $0.001 per share.

OCULAR SCIENCES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

OCULAR SCIENCES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2003	2002*

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$37,021	$11,414
Accounts receivable, less allowance for sales returns and doubtful accounts of $4,270 and $3,818 for 2003 and 2002, respectively	54,119	56,416
Inventories	73,020	74,515
Prepaid expenses and other current assets	27,282	28,572

Total current assets	191,442	170,917
Property and equipment, net	123,791	119,941
Intangible assets, net	57,723	55,815
Loans to officers and employees	679	956
Other assets	4,461	4,460

Total assets	$378,096	$352,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,796	$10,009
Accrued liabilities	62,373	55,838
Current portion of long-term debt	396	420

Total current liabilities	71,565	66,267
Deferred income taxes	4,342	4,200
Other liabilities	2,080	942
Long-term debt, less current portion	19,978	30,730

Total liabilities	97,965	102,139

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 23,992,662 and 23,811,638 shares issued and outstanding for 2003 and 2002, respectively	24	24
Additional paid-in capital	93,912	91,632
Retained earnings	175,220	155,837
Accumulated other comprehensive income	10,975	2,457

Total stockholders’ equity	280,131	249,950

Total liabilities and stockholders’ equity	$378,096	$352,089

•	The consolidated balance sheet at December 31, 2002 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
Condensed Consolidated Statements of Income — (unaudited)
(In thousands, except share and per share data)

	Three Months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$82,587	$72,221	$229,395	$198,709
Cost of sales	37,825	31,658	107,317	88,125

Gross profit	44,762	40,563	122,078	110,584
Selling and marketing expenses	21,383	19,890	62,864	51,988
General and administrative expenses	7,266	6,042	21,636	18,988
Research and development expenses	1,842	1,322	4,990	3,686
Restructuring and related expenses	2,440	—	7,433	—

Income from operations	11,831	13,309	25,155	35,922
Interest expense	(239)	(8)	(557)	(621)
Interest income	208	43	362	327
Other income	884	772	1,591	1,865

Income before income taxes	12,684	14,116	26,551	37,493
Income taxes	(3,424)	(2,353)	(7,168)	(6,561)

Net income	$9,260	$11,763	$19,383	$30,932

Net income per share data:
Net income per share (basic)	$0.39	$0.50	$0.81	$1.31
Net income per share (diluted)	$0.38	$0.48	$0.80	$1.26
Weighted average common shares outstanding	23,891,129	23,700,815	23,841,682	23,601,421
Weighted average dilutive potential common shares under the treasury stock method	558,019	734,882	301,108	897,129

Total weighted average common and dilutive potential common shares outstanding	24,449,148	24,435,697	24,142,790	24,498,550

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
Condensed Consolidated Statements of Cash Flows — (unaudited)
(In thousands)

	Nine months ended September 30,

	2003	2002

Cash flows from operating activities
Net income	$19,383	$30,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,816	14,736
Amortization of loans to officers	276	290
Income tax benefits from stock options exercised	112	810
Provision for sales returns and doubtful accounts	452	233
Exchange gain	(1,223)	(2,043)
Deferred income taxes	142	1,024
Changes in operating assets and liabilities:
Accounts receivable	1,845	(16,473)
Inventories	1,495	(12,394)
Prepaid expenses, other current and non-current assets	1,290	5,042
Accounts payable	(1,213)	(4,591)
Accrued and other liabilities	7,176	1,364

Net cash provided by operating activities	48,551	18,930

Cash flows from investing activities:
Purchases of property and equipment	(18,987)	(25,634)
Payment for acquisition, net of cash acquired	—	(10,294)
Other	—	15

Net cash used in investing activities	(18,987)	(35,913)

Cash flows from financing activities
Proceeds from issuance of debt	57,000	61,296
Repayment of short-term and long-term debt	(67,776)	(43,431)
Proceeds from issuance of common stock	2,667	4,420

Net cash (used in) provided by financing activities	(8,109)	22,285

Effect of exchange rate changes on cash and cash equivalents	4,152	(1,553)

Net increase in cash and cash equivalents	25,607	3,749
Cash and cash equivalents at the beginning of year	11,414	7,789

Cash and cash equivalents at the end of period	$37,021	$11,538

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$625	$455
Taxes	$5,173	$8,790
Non-cash investing and financing activities:
Accounts receivable exchanged in the acquisition of Seiko	—	$11,215

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements at and for the year ended December 31, 2002 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the company’s financial condition as of September 30, 2003, the results of the company’s operations for the three and nine-month periods ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. These unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements as of December 31, 2002 and 2001 and for each of the three years ended December 31, 2002, including notes thereto, included in the company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after September 30, 2003, with certain exceptions, and for hedging relationships designated after September 30, 2003. The Company does not expect adoption of SFAS No. 149 to have a material impact on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The company adopted SFAS No. 150 effective July 1, 2003. The statement has not had a material impact on the company’s consolidated financial statements.

Note 3 — Balance Sheet Items

     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$7,886	$6,339
Work in process	3,138	2,376
Finished goods	61,996	65,800

	$73,020	$74,515

     Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Refundable income taxes	$16,643	$16,131
Deferred income taxes	2,679	2,679
Value added taxes receivable	2,364	3,079
Prepaid insurance	1,144	1,709
Other prepaid expenses	2,547	2,567
Other current assets	1,905	2,407

	$27,282	$28,572

     Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Accrued expenses and interest	$26,554	$19,419
Restructuring and acquisition accruals	15,649	17,287
Accrued cooperative merchandising allowances	8,800	9,896
Income taxes payable	11,370	9,236

	$62,373	$55,838

Other long-term liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Restructuring accruals	$1,561	$—
Other miscellaneous accruals	519	942

	$2,080	$942

Note 4 — Comprehensive Income

Comprehensive income consisted of (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Income	$9,260	$11,763	$19,383	$30,932
Foreign Currency Translation Adjustment*	3,097	2,162	8,518	1,474

Comprehensive Income	$12,357	$13,925	$27,901	$32,406

     *     net of taxes

Note 5 — Goodwill and Other Intangible Assets

Goodwill and other intangible assets (gross) consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Goodwill	$42,768	$39,814
Intangible assets subject to amortization	22,968	22,150
Intangible assets not subject to amortization	3,630	3,630

	$69,366	$65,594

     Accumulated amortization consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Goodwill	$2,107	$2,067
Intangible assets subject to amortization	9,061	7,237
Intangible assets not subject to amortization	475	475

	$11,643	$9,779

     Goodwill and other intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	September 30,	December 31,
	2003	2002

Goodwill	$40,661	$37,747
Intangible assets subject to amortization	13,907	14,913
Intangible assets not subject to amortization	3,155	3,155

	$57,723	$55,815

The total weighted average amortization period of intangible assets subject to amortization is approximately 11 years.

     Intangible assets subject to amortization consist primarily of marketing rights, patents, customer lists, core technology and trade names. Amortization expense for intangible assets subject to amortization amounted to approximately $0.5 million and $1.6 million for the three and nine months ended September 30, 2003, respectively and approximately $0.6 million and $1.4 million for the three and nine months ended September 30, 2002, respectively.

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

     Options to purchase 1,294,755 and 2,304,680 shares of the company’s common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the company’s common stock of $21.38 and $17.48 per share for the three and nine months ended September 30, 2003 respectively. Options to purchase 971,720 and 813,270 shares of the company’s common stock for the three and nine months ended September 30, 2002, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock of $24.05 and $25.89 per share, respectively.

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

	Accrual as of				Accrual as of
	December 31,		Adjustment	Translation	September 30,
	2002	Payments	to Goodwill	Adjustments	2003

Severance costs	$4,555	$(1,115)	$(254)	$354	$3,540
Facility costs	783	(184)	—	67	666
Equipment and dismantling costs	278	—	—	31	309
Miscellaneous costs	102	(83)	—	2	21

Total	$5,718	$(1,382)	$(254)	$454	$4,536

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

					Accrual as of
	Accrual as of		Translation	Accrual	September 30,
	December 31, 2002	Payments	Adjustments	Adjustment	2003

Severance costs	$46	$(97)	$—	$55	$—
Facility and other exit costs	1,906	(170)	119	19	1,874

Total	$1,952	$(267)	$119	$74	$1,874

     Management began formulating the plans to exit certain activities and facilities of the acquired Seiko operations at the time of the acquisition and expects to complete all actions under such plans by December 31, 2003.

Note 8 — Restructuring and related expenses

     During the fourth quarter of 2002, the company accelerated the implementation of its second-generation manufacturing process throughout its high volume product lines. Given the lower labor and space requirements of these processes, the company will consolidate its manufacturing operations into a smaller total plant structure. The initiative will allow the company to meet volume production goals in substantially less space with lower manufacturing overhead. The company believes that this initiative will result in an annual cost savings of $40 million beginning in 2005. The company expects the initiative to be completed by 2004. The company expects to incur total restructuring and related expenses of $50 - $55 million in connection with this initiative. Approximately $25 million of these expenses are expected to be non-cash.

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

     The company recorded additional charges of approximately $2.4 million and $7.4 million during the three and nine months ended September 30, 2003, respectively. Of the $2.4 million charged during the three months ended September 30, 2003, approximately $1.2 million related to severance and other salary related and benefit costs, and $1.2 million related to other costs. Of the $7.4 million charged during the nine months ended September 30, 2003, approximately $4.9 million related to severance and other salary related and benefit costs, and $2.5 million related to other costs.

     Of the $41.9 million of restructuring charges incurred since the inception of the restructuring initiative, $7.2 million of cash has been spent.

     For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned property and equipment, the impairment loss recognized was based on the estimated fair value of the equipment.

     The following table summarizes the restructuring and related expense accrual activity from the initiation of the company’s activities (in thousands):

	Severance/salary	Lease
	related and	Payment of
	Benefits costs	Facilities	Other	Total

Balance of accrual at December 31, 2002	$4,720	$4,397	$500	$9,617
Additions	4,887	—	2,546	7,433
Transfers	460	—	—	460
Payments	(3,996)	(203)	(2,793)	(6,992)
Translation Adjustment	147	130	6	282

Balance of accural at September 30, 2003	$6,218	$4,324	$258	$10,800

Note 9 — Credit Facility

     On April 16, 2002, the company completed a new $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank’s prime rate or 1.00% to 1.50% above the eurodollar rate depending on the company’s ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans (not to exceed $40 million) at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, require the company to maintain certain financial ratios. As of September 30, 2003, there was $17.5 million of revolving loans outstanding under this credit agreement and the interest rates were 2.12% and 3.5% on loan balances of $14.5 million and $3.0 million respectively. This revolving loan is included in long-term liabilities in the accompanying balance sheet as of September 30, 2003 based on the company’s ability and intent to defer payment beyond September 30, 2004. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of its Barbados and Canadian subsidiaries. As of September 30, 2003, the company was in compliance with its covenants.

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

Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and we may not be able to realize them. Factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include risks associated with the overall economic environment, the integration of the Essilor and Seiko Contactlens businesses, the impact of competitive products and pricing, product demand both domestically and overseas, market receptiveness to various product launches, higher than expected employee turnover, potential difficulties in implementing second generation manufacturing processes or in obtaining anticipated cost reductions, customer bad debts, currency fluctuations, other risks of doing business internationally and the other risks detailed in the sections entitled “Item 1, Business — Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2002, and from time to time our other reports filed with the Securities and Exchange Commission. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. Unless the context otherwise requires, the terms “we”, “us”, and “our” refer to Ocular Sciences, Inc. and its subsidiaries.

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

Revenue Recognition

     Revenue is recognized based on the terms of sale with the customer, generally upon product shipment. We have established programs that, under specified conditions, enable our customers to return product. We establish reserves for estimated returns and allowances at the time revenues are recognized. In addition, accruals for customer discounts and rebates are recorded when revenues are recognized. Amounts billed to customers in sale transactions related to shipping and handling are classified as revenue. The process of establishing reserves requires significant management judgment. In the event that actual results differ from these estimates or we adjust these estimates in future periods, our financial position and results of operations could be materially impacted.

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

     In January 2002, SFAS No. 142 became effective and as a result, we have ceased to amortize goodwill and assembled workforce beginning January 1, 2002. As of September 30, 2003, unamortized goodwill and assembled workforce was approximately $44 million. In lieu of amortization, we were required to perform an initial impairment review of goodwill in 2002 and an annual impairment review thereafter. We completed the first step of SFAS No. 142 transitional goodwill impairment test and determined that as of January 1, 2002 our goodwill had not been impaired. During the fourth quarter of 2002, we performed our annual impairment test and concluded that there is no impairment of our goodwill. In the future, we will perform the annual impairment test required by SFAS No. 142 in the fourth quarter of each year. We cannot assure you that a material impairment charge will not be recorded in the future.

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

     The following table illustrates, pursuant to SFAS No. 123, as amended by SFAS No. 148, the effect on net income and related net income per share for the three and nine months ended September 30, 2003 and 2002, had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123:

	Three Months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Income:
As reported	$9,260	$11,763	$19,383	$30,932
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	709	628	2,081	2,737

Pro forma	$8,551	$11,135	$17,302	$28,195

Net Income per common share (basic):
As reported	$0.39	$0.50	$0.81	$1.31
Pro forma	0.36	0.47	0.73	1.19
Net Income per common share (diluted):
As reported	$0.38	$0.48	$0.80	$1.26
Pro forma	0.35	0.46	0.72	1.15

New Accounting Pronouncements Adopted

     See Note 2 to Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

Results of Operations

     The following table summarizes certain items on the consolidated statements of income as a percentage of net sales:

	Three months ended		Nine Months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.8	43.8	46.8	44.3

Gross profit	54.2	56.2	53.2	55.7
Selling and marketing expense	25.9	27.5	27.4	26.2
General and administrative expense	8.8	8.4	9.4	9.6
Research and development expense	2.2	1.8	2.2	1.9
Restructuring and related expenses	3.0	—	3.2	—

Income from operations	14.3	18.4	11.0	18.1
Interest and other income, net	1.0	1.1	0.6	0.8

Income before income taxes	15.4	19.5	11.6	18.9
Income taxes	(4.1)	(3.3)	(3.1)	(3.3)

Net Income	11.2%	16.3%	8.4%	15.6%

Net Sales

     Net sales were $82.6 million and $229.4 million for the three and nine months ended September 30, 2003 compared to $72.2 million and $198.7 million for the corresponding periods in 2002. This represents increases of 14.4% and 15.4%, respectively for the three and nine months ended September 30, 2003 from the corresponding periods of 2002. The increases were primarily due to our continued growth in the international markets.

     U.S. sales were $35.6 million and $101.4 million for the three and nine months ended September 30, 2003 compared to $34.3 million and $99.9 million for the corresponding periods in 2002. This represents increases of 3.5% and 1.5%, respectively for the three and nine months ended September 30, 2003 from the corresponding periods of 2002. The net increases were primarily due to the continued growth in sales of our disposable Torics offset by declines in certain other product lines.

     International sales were $47.0 million and $128.0 million for the three and nine months ended September 30, 2003 compared to $37.9 million and $98.8 million for the corresponding periods in 2002. This represents increases of 24.2% and 29.5%, respectively for the three and nine months ended September 30, 2003 from the corresponding periods of 2002. Excluding the effects of favorable foreign currency exchange rates, our international growth was 16.7% and 17.3% for the three and nine months ended September 30, 2003 over the corresponding periods of 2002. The increase for the three months ended September 30, 2003 was primarily due to the strong growth in the European and Japanese markets. In addition, the increase during the nine months ended September 30, 2003 compared to the corresponding period of 2002, was partly due to the Seiko acquisition in April 2002.

Gross Profit

     Gross margins were $44.8 million and $122.1 million for the three and nine months ended September 30, 2003 compared to $40.6 million and $110.6 million for the corresponding periods in 2002. Gross margins, as a percentage of net sales, were 54.2% and 53.2% for the three and nine months ended September 30, 2003 compared to 56.2% and 55.7% for the corresponding periods in 2002. The decreases in gross margins, as a percentage of net sales, for the three and nine months ended September 30, 2003 reflect the strength of our international sales, which typically generate lower gross margins than domestic sales, as well as product mix and increases in inventory reserves.

Selling and Marketing Expenses

     Selling and marketing expenses were $21.4 million and $62.9 million for the three and nine months ended September 30, 2003 compared to $19.9 million and $52.0 million for the corresponding periods in 2002. This represents increases of 7.5% and 20.9%, respectively for the three and nine months ended September 30, 2003 from the corresponding periods of 2002. As a percentage of net sales, selling and marketing expenses were 25.9% and 27.4% for the three and nine months ended September 30, 2003 compared to 27.5% and 26.2% for the corresponding periods in 2002. The increase in absolute dollars, for the three months ended September 30, 2003 was primarily due to higher distribution costs due to increased sales. The increase in absolute dollars, for the nine months ended September 30, 2003 was due to higher distribution costs due to increased sales, increases in expenditures related to new product launches, promotional programs, primarily in the U.S and additional sales expense in Japan as a result of the Seiko acquisition. As a percentage of sales, selling and marketing expenses for the three months ended September 30, 2003 decreased due to our continued international growth. We incur lower selling and marketing expense as a percentage of net sales in the international market, particularly in Japan, than we do in the U.S. As a percentage of sales, selling and marketing expenses for the nine months ended September 30, 2003 increased compared to same period in 2002 primarily due to new product launches and promotional programs.

General and Administrative Expenses

     General and administrative expenses were $7.3 million and $21.6 million for the three and nine months ended September 30, 2003 compared to $6.0 million and $19.0 million for the corresponding periods in 2002. This represents increases of 20.3% and 13.9%, respectively for the three and nine months ended September 30, 2003 from the corresponding periods of 2002. As a percentage of net sales, general and administrative expenses were 8.8% and 9.4%, respectively for each of the three and nine months ended September 30, 2003 compared to 8.4% and 9.6% for the corresponding periods in 2002. The dollar increases are due to higher professional services expenses, including legal fees in 2003 as compared to 2002.

Research and Development Expenses

     Research and development expenses were $1.8 million and $5.0 million for the three and nine months ended September 30, 2003 compared to $1.3 million and $3.7 million for the corresponding periods in 2002. This represents increases of 39.3% and 35.4%, respectively for the three and nine months ended September 30, 2003 from the corresponding periods of 2002. As a percentage of net sales, research and development expenses were 2.2% for each of the three and nine months ended September 30, 2003 compared to 1.8% and 1.9% for the corresponding periods in 2002.

Restructuring and Related Expenses

     During the fourth quarter of 2002, we accelerated the implementation of our second-generation manufacturing process throughout our high volume product lines. Given the lower labor and space requirements of these processes, we will consolidate our manufacturing operations into a smaller total plant structure. The initiative will allow us to meet volume production goals in substantially less space with lower manufacturing overhead. We believe that this initiative will result in an annual cost savings of $40 million beginning in 2005. We expect the initiative to be completed by 2004. We expect to incur total restructuring and related expenses of $50 - $55 million in connection with this initiative. Approximately $25 million of these expenses are expected to be non-cash.

     As a result of this initiative, we recorded a restructuring charge of approximately $34.5 million in the fourth quarter of 2002. Of the $34.5 million, approximately $24.7 million related to impairment of property and equipment, $4.7 million related to employee severance and benefit costs, $4.4 million related to leased facilities that will be abandoned within one year and the remaining $0.7 million relates to costs, such as professional fees related to the initiative.

     We recorded additional charges of approximately $2.4 million and $7.4 million during the three and nine months ended September 30, 2003. Of the $2.4 million charged during the three month period ended September 30, 2003, approximately $1.2 million related to severance and other salary related and benefit costs, and $1.2 million related to other costs. Of the $7.4 million charged during the nine month period ended September 30, 2003, approximately $4.9 million related to severance and other salary related and benefit costs, and $2.5 million related to other miscellaneous costs.

     Of the $41.9 million of restructuring charges incurred since the inception of the restructuring initiative, $7.2 million of cash has been spent.

     For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned property and equipment, the impairment loss recognized was based on the estimated fair value of the equipment.

Other Income

     Other income primarily consists primarily of net foreign exchange gains and losses.

Provision for Income Taxes

     Income taxes were $3.4 million and $7.2 million for the three and nine months ended September 30, 2003 compared to $2.4 million and $6.6 million for the corresponding periods in 2002. Our effective tax rates were 27.0% for each of the three and nine months ended September 30, 2003 compared to 16.7% and 17.5% for the corresponding periods in 2002, respectively. The effective rate in 2003 is higher than 2002 as a result of incurring restructuring and other charges in lower tax jurisdictions. Without such charges, our tax rate would have been 19.5% in 2003.

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

Sources and Uses of Cash

     Cash and cash equivalents at September 30, 2003 of $37.0 million increased $25.6 million from a December 31, 2002 balance of $11.4 million. Working capital increased to $119.9 million in September 30, 2003 from $104.7 million in December 31, 2002.

     The increase in cash and cash equivalents in the first nine months of 2003 was primarily due to cash flow from operations of $48.6 million, primarily net income ($19.4 million) adjusted for non-cash depreciation and amortization ($18.8 million) and increases in accrued liabilities ($7.2 million). We used $8.1 million for financing activities, paying down our short-term and long-term borrowings by $10.8 million (offset by $2.7 million of proceeds from stock issuances). Approximately $19.0 million of cash was spent on capital expenditures.

     The following table summarizes our contractual cash obligations as of September 30, 2003 (in thousands):

	Long-term	Operating
	Debt	Leases

Year Ending December 31,
2003*	$220	$1,722
2004	387	6,476
2005	17,846	5,553
2006	360	3,486
2007	375	3,369
Thereafter	1,186	8,596

	$20,374	$29,202

*Represents commitments for the remaining three months of 2003

In addition to those described in the table above, our significant expected cash outflows through the remainder of 2003 include approximately $3 million in payments relating to restructuring initiative and approximately $4-7 million of expenditures on property and equipment.

     On April 16, 2002, we completed a new $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank’s prime rate or 1.00% to 1.50% above the eurodollar rate depending on our ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans (not to exceed $40 million) at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios. As of September 30, 2003, there was $17.5 million of revolving loans outstanding under this credit agreement and the interest rate were 2.12% and 3.5% on loan balances of $14.5 million and $3.0 million respectively. This revolving loan is included in long-term liabilities in the accompanying balance sheet as of September 30, 2003 based on our ability and intent to defer payment beyond September 30, 2004. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of our Barbados and Canadian subsidiaries. As of September 30, 2003, we were in compliance with our covenants.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

     We have debt outstanding, which is carried at cost, with an interest rate referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. As of September 30, 2003, we had $17.5 million in revolving loans outstanding under our credit agreement. See terms of loan agreement in “Liquidity and Capital Resource” section in Item 2. Holding debt levels constant, a one-percentage point increase in interest rates would decrease income before income taxes and cash flows for variable rate debt by approximately $175,000 in the year ending December 31, 2003.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated November 13, 2003

32.1	18 U.S.C § 1350 Certifications dated November 13, 2003. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C § 1350, and are not being filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

     (b)  Reports on Form 8-K

     On July 30, 2003, we filed a Current Report on Form 8-K regarding the press release issued on the same day, announcing the company’s earnings for the quarter ended June 30, 2003.

     On October 29, 2003, we filed a Current Report on Form 8-K regarding the press release issued on the same day, announcing the company’s earnings for the quarter ended September 30, 2003.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR SCIENCES, INC.
(Registrant)

Date: November 13, 2003	/s/ Steven M. Neil

Steven M. Neil
Executive Vice-President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated November 13, 2003

32.1	18 U.S.C § 1350 Certifications dated November 13, 2003. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C § 1350, and are not being filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.