Form 10-K
period 2003-12-31
OCULAR SCIENCES INC /DE/
filed 2004-03-15
CIK 882484

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2003;
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
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2003, based upon the closing sale price of the Registrant's Common Stock on June 30, 2003 ($19.84) as reported on the NASDAQ National Market, was $371,962,641. Shares of Common Stock held by officers and directors have been excluded in that such persons may be deemed to be affiliates.

        As of February 23, 2004 there were 24,465,303 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates by reference the Registrant's Proxy Statement for its Annual Meeting of Stockholders which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year pursuant to Regulation 14A.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, such as statements regarding our future performance and plans and results of operations. You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. We cannot assure you that the events or circumstances reflected in forward-looking statements will be achieved or will occur. Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and we may not be able to realize them. The following factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include risks associated with the overall economic environment, the impact of competitive products and pricing, product demand both domestically and overseas, risks associated with our manufacturing restructuring initiative, market receptiveness to new product launches, extended manufacturing difficulties, customer bad debts, changes in law and regulation, currency fluctuations, changes in our anticipated earnings and other risks discussed in the sections entitled "Item 1, Business—Risk Factors," "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements.

        Ocular Sciences is a trademark of Ocular Sciences, Inc. All other trademarks are owned by their respective owners.

PART I

Item 1. Business

        Ocular Sciences, Inc., a Delaware corporation, is a global manufacturer and marketer of soft contact lenses, marketed for disposable monthly, two-weekly and daily replacement regimens and reusable annual and quarterly replacement regimens. We believe that the design of our lenses makes them more comfortable and easier to handle than those of our competitors and, as a result, provides wearers with a superior contact lens wearing experience. Our manufacturing technologies permit consistent, cost-effective reproduction of these designs, allowing us to offer our lenses at competitive prices. We continue to focus on lowering our manufacturing and non-manufacturing costs, or "cost-to-serve," thus enabling us to increase our profitability and our pricing flexibility. To minimize our cost-to-serve, we utilize an efficient packaging and distribution system, a telemarketing sales force supplemented by an outside sales force in our single largest market, the United States, and outside sales representatives in the European and Japanese markets, and focus our marketing efforts on eyecare practitioners, rather than directly on our consumers.

        We focus the marketing of our lenses to eyecare practitioners, in private practice, in retail optical chains and in mass merchandising optical shops. We believe that the eyecare practitioner significantly influences the selection of the brand of contact lenses patients wear and is important to the contact lens wearing experience. We believe that practitioners can increase patient satisfaction and improve patient care by prescribing and dispensing to their patients high quality, channel-specific and competitively-priced soft contact brands, such as those made by us. As a result, our marketing strategies not only focus on our product offerings, but are designed to assist eyecare practitioners in retaining their patients and monitoring their patients' ocular health. We believe our strategies create a significant differentiation and incentive for practitioners to prescribe our lenses.

        We introduced lenses marketed for two-weekly disposable replacement regimens in 1993. Since their introduction, unit sales of lenses marketed for disposable replacement regimens have increased each year and represent the dominant proportion of our overall unit sales. Over the same period, the overall average selling price for all of our spherical lenses has generally declined, mostly due to increases in usage of lower priced disposable lenses. This has been somewhat offset by lower unit production costs gained through improved manufacturing and packaging processes and by the introduction of higher priced specialty lenses, such as toric lenses for astigmatism and color lenses. Annual revenues continue to increase year to year, primarily driven by our international sales growth.

        Our disclosure reports that we file with the Securities and Exchange Commission are available free of charge on the Investors page of our website, www.ocularsciences.com.

Industry Overview

        We estimate that a majority of the global population needs some type of vision correction and that between 75 and 85 million people worldwide wear contact lenses to correct their vision. We estimate that the contact lens market has grown by a compounded annual growth rate of 7% over the past two years, with more of the growth occurring in international markets, and expect this growth rate to continue or even increase over the next several years. In the two largest contact lens markets, the United States and Japan, there are approximately 35 and 16 million contact lens wearers respectively. These two markets also have the highest penetration of contact lens wearers, with approximately 14% of those requiring vision correction (including those requiring vision correction only related to age-related vision difficulties) in the United States wearing contact lenses and a corresponding 9% in Japan. Western Europe, Asia (outside of Japan) and Latin America have lower penetration rates than in the United States and Japan. While contact lenses have been available for decades, the advent of soft lenses in early 1970's changed the industry substantially and stimulated a significant penetration of the eyeglass market as these new soft lenses provided a dramatically higher level of comfort compared to earlier rigid lenses.

        The first soft contact lenses were generally prescribed for replacement every one to two years and required an extensive continuous cleaning routine. In the late 1980's, soft contact lenses marketed for more frequent disposable replacement regimens were introduced. These replacement regimens spurred a rapid increase in contact lens consumption globally. While contact lenses marketed for disposable replacement regimens are often made from the same or similar polymers and can have the same or similar designs as lenses marketed for annual replacement regimens, lenses marketed for disposable replacement regimens are generally produced in substantially higher volumes, sold in larger quantities and packaged in less expensive materials. As a result, lenses can be sold at significantly reduced unit prices, which we believe makes frequent lens replacement more economically feasible for the consumer. Additionally, more frequent lens replacement reduces the risks associated with soiled lenses, which is appealing to the eye care practitioner and the consumer.

        Industry data shows that contact lens wearers are also increasingly migrating toward specialty lenses, such as disposable toric lenses, daily disposable lenses, continuous wear lenses, multifocals and cosmetic lenses. We estimate that these specialty lenses will grow approximately twice as fast as the overall market for the next several years while rigid lenses and reusable soft contact lenses decline. Industry data also indicates that contact lens wearers favor daily, bi-weekly and monthly disposable replacement regimens in lieu of annual planned replacement regimens and rigid lenses. The preferred replacement regimen varies significantly around the world. For example, the bi-weekly replacement regimen is more widely used in the United States and Japan, whereas the monthly disposable replacement regimen is most popular in Europe and reusable lens regimens are most popular in Asia, outside of Japan. Additionally, daily disposable lenses are worn by more contact lens wearers in Europe and Japan than in the United States.

        Where consumers purchase contact lenses varies significantly around the world. In the United States, most contact lenses are purchased from optometrists, either in private practice or in retail chains, or from ophthalmologists in private practice. Industry data in the United States estimates that approximately 40% of contact lenses are purchased from independent practitioners, close to 40% are purchased from retail chains and the balance from non-traditional outlets, including through the internet. Internationally, however, the purchase of contact lenses varies significantly by country. In France, for example, ophthalmologists generally prescribe lenses and opticians sell them, whereas in Italy, the optician both prescribes and sells the lenses. In Japan, the vast majority of lenses are prescribed and sold either at a hospital by an ophthalmologist or in a specialty contact lens store. Globally, most patients select contact lenses based on the recommendation of their eyecare practitioners. Lens comfort, ease of care, price and advertising are also important influences in the selection of contact lenses. Additionally, because contact lens prescriptions are generally brand-specific, patients typically continue to purchase the same brand for their prescription refills. However, this trend may become less pronounced in the United States, as a result of recent federal legislation that permits and facilitates the substitution of identical brands by the same manufacturer, as described under "Risk Factor—Legislation affecting the contact lens industry could affect certain of our marketing strategies." The typical eyecare practitioner, in both private practice and retail chain channels, depends heavily on sales of products, such as contact lenses and eyeglasses, as a source of revenue. For example, in the United States we estimate the typical optometric practice or retail optical chain realizes approximately two-thirds of its revenue from sales of corrective products, such as contact lenses and eyeglasses, and approximately one-third of its revenue from professional services such as eye examinations. Lens dispensing laws vary significantly around the world, however, since the need for vision correction is chronic, repeat sales of contact lenses can provide the eyecare practitioner with a recurring, predictable revenue stream.

        While the introduction of disposable lens replacement regimens has led to growth in the contact lens market, it has also placed additional competitive pressure on eye care practitioners, especially in the United States. Traditionally, patients purchased new lenses annually in connection with their eye examinations. Today, however, while the patient may see the practitioner annually to monitor eye health, after the initial fitting of the lenses, the patient may refill the lens prescription three or four or even more times per year through other distribution channels. The prescribing practitioner risks losing recurring sales represented by prescription refills when nationally advertised lens brands are available through virtually every possible channel of distribution, including mail-order and e-commerce companies and catalogs. These non-traditional distribution channels are most prominent in the United States and are growing in certain countries in Europe. Japan, however, remains a mostly traditional distribution market.

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

Strategy

        We have designed and implemented a business strategy aimed at eyecare practitioners, the professionals responsible for maintaining eye quality of care, safety and optimizing vision performance. The principal elements of our strategy include:

        Superior Performing Products.    We target the design of our contact lenses to generally provide more comfort and ease of use than the lenses of our major competitors. Our advanced dry cast molding process and sophisticated lens designs increase wearers' comfort and improve shape retention of lenses. In addition, our lenses are designed and manufactured to generally provide superior fitting characteristics over our competitors' lenses. These advantages enable us to successfully market our lenses to eyecare practitioners for both existing, as well as new, contact lens wearers.

        Low-Cost, High Volume, Efficient Manufacturing.    With the growth of the high-volume disposable market segment, low-cost, high-volume, scaleable manufacturing has become increasingly important. Our dry cast molding technology and increasing automation allow us to manufacture high-quality lenses efficiently. As a result, we have been able to reduce our per unit production costs while increasing production volumes and product offerings. We continue to implement highly automated production lines in our primary manufacturing facilities. We believe that the increased unit volumes resulting from the growing global disposable replacement market, and our continued investment in automation and capacity and our ability to globally supply lenses from product-focused factories will enable us to further reduce per unit production costs and increase production volumes.

        Brand and Product Segmentation by Channel.    We advertise and promote our lenses marketed for disposable replacement regimens under specific brand names (and in some cases by distinct lens) for the private practice, retail chain and mass merchant channels. We also provide private label/proprietary brands for our larger customers. We believe that by providing different brands and, in some cases, specific lenses, by distribution channel create differentiation across channels and allows practitioners to differentiate the lenses they prescribe and sell from those sold through competing channels. We believe this increases eyecare practitioners' ability to retain their patients' prescription refill business and to provide ongoing care to their patients.

        Distribution and Packaging.    We believe our distribution and packaging capabilities provide a significant competitive advantage. Globally we managed in excess of 500,000 individual stock keeping units (SKUs), including the coordination of over 35 brands in the United States and in excess of 50 brands internationally, while maintaining an excellent order fill rate. We accomplish this performance by packaging only high volume SKUs and brands in advance of the receipt of the order and by maintaining highly flexible packaging and labeling operations in our primary distribution and warehousing facilities.

        Minimize Cost-to-Serve.    A substantial portion of our costs are associated with packaging, distributing, processing orders and selling and marketing our products. We strive to lower these and other non-manufacturing costs, or "cost-to-serve," in order to increase our profitability and flexibility to aggressively price our products. Our primary methods of minimizing cost-to-serve are the use of automated packaging and distribution, telemarketing (supplemented by an outside direct sales organization in the U.S., and representatives and direct sales in the European and Japanese markets) and targeting our marketing and advertising at practitioners rather than consumers. We believe this strategy lowers the cost of an average sales call, as our outside sales organization, combined with our inside sales personnel, can make more calls per day at a lower annual cost than field sales representatives alone.

        Expand Internationally.    We believe that the growth rate of many international markets for soft contact lenses will exceed that of the more mature U.S. market, driven largely by increased availability of low-priced lenses marketed for disposable replacement regimens in under-penetrated markets such as Europe, Japan, Asia and Canada. As part of our international growth strategy, we have established strategic distribution and marketing relationships with regional optical companies to capitalize on their existing market presence, customer relationships and local infrastructure. Additionally, in 2002, we acquired certain assets of Seiko Contactlens, Inc ("Seiko") in Japan, gaining approximately 70 Seiko sales and administrative personnel in Japan, and in February 2001 we acquired the contact lens business of Essilor International (Compagnie d'Optique) S.A. ("Essilor"), gaining sales and distribution operations in France, Germany, the Netherlands, Switzerland, the United Kingdom, and manufacturing operations in France and the United Kingdom (as well as sales and manufacturing operations in the United States). These acquisitions have enabled us to capitalize on some of the fastest growing contact lens markets, contributing significantly to our sales growth in 2002 and 2003. We now have direct sales channels in North America, Japan and Europe, which comprise the three major geographic markets for soft contact lenses. Additionally, the demand for toric lenses and disposable multifocals continues to outpace the rest of the market. The toric and disposable multifocal lenses acquired in the Essilor acquisition, combined with our new disposable toric and daily disposable lenses gives us access to the specialty lens markets. We have also established distribution relationships with optical distributors in over 90 countries throughout the world.

        Focus Marketing on Eyecare Practitioners.    Our sales and marketing efforts focus on eyecare practitioners. We believe the eyecare practitioners strongly influence the brand of lenses purchased by patients and are critical to maintaining a patient's quality of care and safety. We advertise and promote our products to practitioners and focus on distribution channels that provide the eyecare services necessary to confirm lens fit and monitor ocular health. We structure our branding and marketing strategies so that the patient will be more likely to return to the practitioner or retail chain from whom the patient received the initial prescription. We believe that this provides an incentive for practitioners to prescribe our lenses and results in an improved contact lens wearing experience for the patient.

Products

        We manufacture a broad line of soft contact lenses, which we believe provide superior performance over other leading products at competitive prices. Soft contact lens performance is defined primarily by comfort (how the lens feels on the eye), handling (ease of placement and removal), acuity of vision and physiological response. These qualities, in turn, are determined primarily by the lens design, the manufacturing process, the material characteristics, and the cleanliness of the lenses. Our lenses incorporate sophisticated designs, including extremely thin edges, a lenticulated carrier and a low-edge apex, that provide a high level of comfort, enhanced shape retention and ease of handling. Our dry cast molding process further improves handling and comfort by consistently and accurately reproducing these designs. In some instances, such as with our patented disposable toric lens, we have designed the lens to outperform competitor lenses, thereby offering increased stability, improved visual acuity, greater comfort and ease of fitting. We believe that fitting characteristics, together with our lenses' performance and price, make it easy for practitioners to prescribe our lenses to existing, as well as new, contact lens wearers.

        Our contact lenses are made from flexible polymers containing 38%, 52%, 55%, 60%, 70% or 73% water. We offer different brands for different replacement regimens, including daily, weekly, monthly, quarterly and annual replacement regimens. A wearer's replacement regimen is based on the recommendation of the patient's eyecare practitioner, who typically prescribes a lens brand targeted to that regimen and who advises the wearer on the appropriate lens care procedures for that regimen. However, the wearer may actually replace their lenses on a more or less frequent basis. Most of our lenses contain a light blue bulk-applied visibility tint that enables the wearer to see and handle the lenses more easily, although some of our more expensive lenses marketed for annual replacement contain a more expensive, individually applied masked tint that improves handling and is less noticeable in the eye. In addition, most of our lenses marketed in the United States and Europe contain an ultraviolet absorber. Within different replacement regimens, we offer lenses having different design parameters, diameters and base curves to enable practitioners to fit their patients better. Our lenses marketed for disposable and annual replacement regimens are generally packaged in different quantities and priced differently.

        Within different replacement regimens, we offer daily-wear lenses that are to be removed, cleaned and disinfected each night, and extended-wear lenses that may be worn continuously, night and day, for up to seven days.

Disposable Sphere Replacement Regimens

        Weekly Sphere Replacement Regimens.    We entered the weekly disposable segment of the soft contact lens market with a 38% water content lens in September 1993. In 1995 we introduced a 55% water content lens to compete directly with one of the market leaders, Acuvue®. The 55% water content lens has a design and water content that permit a high level of oxygen transmissibility and provide increased comfort for overnight wear. In 1999, the Vistakon division of Johnson & Johnson ("Johnson & Johnson") introduced the Acuvue® 2 lens (which it markets in addition to the Acuvue® lens). Our 55% water content lens now competes with both Acuvue® products and are marketed for replacement every one to two weeks in the United States and monthly in most of the rest of the world. We believe that our 55% water lenses marketed for weekly replacement can provide handling and comfort superior to that provided by Acuvue®, and comparable to that provided by Acuvue® 2, at a competitive price. We believe that our spherical lenses marketed for weekly replacement regimens have demonstrated strong market acceptance, steadily gaining U.S. market share since their introduction and presently maintaining a share of approximately 20% of total unit sales in the weekly disposable market segment in the United States. We package our lenses for weekly replacement in boxes, each containing six blister-packed lenses.

        Daily Sphere Replacement Regimens.    In 1999, we introduced a low-priced lens marketed for daily replacement in Japan and Europe. The product is packaged in boxes of 30 or 90 lenses. We have experienced favorable market response for our daily disposable lens in both of these markets. Certain of our competitors, including Johnson & Johnson, the Ciba Vision division of Novartis ("Ciba") and Bausch & Lomb, Inc. ("Bausch & Lomb"), have introduced lower-priced lenses marketed for daily replacement in the United States.

        Monthly Sphere Replacement Regimens (Planned Replacement Lenses).    These lenses are marketed for replacement every one to three months. This replacement regimen provides a lower cost alternative to daily and weekly replacement, but need to be cleaned daily.

Annual Sphere Replacement Regimens

        We are a leading provider of soft lenses marketed for annual replacement regimens in the United States and Europe. These lenses must be cleaned nightly, with an additional weekly enzymatic cleaning to reduce protein accumulation. Patients generally wear these lenses until they become dirty or uncomfortable (usually a year for 38% water products and about nine months for 55% water products). These product lines include a number of lens designs to allow eyecare practitioners to choose the lens that best meets their patients' physiological and convenience needs. We offer a low-priced, daily-wear product, a thinner product, a product that is both thinner and larger in diameter and a product that may be utilized as an extended-wear lens. We package our lenses marketed for annual replacement regimens in single-lens vials or blister packs.

Specialty Lenses

        Our specialty lenses consist primarily of daily disposable lenses, disposable and reusable toric lenses and multifocal lenses. We also offer rigid gas permeable ("RGP"), cosmetic, aspheric, sports and extended-wear lenses.

        Toric lenses correct vision for patients with astigmatism, which is characterized by an irregularly shaped cornea. Through our acquisition of the contact lens business of Essilor, we currently offer toric lenses marketed for annual and quarterly replacement. In addition, in 2001 we launched a disposable toric lens marketed for weekly replacement in the United States and Canada, and in only two years we have reached a market share of approximately 15% in this rapidly growing product category. We expanded that into international markets, except Japan, in 2002 and have experienced excellent acceptance of this product. We anticipate launching our disposable toric lens in Japan in 2005.

        Multifocal lenses aid patients with presbyopia, or age-related vision difficulty, in focusing on near objects. Through an acquisition of the contact lens business of Essilor we offer bifocal lenses in the United States and internationally.

Sales and Marketing

        We market and sell our products worldwide. In order to maintain a low cost-to-serve, we use an inside sales force located in the United States and the United Kingdom. In 2001, we supplemented this sales force with an outside sales force in Europe and the United States. The inside sales force relies on telemarketing to sell our products to practitioners, both in independent practice and retail chains. With over 40,000 practitioners in the United States, we believe that this market, and similarly developed international markets can be reached effectively and frequently through direct field sales force combined with telemarketing, mailings, trade journals and trade shows, at a relatively low cost. We believe that this sales strategy combines telemarketing efficiency with the close in-person contact of a field sales representative.

        As part of a continuing effort to ensure the motivation, professionalism and effectiveness of our sales representatives, we provide each sales representative with substantial training in a program that we developed and have used since our inception. This program typically includes two weeks of initial training and at least two hours a week of continuing instruction. This training emphasizes telemarketing and field sales techniques as appropriate, the development of personal relationships with customers and the technical aspects of contact lens fitting and design. Each salesperson is assisted by a computer database that maintains each practitioner's profile, monitors ongoing activities and orders, allows sales personnel to enter information for follow-up calls and highlights dates for return calls.

        We also utilize distributors that resell our contact lenses primarily to independent practitioners. We believe that by using distributors, we increase the availability of our lenses to many practitioners who prefer to utilize a single source for several brands of lenses and manage the costs involved in numerous small orders. In addition, we use advertising targeted to practitioners, such as direct-mail and advertisements in professional journals, to generate leads for our inside sales force. We also provide customers with merchandising allowances and have developed a variety of promotional programs to offer lenses at significantly reduced prices in order to encourage trial of our products. Internationally we utilize distributors in over 90 countries where direct sales representation is not presently economical and local soft contact lens distributors are capable.

        In the United States, we sell our products to approximately 17,000 independent practitioner accounts and approximately 90 retail chains. Our customers in each of the past three years have included the top 20 U.S. optical retailers. Fifteen of these 20 retailers, as well as certain key international corporate accounts, have selected our lenses for their private label. Our ten largest global customers, including—international customers, represented 17% of net sales for 2003. Our ten largest U.S. customers represented approximately 13% of our net sales for 2003.

        Product Branding.    We have developed many different trademarked brands for our lenses. Certain brands are offered only to independent practitioners. Other brands are offered to retail chains. In some cases, identical products are sold to different distribution channels under different names, and in some cases a product is only available to a specific channel. An example of our brands and the distributor channel they serve is as follows:

Brand	Distribution Channel
Biomedics®, Hyrdogenics®60, Edge®III, ProActive®, SmartChoice®	Independent Practitioners
UltraFlex®	Retail Chains
Sunsoft®, Lunelle®, Rythmic®, Hydron®	National brands, all channels

        In addition, private label brands are offered to certain high-volume customers that wish to develop their own brand recognition and loyalty, and private practitioners (or groups of private practitioners) meeting certain volume criteria can similarly purchase "semi-exclusive" brands that are not widely offered to other practitioners in their local market. We believe that this approach differentiates us from our larger competitors, who typically rely heavily on expensive consumer advertising and promotion of national brands to generate brand awareness and demand. With the same nationally advertised and promoted brands of lenses marketed for disposable replacement regimens available through a number of major distribution channels, including mail-order, e-commerce companies and pharmacies, patients can easily bypass their original eyecare provider when purchasing replacement lenses. By marketing our lenses under different brands, segmented by distribution channel, we believe that we can assist eyecare professionals in retaining their patients and maintain a patient's long-term eyecare and satisfaction with our products.

        International Markets.    We anticipate that many non-U.S. markets for soft contact lenses will grow at faster rates than the United States market, driven largely by the increased availability of low-priced lenses marketed for disposable replacement regimens. However, many markets outside the United States do not have the volume of demand necessary for local manufacturers to achieve the economies of scale required for low-cost lens production. As a result, our international strategy includes entering into strategic distribution and marketing relationships with established regional optical companies in addition to some direct representation in select markets such as Latin America, Mexico, Australia, Singapore and China. We offer these companies lower-cost lenses, and the marketing benefits of a private label brand, and the companies provide us with the benefits of their existing market presence, customer relationships and local infrastructure. We believe that this strategy permits us to target effectively growing international markets.

        The following summarizes our international sales operations:

        Europe.    The acquisition of the Essilor businesses in February 2001 gave us a direct sales channel and expanded our presence in Europe. In addition, to expand in this growing market, we have developed strategic partnerships with a number of regional and local contact lens distributors. In these relationships, our contact lenses marketed for disposable replacement regimens are sold under the distributor's brand names on a non-exclusive basis throughout Europe. We also currently have distribution relationships in Europe and the Middle East serving a number of countries, as well as an inside sales organization based in Southampton, England that uses telemarketing and other sales methods in the United Kingdom that are similar to those we use in the United States.

        Canada.    We have a direct selling organization based in Ontario, Canada that uses field sales representatives as well as direct mail, journal promotion and cooperative merchandising allowance programs similar to those that we use in the United States. We also utilize a small number of Canadian distributors to resell our products, primarily to independent eyecare practitioners.

        Latin America.    We expect unit growth in the disposable replacement lens segment of this emerging market will grow at a faster pace than in North America or Europe because of the lower level of current user penetration. To expand our penetration of this growing market, we have entered into a number of non-exclusive distribution arrangements in Latin America and hired selected local representatives.

        Asia-Pacific Region.    The Seiko acquisition, in April 2002, gave us a direct sales channel in Japan. We believe that the growth of unit sales in the Asia-Pacific market will be driven primarily by sales of contact lenses marketed for disposable replacement regimens, particularly in Japan. We have established distribution relationships with a number of soft contact lens distributors in many countries throughout Asia and hired select local representatives.

Competition

        The market for soft contact lenses is intensely competitive. It is characterized by a limited number of industry participants arising from significant concentration of market share amongst the largest manufacturers, high barriers to entry and decreasing prices for many products. Our products compete with products offered by a number of larger companies including Johnson & Johnson, CIBA Vision, Bausch & Lomb and the Cooper Companies. More recently, 1-800-Contacts, a distributor of contact lenses via mail order and the internet, has acquired manufacturing capabilities and has begun selling its own products outside the United States. The three largest companies, Johnson & Johnson, CIBA Vision and Bausch & Lomb, account for an estimated 80% of the global market. Many of our competitors have substantially greater financial, manufacturing, marketing and technical resources, greater market penetration and larger manufacturing volumes than we do. Among other things, these advantages may afford our competitors greater ability to efficiently manufacture large volumes of lenses, reduce product prices and influence customer buying decisions.

        The market for contact lenses has shifted from lenses marketed for annual replacement regimens to lenses marketed for various disposable replacement regimens. The weekly and daily disposable replacement market is particularly competitive and price-sensitive and is currently dominated by Johnson & Johnson's Acuvue product line and CIBA Vision's daily disposable line. We believe that the current per unit production costs of Johnson & Johnson, CIBA and certain of our other competitors may be or are currently lower than ours in certain product lines. Our ability to compete effectively in the disposable lens market will depend in large part upon our ability to continue to expand our production capacity and reduce our per unit production costs.

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

        We maintain our primary warehouse and distribution facilities in South San Francisco, California and Southampton, United Kingdom. Additionally, we have warehouse and distribution facilities located in Albuquerque, New Mexico; Ligny-en-Barrios, France; and Markham, Ontario and local distribution facilities in the Netherlands, Hungary, Switzerland, Italy, Japan, Australia and Germany. The largest of these distribution centers is the South San Francisco location, which primarily serves customers in the United States, Asia-Pacific and Latin America.

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

Manufacturing

        Our primary manufacturing facilities are located in Juana Diaz, Puerto Rico and Southampton, United Kingdom. We produce our lenses in these facilities using a manufacturing process known as dry cast molding. This process uses a single use, two-part plastic mold that is manufactured by injection-molding machines utilizing high-precision optical tooling that we make. A liquid monomer mixture is dispensed into the mold and polymerized to form a finished dry lens. The mold containing the polymerized lens can be inventoried for an extended period under proper conditions. The dry lens, once removed from the mold, is hydrated, inspected, packaged and sterilized. In general, both the Puerto Rican and U.K. plants can hydrate dry lenses manufactured by the other. These capabilities substantially increase the efficiency and flexibility of our manufacturing operations.

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

        Certain of our specialty lenses are manufactured using lathing technology. These lenses are manufactured in our facilities located in Albuquerque, New Mexico and Ligny-en-Barrios, France. The

lathing process allows us to manufacture lenses with the high level of customization and accuracy to meet specific patient requirements in the specialty lens market.

        We believe that reducing our manufacturing costs will require significant automation to further improve manufacturing efficiencies and yields, improved packaging designs that utilize lower cost materials and larger production volumes to take advantage of economies of scale. The most significant improvements are expected to come from our implementation of a new automated process based on our current dry cast molding technology. In 2000 and 2001, we began production in new manufacturing facilities in Puerto Rico and the United Kingdom using this new process. This new process has reduced the cost per lens below its historical cost while substantially increasing production capacity. In December 2002, we embarked on a program to convert over 80% of our high volume production to this new, significantly automated process. Concurrently, we began relocating our non-daily disposable production lenses to Puerto Rico and commenced expansion of the new Puerto Rican facility by approximately 60,000 square feet. Substantial progress was made on this initiative in 2003, and we anticipate completing this initiative in 2004. In addition, over the past several years we have implemented additional cost reduction measures, such as blister packaging, automated inspection systems, automatic de-molding and in-monomer tinting.

        Our future success will depend in part upon our ability to increase our production volume on a timely basis while maintaining product quality, reducing per unit production costs and complying with the FDA's quality system (including "good manufacturing practices" or GMP) regulations. We cannot assure you that we will not encounter difficulties in expanding and automating our manufacturing facilities and increasing production. Our failure to reduce per unit production costs and maintain product quality could have a material adverse effect on our business, financial condition and results of operations.

Government Regulation

        The U.S. Federal Food, Drug and Cosmetic Act (the "FDC Act"), the other statutes and regulations of the FDA and other state and international agencies govern the preclinical and clinical testing, manufacture, labeling, distribution, sale, marketing, advertising and promotion of our products. Noncompliance with such statutes and regulations can result in, among other things, fines, injunctions, product recall or product seizures, operating restrictions (including suspension of production and distribution), the FDA's or international regulating body's refusal to grant marketing approval or clearance for a product, the withdrawal of previously granted marketing approvals or clearances, and criminal prosecution. International regulatory requirements while generally comparable to those in the United States, vary widely from country to country.

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

Research and Development

        We actively pursue technology development and acquisition in order to enhance our competitive position. Our research and development efforts are focused primarily on the development of new soft contact lens products. Certain of our product development efforts are focused on the development of a new continuous wear lens. In June 2001, we entered into a joint research and development agreement with Asahikasei Aime Co. Ltd., a subsidiary of Asahi Kasei Corporation. We intend to apply our advanced cast molding manufacturing process to a newly developed silicon-based material created by Asahikasei Aime to produce a high performance contact lens. We will share with Asahikasei Aime, certain marketing and distribution rights. Asahikasei Aime Co., Ltd. develops, manufactures and markets a full range of hard and soft contact lenses. In addition, we are engaged in development of automated manufacturing processes to increase the efficiency capability and capacity of our manufacturing operations.

        During 2003, we continued our new product development efforts and plan on significantly expanding our efforts throughout 2004. Particularly, we are developing two new disposable spherical lenses designed to improve our existing offering in this category and expect to introduce these products in the middle of 2004. We are also engaged in developing a new multi-focal lens for sale in the United States and are developing a new continuous wear silicone hydrogel lens that is designed to be worn for an extended period without removal.

        Outside specialists in biochemistry, microbiology, formulation science and polymer chemistry support our clinical research. During the years ended December 31, 2003, 2002 and 2001, expenditures for research and development (including obtaining regulatory approvals) were approximately $6.1 million, $4.9 million and $7.0 million, respectively. In addition, as a result of the acquisition of the contact lens business of Essilor in 2001, we recorded an acquired in-process research and development expense of $4.2 million.

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

        See "Risk Factors—If we are unable to protect our intellectual property, we could be materially adversely affected" for a description of certain patents litigation to which we are a party.

Employees

        As of December 31, 2003, we had 2,591 full-time employees, including 615 in the United States, 721 in the United Kingdom, 944 in Puerto Rico, 107 in France, 65 in Japan, 37 in Canada, 12 in Australia, and 90 in various sales and distribution sites throughout Europe. Of our full-time employees, 307 are engaged in sales and marketing, 1,627 in manufacturing, 185 in distribution, 209 in packaging and 263 in various administrative functions. We also utilize a number of part-time employees in our manufacturing and distribution operations to supplement our full-time workforce. Our manufacturing site in Ligny-en-Barrios, France is represented by a labor union and is the subject of a collective bargaining agreement with respect to their employment with us. We have never experienced a work stoppage and believe that our employee relations are good.

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

        The market for soft contact lenses is intensely competitive and is characterized by declining prices for many products. As the number of wearers of soft contact lenses in the United States has not grown significantly in recent years, our ability to increase U.S. market penetration will depend on wearers of competing products switching to our products. Our products compete with similar products offered by a number of larger companies, including Johnson & Johnson, Ciba Vision, Bausch & Lomb and Cooper. More recently, 1-800-Contacts, a distributor of contact lenses via mail order and the internet, has acquired manufacturing capabilities and has begun selling its own products outside the United States. Many of our competitors have substantially greater financial, manufacturing, selling and marketing, research and development, and technical resources, greater market penetration and larger manufacturing volumes. Among other things, these advantages may afford our competitors greater ability to manufacture large volumes of lenses, reduce product prices and influence customer buying decisions. We believe that certain of our competitors are expanding, or are planning to expand their manufacturing capacity, and are implementing automated manufacturing processes, in order to support anticipated increases in volume. Because many of the costs incurred in producing contact lenses are relatively fixed, a manufacturer that can increase its volume can generally reduce its per unit costs and thereby increase its flexibility to reduce prices. Our competitors could also reduce prices to increase sales volumes so as to utilize their production capacity, or for other reasons. Price reductions by competitors could make our products less competitive, and we cannot assure you that we would be able to either match the competitor's pricing plan or reduce our prices in response. Our ability to respond to competitive pressures by decreasing our prices without adversely affecting our gross margins and operating results will depend on our ability to decrease our costs per lens. Any significant decrease in our costs per lens will depend, in part, on our ability to increase sales volume and production capacity. We cannot assure you that we will be able to continue to increase our sales volume or reduce our per unit production costs. Our failure to respond to competitive pressures and particularly price competition in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

        The market for contact lenses is shifting from lenses marketed for annual replacement regimens to lenses marketed for more frequent disposable replacement regimens. The weekly disposable replacement markets are particularly competitive and price-sensitive and is currently dominated by the Acuvue® line of products produced by Johnson & Johnson. We have introduced a lens marketed for daily disposal in Japan and Europe. Our ability to compete effectively in the daily market will depend in large part upon our ability to expand our production capacity and reduce our per unit production costs.

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

        We also encounter competition from manufacturers of eyeglasses and from alternative technologies, such as surgical refractive procedures (including refractive laser procedures such as PRK,

or photo refractive keratectomy, and LASIK, or laser in situ keratomileusis). As surgical refractive procedures become increasingly accepted as an effective and safe technique for permanent vision correction, they could substantially reduce, the demand for contact lenses by enabling patients to avoid the ongoing cost and inconvenience of contact lenses. Accordingly, we cannot assure you that these procedures, or other alternative technologies that may be developed in the future, will not cause a substantial decline in the number of contact lens wearers and thus have a material adverse effect on our business, financial condition and results of operations.

Our failure to complete our manufacturing restructuring initiative in a timely fashion or otherwise in accordance with our goals could materially affect us.

        During the fourth quarter of 2002, we accelerated the implementation of our second-generation manufacturing process throughout our high volume product lines. This manufacturing process has lower labor and space requirements, and is expected to reduce our manufacturing overhead.

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

        In addition, we cannot assure you that we will achieve the cost savings anticipated from this initiative. In addition, we can not assure you that the total cost of the initiative will not exceed $55 million, that the initiative will not result in manufacturing interruptions, or that the initiative will be completed by 2004. For example, with respect to cost savings, we may encounter difficulty hiring sufficient number of qualified personnel in Puerto Rico and salary and benefits expenses with respect to such personnel may be greater than expected. Furthermore, with respect to total costs of the initiative and the time required for completion of the initiative, we may encounter unanticipated regulatory obstacles, unanticipated difficulties or costs related to the termination or abandonment of our lease obligations, employee severance and benefit costs that are greater than expected or fees and expenses that are greater than expected.

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

        The overall average selling price that we realize across our products has declined in recent periods, and we believe that this trend will continue because of (i) shifts in our product mix from lenses marketed for annual replacement regimens to lenses marketed for more frequent replacement regimens, (ii) competitive pressures, and (iii) increases in products sold internationally through distributors at prices lower than direct sales prices.

        We have recently experienced declines in our sales of lenses marketed for annual or quarterly replacement, and such declines may continue. Even if we do not experience further declines, we do not expect there will be significant growth in these sales. Accordingly, we will need to continue to reduce our per unit production costs through increased automation, increased volume and reduced packaging costs in order to improve or maintain, our gross margins. Our failure to accomplish some or all of the foregoing and in a timely manner could have a material adverse effect on our business, financial condition and result of operations.

Weakness in the U.S. and international economies may materially adversely affect us.

        Consumer spending patterns, including the consumption of contact lenses, are affected by, among other things:

  •
  prevailing economic conditions,

  •
  wage rates,

  •
  inflation,

  •
  consumer confidence, and

  •
  consumer perception of economic conditions.

        Weak economic conditions may cause a decline in the number of people fitted for contact lenses, cause consumers to increase the length of time between doctor visits and replace their contact lenses less frequently, slow the migration of consumers to contact lenses from other types of vision correction and slow the migration of consumers to disposable replacement regimens. General economic, political and market conditions, such as recessions, may adversely affect our business results and the market price of our Common Stock.

Our substantial and expanding international operations are subject to risks that can adversely impact our business and operating results.

        In 2003, 2002 and 2001, our international sales represented approximately 57%, 51% and 46%, respectively, of our net sales. In addition, significant portions of our products are manufactured in the United Kingdom. As a result, our business is subject to the risks generally associated with doing business abroad, such as:

  •
  foreign consumer preferences,

  •
  the challenges of managing a large organization based in a number of geographic regions,

  •
  changes in currency exchange rates,

  •
  government regulations,

  •
  longer accounts receivable payment cycles, and

  •
  foreign tax laws or tariffs.

        These factors, among others, could materially adversely affect our ability to sell our products in international markets.

        Our growth is dependent on the continued expansion of our international sales. This expansion will involve operations in markets with which we are not experienced and we may not be successful in capturing a significant portion of these markets for contact lenses.

        We will not be able to market and sell our products in many international markets until we obtain regulatory approval in that market. The regulation of medical devices in a number of jurisdictions, continues to develop, and new laws or regulations could have a material adverse effect on our international sales.

        A majority of the transactions by our international subsidiaries are denominated in their local currencies. Therefore, our operating results are affected by fluctuations in foreign currency exchange rates. To the extent we are unable to match revenue received in foreign currencies with costs paid in the same currency, exchange rate fluctuations could have a negative impact on our financial condition and results of operations. We have only recently begun to hedge a portion of our currency risk relating to our non-U.S. dollar denominated receivables and payables, and do not hedge a significant part of this risk. Additionally, because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings. Accordingly, exchange rate movements could have a material adverse effect on our sales, gross profit, operating expenses and foreign currency exchange gains and losses.

If we are unable to develop, produce and successfully market competitive products, we may be materially adversely affected.

        We have not historically allocated substantial resources to new product development, but rather have leveraged or licensed the technology developments of others. Recently we have begun to invest more in new product development. However, generally our expenditures in this area are significantly below those of our leading competitors. We cannot assure you that our investments in new product development will be successful. Moreover, our competitors may have or will develop new products and technologies that could render our products less competitive or obsolete. We cannot assure you that we will be able to develop our own technology or utilize technology developed by third parties in order to compete in these product areas. Product innovation is important in our markets, and a failure to stay current with our competitors with regard to new product offerings and technological changes and to offer products that provide performance that is at least comparable to competing products could have a material adverse effect on our business, financial condition and results of operations.

Changes in effective tax rates or adverse outcomes resulting from examination of income tax returns could adversely affect our results.

        Our future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where we have higher statutory rates or lower than anticipated in countries where we have lower statutory rates, by changes in valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. The effective tax rate, prior to restructuring and related expenses is expected to increase to approximately 22.0% in 2004.

We may be unable to successfully integrate companies we have recently acquired or companies we may acquire in the future.

        We have completed in the past, and intend in the future to pursue, acquisitions of businesses that we expect to help us achieve our strategic goals. Future acquisitions by us could result in potentially dilutive issuances of equity securities and the incurrence of debt and contingent liabilities as well as restructuring and transaction-related expenses, which could have a material adverse effect upon our business, financial condition and results of operations. Acquisitions involve numerous risks, including:

  •
  difficulties in the assimilation of the operations, technologies, services and products of the acquired companies,

  •
  the diversion of management's attention from other business concerns,

  •
  risks of entering new markets in which we have little or no experience; and

  •
  risks of loss of employees and customers.

We cannot assure you that we will be able to successfully assimilate the businesses that we have acquired, including those acquired from Essilor and Seiko, and that, in the event that any acquisition were to occur in the future, our business, financial condition and results of operations would not be materially adversely affected.

We must manage our growth effectively in order to compete successfully.

        Growth in our business has required, and is expected to continue to require, significant management and other infrastructure resources. Continued growth may place significant strain on management, operational infrastructure, working capital and financial and management control systems. Our ability to manage any future growth effectively will also require us to attract, train, motivate and manage new employees successfully, to integrate new employees into our overall operations and to continue to improve our operational, financial and management information systems.

        We are in the process of upgrading our significant management information systems. There can be no assurance that such upgrades will not result in unexpected costs or disruption of our business.

We depend on several key suppliers for some of our product components.

        While all of our critical product components are available from multiple qualified suppliers, we depend on several key suppliers for some of our product components. If the supply of materials from a key supplier were interrupted, replacement or alternative sources might not be readily obtainable due to the regulatory requirements applicable to our manufacturing operations. In addition, before we can market a product containing new material, applicable regulatory authorities may require a new or supplemental filing. This clearance process may take a substantial period of time and prove costly, and we cannot assure you that we would be able to obtain the necessary regulatory approval for the new material to be used in our products on a timely basis, if at all. The supply disruptions could materially adversely affect our business, financial condition, results of operations and future growth prospects.

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

Legislation affecting the contact lens industry could affect certain of our marketing strategies.

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

        Congress has recently enacted legislation affecting the prescription of contact lenses. In general, this legislation, which became effective on February 4, 2004, provides as follows:

  (i)
  practitioners are required to provide each patient a copy of the prescription for his or her contact lens, and to verify the prescription information when asked. The prescription information is required to include, among other things, in the case of private label contact lenses, the name of the manufacturer of the lenses, the trade name of the private label brand, and, if applicable, the equivalent brand name,

  (ii)
  sellers of contact lenses are required to verify prescriptions, and, among other things, a prescription is deemed verified if the practitioner who wrote the prescription fails to respond to a verification request within 8 business hours,

  (iii)
  the substitution of the same lenses manufactured by the same company, but sold under different brand names is permitted, and

  (iv)
  the Federal Trade Commission is required to undertake a study examining the strength of competition in the sale of prescription contact lenses, including the use of exclusive relationships, the differences between on-line and off-line sellers of contact lenses and, the use of prescriptions that specify a brand name or custom labeled lens, and submit such report to Congress in February 2005.

        This legislation may facilitate the sale of contact lenses by alternate distribution channels, such as internet sellers, at the expense of sales by eye care practitioners, and reduce the value of private label brands. Such results could affect our current marketing strategies that focus on sales to eye care practitioners and promotes the use of private label brands. Additionally, it is unknown what, if any, conclusions the FTC might reach in the mandated market study, or whether Congress will take any further actions based on this study. Actions that promote alternative distribution channels or reduce the value of private label brands could adversely affect the success of certain of our marketing strategies.

Changes in government regulation of the health care industry, to which our business is closely tied, could materially adversely affect us.

        Our success depends to a significant extent upon the success of our customers in the retail optical industry. These customers are subject to a variety of federal, state and local laws, regulations and ordinances, including those regarding advertising, location and design of stores, products sold and qualifications and practices of the industry, including prescription regulation. The state and local legal requirements vary widely among jurisdictions and are subject to frequent change. Furthermore, numerous health-care related legislative proposals have been made in recent years in the U.S. Congress and in various state legislatures. The potential impact of these proposals with respect to the business of our customers is uncertain, and we cannot assure you that that the proposals, if adopted, would not have a material adverse impact on our revenues, business, financial condition and results of operations.

Future trade practice litigation proceedings may materially adversely affect us.

        The contact lens industry has been the subject of a number of class action and government lawsuits and government investigations over the past ten years, alleging, among other things, violation of antitrust laws and fraudulent and deceptive practices in the manufacture and sale of contact lenses by certain of our competitors. Although we have not been named in any of the foregoing lawsuits, we from time to time receive claims or threats similar to those brought against our competitors. We cannot assure you that that we will not face similar actions relating to our marketing and pricing practices or other claims or lawsuits in the future. The defense of any such action, lawsuit or claim could result in substantial expense to us and significant diversion of attention and effort by our management personnel. We cannot assure you that any such lawsuit would be settled or decided in a manner favorable to us, and a settlement or adverse decision in any such action, lawsuit or claim could have a material adverse effect on our business, financial condition and results of operations.

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

        Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. Some countries have historically permitted human studies earlier in the product development cycle than regulations in the United States permit. Other countries have requirements similar to those of the United States. This disparity in the regulation of medical devices may result in more rapid product clearance in certain countries than in the United States, while approvals in countries such as Japan [is Japan still a concern?] may require longer periods than in the United States. These differences may also affect the efficiency and timeliness of international market introduction of our products, and we cannot assure you that we will be able to obtain regulatory approvals or clearances for our products in foreign countries in a timely manner or at all.

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

We are subject to the risk of intellectual property litigation and claims against us.

        On November 6, 2002, CIBA Vision Corporation and its subsidiary, Wesley Jessen Corporation ("Wesley Jessen") filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging that our color contact lenses infringe patents owned by Wesley Jessen. The complaint seeks an award of damages, including unspecified punitive damages, attorney's fees and costs and an injunction preventing the alleged infringement. We cannot assure you that this litigation will not have a material adverse effect on our operating results. In addition we cannot assure you that we will not be subject to other intellectual property lawsuits in the future.

        The defense of intellectual property suits and related administrative proceedings are both costly and time-consuming. We cannot assure you that defense of our intellectual property will be successful or that we will be able to secure adequate intellectual property protections in the future. An adverse outcome of any such litigation or interference proceedings could subject us to significant liabilities to third parties or require us to license disputed rights from third parties, attempt to redesign products or cease using such technology. Any of these consequences, could have a material adverse effect on our business, financial condition, results of operations and future growth prospects.

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

        Our directors and officers, in the aggregate, beneficially own approximately 21.1% of our outstanding Common Stock. As a result, these stockholders, acting together, possess significant voting influence over the election of our Board of Directors and the approval of significant corporate transactions, among other matters. Such influence could have the effect of delaying, deferring or preventing a change in control of the Company.

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

Item 2. Properties The following table describes our principal facilities as of December 31, 2003:

Location	Function	Approximate Owned/ Square Feet Leased
South San Francisco, California	Distribution	113,454 Leased
Concord, California	Corporate Headquarters	21,823 Leased
Eastleigh, United Kingdom	Manufacturing	106,000 Leased
Eastleigh, United Kingdom	Warehouse	10,000 Leased
Eastleigh, United Kingdom	Pilot Facility	20,989 Leased
Romsey, United Kingdom	Sales/Distribution/Packaging	34,160 Leased
Portchester, United Kingdom	Distribution/Warehouse	10,000 Leased
Ligny-en-Barrios, France	Manufacturing/Distribution	20,451 Leased
Albuquerque, New Mexico	Manufacturing/Distribution Warehouse	50,674 Leased
Juana Diaz, Puerto Rico	Manufacturing	119,348 Leased
Markham, Ontario	Sales/Marketing/Distribution Warehouse	14,425 Leased
Melbourne, Australia	Sales/Distribution	2,505 Leased
Budapest, Hungary	Sales/Distribution	1,658 Leased
Creteil, France	Sales	20,129 Leased
Geneve, Switzerland	Sales/Distribution	7,000 Leased
Eppertshausen, Germany	Sales/Distribution	13,939 Leased
S'-Hertogenbosch, Netherlands	Sales/Distribution	8,000 Leased
Tokyo, Japan	Sales/Distribution	9,939 Leased

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

	High	Low
Year Ended December 31, 2003:
Fourth Quarter	$29.73	$21.71
Third Quarter	$23.80	$18.73
Second Quarter	$20.14	$13.78
First Quarter	$16.22	$11.69
Year Ended December 31, 2002:
Fourth Quarter	$23.45	$14.33
Third Quarter	$27.42	$21.31
Second Quarter	$30.25	$24.21
First Quarter	$29.95	$22.35

        As of December 31, 2003, there were approximately 75 holders of record of our Common Stock although we believe that there are a larger number of beneficial owners.

Dividend Policy

        We have never declared or paid any cash dividends on our Common Stock, and the payment of cash dividends on our Common Stock is prohibited under our credit facilities. We currently expect to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Equity Compensation Plan Information

        The information under the caption "Equity Compensation Plan Information" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 21, 2004 (2003 Proxy Statement) is incorporated herein by reference.

Item 6. Selected Consolidated Financial Data

(in thousands, except per share amounts)
Consolidated Statement of Income Data:

	Year Ended December 31,
	2003	2002	2001	2000	1999
Net sales	$310,563	$267,121	$224,974	$156,552	$156,590
Cost of sales	143,391	120,337	97,812	72,932	63,376

Gross profit	167,172	146,784	127,162	83,620	93,214
Selling and marketing expense	86,030	72,937	53,769	33,503	32,044
General and administrative expense	29,618	24,708	24,913	13,205	12,462
Research and development expense	6,133	4,910	7,055	4,104	2,965
Write-off of impaired manufacturing equipment	—	—	25,597	—	—
Restructuring and related expense	10,858	34,484	—	—	—
Acquired in-process research and development expense	—	—	4,150	—	—

Income from operations	34,533	9,745	11,678	32,808	45,743
Interest expense	(634)	(775)	(443)	(596)	(279)
Interest income	594	422	859	3,403	2,390
Other income (expense), net	1,881	3,511	(331)	20,477	(73)

Income before income taxes	36,374	12,903	11,763	56,092	47,781
Income taxes	(9,820)	(5,690)	(5,240)	(17,151)	(11,348)

Net income	$26,554	$7,213	$6,523	$38,941	$36,433

Net income per share data:
Net income per share (basic)	$1.11	$0.31	$0.28	$1.68	$1.60
Net income per share (diluted)	$1.09	$0.30	$0.27	$1.66	$1.55
Weighted average common shares outstanding	23,935	23,646	23,386	23,164	22,831
Weighed average dilutive potential common shares under the treasury stock method	405	772	672	258	614

Weighted average common and dilutive potential common shares outstanding	24,340	24,418	24,058	23,422	23,445

Other Data:
Depreciation and amortization	$25,293	$21,327	$19,539	$12,370	$8,526
Capital expenditures	31,786	34,514	44,296	27,163	46,388
	At December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash, short-term and long-term investments	$34,443	$11,667	$8,069	$66,740	$46,501
Working capital	121,012	104,650	64,689	102,314	73,353
Total assets	399,308	352,089	304,337	265,231	222,315
Total debt	17,288	31,150	16,048	5,728	3,442
Total stockholders' equity	301,845	249,950	229,891	221,714	183,609

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

  Financial Performance

  •
  Our net sales increased more than 16% in 2003 over 2002. This increase reflects our continued growth in unit sales internationally in Europe and Japan, primarily driven by sales of our daily and bi-weekly disposable products, and increases in unit sales of our disposable toric lens product in the United States and Europe. In 2003, 57% of our sales were generated outside the United States, compared to 51% in 2002 and 46% in 2001. For some products, such as daily and toric disposable lenses, our sales are currently constrained by our manufacturing capacity.

  •
  Gross profit percentage decreased to 53.8% in 2003 from 55.0% 2002, primarily due to increased international sales, including daily disposable product sales, which typically generate lower margins. In order to maintain or increase our gross profits, we are continuously focused on controlling and reducing our costs, most significantly by implementing new highly automated manufacturing facilities.

  •
  Operating expenses (other than restructuring and related expenses) were relatively constant as a percentage of net sales from 2002. We intend to increase our research and development and selling and marketing expenses in 2004 as we invest in long-term growth.

  •
  Our cash and cash equivalents increased by 200% to $34.2 million in 2003, despite reducing our debt by $13.9 million.

  Manufacturing

        In 2000 and 2001, we began production in new manufacturing facilities in Puerto Rico and the United Kingdom using a new automated process based on our current dry cast molding technology. This new process has reduced the cost per lens below its historical cost while substantially increasing production capacity to support continued growth in our sales. In December 2002, we embarked on a program to convert over 80% of our high volume production to this new, significantly automated process. Given the lower labor and space requirement of these processes, we will be able to consolidate our manufacturing operations into smaller total plant structure. Concurrently, we began relocating our non-daily disposable production lenses to Puerto Rico and commenced expansion of the Puerto Rican facility by approximately 60,000 square feet. Substantial progress was made on this initiative in 2003 and we anticipate completing this initiative in 2004. See note 10 of "Notes to consolidated financial statements" for further discussion on our restructuring initiative. In addition, over the past several years we have implemented additional cost reduction measures, such as blister packaging, automated inspection systems, automatic de-molding and in-monomer tinting.

Acquisitions

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

Critical Accounting Policies

        Our critical accounting policies are as follows:

  •
  revenue recognition;

  •
  estimating valuation allowances;

  •
  accounting for income taxes;

  •
  valuation of long-lived and intangible assets and goodwill; and

  •
  estimates inherent in purchase accounting;

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

        We specifically analyze the aging of accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, changes in customer payment terms and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. We sell our products to a diverse group of optometrists, optical retailers, optical product distributors and ophthalmologists, and therefore the concentration of credit risk with respect to accounts receivable is limited due to the large number and diversity of customers across broad geographic areas. Accounts receivable from customers are uncollateralized. To reduce credit risk, we perform ongoing credit evaluations of significant customers' respective financial conditions. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

        In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This is a complex process due to the multiple tax jurisdictions within which we operate and the overall complexity of our corporate structure. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. We are presently under routine examination by local tax authorities in several of the tax jurisdictions, including the United States, that we operate in. As a result of these examinations, or in the event that actual results differ from these estimates or we adjust these estimates in future periods, our financial position and results of operations could be materially impacted.

Valuation of Long-Lived and Intangible Assets and Goodwill

        We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Goodwill and certain intangible assets, which are not subject to amortization, are periodically reviewed for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

        For assets to be held and used, including acquired intangibles, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of intangible assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in this process.

        In January 2002, SFAS No. 142 became effective and as a result, we ceased to amortize goodwill and assembled workforce beginning January 1, 2002. As of December 31, 2003, unamortized goodwill and assembled workforce was approximately $47 million. In lieu of amortization, we were required to perform an annual impairment review. During the fourth quarter of 2003, we performed our annual impairment test and concluded that there is no impairment of our goodwill. In the future, we will perform the annual impairment test required by SFAS No. 142 in the fourth quarter of each year. We cannot assure you that a material impairment charge will not be recorded in the future.

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

Results of Operations

        The following table summarizes certain items on the consolidated statements of operations as a percentage of sales:

	Years Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	46.2	45.0	43.5

Gross profit	53.8	55.0	56.5
Selling and marketing expenses	27.7	27.3	23.9
General and administrative expenses	9.5	9.2	11.1
Research and development expenses	2.0	1.8	3.1
Write-off of impaired manufacturing equipment	—	—	11.4
Restructuring and related expenses	3.5	12.9	—
Acquired in-process research and development expenses	—	—	1.8

Income from operations	11.1	3.6	5.2
Interest and other income, net	0.6	1.2	—

Income before taxes	11.7	4.8	5.2
Provision for income taxes	(3.2)	(2.1)	(2.3)

Net income	8.5%	2.7%	2.9%

Net Sales

        Net sales were $310.6 million in 2003, an increase of 16.3% from 2002. Net sales were $267.1 million in 2002, an increase of 18.7% from 2001. The increase in 2003 was primarily due to our continued growth in the international markets and in our worldwide sales of our disposable toric lenses. The increase in 2002 was due to additional sales in Japan generated by the Seiko acquisition (which was completed in 2002), increased sales of our disposable toric and color lens products and growth in international sales in addition to Japan.

        U.S. sales were $133.2 million, $130.9 million and $121.5 million for 2003, 2002 and 2001, respectively, representing increases of 1.7% in 2003 and 7.8% in 2002. The slight increase in 2003 was primarily due continued growth in sales of our disposable torics lenses offset by a decline in sales of our conventional reusable product lines. The increase in 2002 was due to increased sales in our disposable torics and color lenses.

        International sales were $177.4 million, $136.2 million and $103.5 million for 2003, 2002 and 2001, respectively, representing increases of 30.2% in 2003 and 31.6% in 2002. The increase in 2003 was primarily due to strong growth in unit sales in the European and Japanese markets and to the weakening of the U.S dollar against foreign currencies. The increase in 2002 was due to the strengthening of our position in Europe and our increased distribution network in Japan, which resulted from the Seiko acquisition. On a constant currency basis, international sales grew 16.9% and 26.8% in 2003 and 2002, respectively.

Gross Profit

        Gross profit was $167.2 million, $146.8 million and $127.2 million for 2003, 2002 and 2001, respectively. Gross margins, expressed as a percentage of net sales, were 53.8%, 55.0% and 56.5% for 2003, 2002 and 2001, respectively. The decrease in the 2003 gross margin, reflect the continued increase in sales of daily disposable lenses in international markets, as these lenses typically generate lower gross margins than other products lines, as well as increases in inventory reserves. The decrease in the 2002 gross margins percentage was primarily due to unfavorable product mix and declining average selling prices. The unfavorable mix resulted from an increase in sales of daily disposable products, at gross margins lower than other products.

Selling and Marketing Expenses

        Selling and marketing expenses are comprised primarily of sample diagnostic products provided to eye-care practitioners without charge, salaries, commissions and benefits for selling, marketing and distribution personnel, and certain non-manufacturing depreciation and facilities costs.

        Selling and marketing expenses were $86.0 million in 2003, an increase of 18.0% from 2002. Selling and marketing expenses were $72.9 million in 2002, an increase of 35.6% from 2001. As a percentage of net sales, selling and marketing expenses were 27.7%, 27.3% and 23.9% for 2003, 2002 and 2001, respectively.

        The increase in selling and marketing expenses in absolute dollars in 2003 compared to 2002 was due to higher distribution costs due to increased sales, increases in expenditures related to new product launches, promotional programs, primarily in the U.S, the weaker U.S dollar and additional sales expense in Japan as a result of the Seiko acquisition. We expect selling and marketing expenses to continue to increase in dollars and as a percentage of sales in 2004.

        The increase in selling and marketing expenses in absolute dollars and as a percentage of net sales in 2002 compared to 2001 was primarily due to additional expense in Japan, associated with the Seiko acquisition, and increased expenditures related to new product launches and promotional programs. Seiko was acquired in April of 2002.

General and Administrative Expense

        General and administrative expenses are comprised primarily of salaries and benefits for general and administrative personnel, professional services, and certain non-manufacturing depreciation and facilities costs.

        General and administrative expenses were $29.6 million in 2003, an increase of 19.9% from 2002. General and administrative expenses were $24.7 million in 2002, a decrease of 0.8% from 2001. As a percentage of sales, general and administrative expenses were 9.5%, 9.2% and 11.1% for 2003, 2002 and 2001, respectively.

        In absolute dollars, the increases in 2003 as compared to 2002, are due to higher professional services expenses.

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

        Research and development expenses were $6.1 million in 2003, an increase of 24.9% from 2002. Research and development expenses were $4.9 million in 2002, a decrease of 30.4% compared to 2001. As a percentage of sales, research and development expense were 2.0%, 1.8% and 3.1% for 2003, 2002 and 2001, respectively.

        The increase in absolute dollars in 2003 is consistent with our efforts to increase investments in manufacturing process and new product development projects. We expect our research and development expenses, in absolute dollars and as a percentage of sales, to continue to grow in 2004.

        The decrease in absolute dollars and as a percentage of net sales in 2002 compared to 2001 was due to the timing of new product development projects.

Write-Off of Impaired Manufacturing Equipment

        The write-off of impaired manufacturing equipment was attributable to the implementation of our second generation daily disposable manufacturing process in the United Kingdom during 2001. This new facility uses our second generation manufacturing process and adds considerable daily disposable manufacturing capacity while reducing manufacturing costs. With the implementation of the first production line utilizing the second generation manufacturing process, we concluded that certain existing manufacturing equipment had become impaired. As a result, we recorded during the fourth quarter of 2001, a charge of $25.6 million for the write-off of impaired manufacturing equipment arising from the second generation manufacturing process.

Restructuring and Related Expenses

        During the fourth quarter of 2002, we accelerated the implementation of our second-generation manufacturing process throughout our high volume product lines. Given the lower labor and space requirements of these processes, we are consolidating our manufacturing operations into a smaller total plant structure. The initiative will allow us to meet volume production goals in substantially less space with lower manufacturing overhead. We believe that this initiative will result in an annual cost savings of $40 million beginning in 2005. We expect the initiative to be completed in 2004. We expect to incur total restructuring and related expenses of $50-$55 million in connection with this initiative. Approximately $25 million of these expenses are expected to be non-cash.

        As a result of this initiative, we recorded a restructuring charge of approximately $34.5 million in the fourth quarter of 2002. This restructuring was recorded in accordance with the terms of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)." Of the $34.5 million, approximately $24.7 million related to impairment of property and equipment, $4.7 million related to employee severance and benefit costs, $4.4 million related to leased facilities that will be abandoned within one year and the remaining $0.7 million relates to costs, such as professional fees related to the initiative. We recorded additional restructuring charges of approximately $10.9 million during 2003, of the $10.9 million, approximately $7.1 million related to severance and other salary related and benefit costs, and $3.8 million related to other costs. We expect to incur $8-$10 million in restructuring expense in 2004.

        Of the $45.3 million of restructuring charges incurred since the inception of the restructuring initiative, $9.2 million of cash has been spent. We anticipate spending an additional $15-$20 million in cash related to the restructuring initiative in 2004. Approximately $10 million of this cash to be spent on restructuring in 2004 has already been accrued as of December 31, 2003.

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

Other Income, Net

        Other income primarily consists primarily of net foreign exchange gains and losses

Income Taxes

        Our effective tax rates were 27.0%, 44.1%, and 44.5% in 2003, 2002 and 2001, respectively. The higher effective tax rate for 2002 and 2001 was attributable to the write-off of impaired manufacturing equipment and restructuring and related expenses incurred in a lower tax jurisdiction. Excluding the tax effect of these items, the tax rate in 2003, 2002 and 2001 would have been 19.5%, 17.5% and 18.0%, respectively. The effective tax rate, prior to restructuring and related expenses is expected to be approximately 22.0% in 2004, due to increased international income generated in higher tax jurisdictions.

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

Sources and Uses of Cash

        Cash and cash equivalents at December 31, 2003 of $34.2 million increased from a December 31, 2002 balance of $11.4 million. Working capital increased to $121.0 million in December 31, 2003 from $104.7 million at December 31, 2002.

        The increase in cash and cash equivalents in 2003 was primarily due to cash flow from operations of $54.7 million, primarily net income ($26.6 million) adjusted for non-cash depreciation and amortization ($25.3 million) and increases in accrued liabilities ($13.3 million). We used $4.8 million for financing activities, paying down our short-term and long-term borrowings by $13.9 million, offset by $9.1 million of proceeds from stock issuances. Approximately $31.8 million of cash was spent on capital expenditures. We currently expect to incur approximately $40 million in capital expenditures in 2004. Additionally, we anticipate spending an additional $15-$20 million in cash related to the restructuring initiative in 2004.

        The following table summarizes our contractual cash obligations as of December 31, 2003 (in thousands):

	Long-term Debt	Operating Leases
Year Ending December 31,
2004	411	7,230
2005	14,850	6,491
2006	349	3,947
2007	378	3,508
2008	411	2,406
Thereafter	889	6,786

	$17,288	$30,368	*

*
Includes approximately $4 million of obligation accrued in conjunction with our restructuring activities.

        On April 16, 2002, we completed a new $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank's prime rate or 1.00% to 1.50% above the euro-dollar rate depending on our ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans not to exceed $40 million at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios. As of December 31, 2003, there were $14.5 million of revolving loans outstanding under this credit agreement and the interest rate was 2.17% and 3.0% on loan balances of $10 million and $4.5 million, respectively. This revolving loan is included in long-term liabilities in the accompanying balance sheet as of December 31, 2003 based on our ability and intent to defer payment beyond December 31, 2004. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of our Barbados and Canadian subsidiaries. As of December 31, 2003, we were in compliance with our covenants.

        On December 29, 2003, our subsidiary, Ocular Sciences K.K. (Japan) completed a new unsecured 1.5 billion Yen credit facility with one bank, guaranteed by Ocular Sciences, Inc. Revolving loans under this facility mature on December 26, 2004, and bear interest on the outstanding principal amount thereof at a rate per annum equal to the applicable adjusted Euroyen Rate for the Interest Period plus 0.95%. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios that are substantially the same as those in our $50 million revolving credit facility. As of December 31, 2003, we were in compliance with these covenants. As of December 31, 2003, there was no balance outstanding under this credit agreement.

Recently Issued Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June 2002. SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability be adjusted for changes in estimated cash flows. We adopted SFAS No. 146 effective January 1, 2003 on a prospective basis.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on our financial statements.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted SFAS No. 148 effective January 1, 2003 and we have made the disclosure requirements under Other Significant Accounting Policies of the "Notes to consolidated financial statements" section of this Form 10-K.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which requires variable interest entities, previously referred to as special-purpose entities or off-balance sheet structures, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity's activities or is entitled to receive a majority of the entity's returns or both. The consolidation provisions of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after December 15, 2003 and have not had a material impact on our consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after September 30, 2003, with certain exceptions, and for hedging relationships designated after September 30, 2003. We adopted SFAS 149 effective October 1, 2003. Adoption of SFAS No. 149 did not have a material impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 effective July 1, 2003. The statement has not had a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        We have long-term debt outstanding, which we carry at cost, with an interest rate, which is referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. Holding debt levels constant, a one-percentage point increase in interest rates would decrease pre-tax earnings and cash flows for variable rate debt by approximately $145,000 and $280,000 as of December 31, 2003 and 2002, respectively.

Impact of Foreign Currency Rate Changes

        We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables and payables, forecasted sales transactions, and net investment in certain foreign operations. To address increasing international growth and related currency risks, we implemented a foreign currency exposure management policy in October of 2003. Our policy is to enter into foreign exchange forward contracts to mitigate the impact of currency fluctuations on both existing foreign currency asset and liability balances as well as to reduce the risk to earnings and cash flows associated with anticipated foreign currency transactions, including certain intercompany equipment sale and leaseback transactions. The gains and losses on the foreign exchange forwards are intended to partially offset the transaction gains and losses recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes. Under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) all derivatives are to be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings.

        Cash Flow Hedging:    In fiscal year 2003, we began designating and documenting foreign exchange forward contracts related to forecasted transactions as cash flow hedges. We calculate hedge effectiveness, excluding time value, at least quarterly. The change in the fair value of the derivative on a spot to spot basis is compared to the spot to spot change in the anticipated transaction, with the effective portion recorded in Other Comprehensive Income (OCI) until the anticipated transaction is recognized in income. We record any ineffectiveness, including the excluded time value of the hedge in other income/(expense) on our consolidated statement of operations, which was immaterial in 2003. In the event it becomes probable that a hedged anticipated transaction will not occur the gains or losses on the related cash flow hedges will immediately be reclassified from OCI to other income and expense. At December 31, 2003, the outstanding cash flow hedging derivative had a maturity of less than 12 months.

        The following table summarizes impact of cash flow hedges on OCI in 2003 (in thousands).

At December 31, 2002	$—
Net change on cash flow hedges	(505)
Reclassification to other income (expense)	57

At December 31, 2003	$(448)

        The entire value in OCI at 2003 was associated with losses on anticipated interest income on a long term Euro asset. We anticipate reclassifying $64K of the loss to earnings within 12 months.

        Balance Sheet Hedging:    We manage the foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts with maturities of less than 12 months. Changes in fair value of these derivatives are recognized currently in other income and expense and substantially offset the remeasurement gains and losses associated with the foreign currency denominated assets and liabilities.

        Our outstanding net foreign exchange forward contracts as of December 31, 2003 are presented (in thousands) in the table below. Weighted average forward rates are quoted using market conventions.

	Net Notional Amount	Weighted Average Rate
Cash Flow Hedges:
Euro Sold	6,928	1.1746
Balance Sheet Hedges
Euro Sold	39,364	1.1747
British Pound Sold	9,648	1.7002
Japanese Yen Sold	13,934	107.65

Item 8. Financial Statements and Supplementary Data

OCULAR SCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$34,187	$11,414
Accounts receivable, less allowance for sales returns and doubtful accounts of $3,596 and $3,818 for 2003 and 2002, respectively	57,906	56,416
Inventories	70,646	74,515
Prepaid expenses and other current assets	36,804	28,572

Total Current Assets	199,543	170,917
Property and equipment, net	134,903	119,941
Intangible assets, net	60,330	55,815
Loans to officers and employees	437	956
Other assets	4,095	4,460

Total assets	$399,308	$352,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,076	$10,009
Accrued liabilities	69,044	55,838
Current portion of long-term debt	411	420

Total current liabilities	78,531	66,267
Deferred income taxes	988	4,200
Other liabilities	1,067	942
Long-term debt, less current portion	16,877	30,730

Total liabilities	97,463	102,139

Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.001 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 24,373,871 and 23,811,638 shares issued and outstanding for 2003 and 2002, respectively	24	24
Additional paid-in capital	101,093	91,632
Retained earnings	182,391	155,837
Accumulated other comprehensive income	18,337	2,457

Total stockholders' equity	301,845	249,950

Total liabilities and stockholders' equity	$399,308	$352,089

See accompanying notes to consolidated financial statements.

OCULAR SCIENCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2003	2002	2001
Net sales	$310,563	$267,121	$224,974
Cost of sales	143,391	120,337	97,812

Gross profit	167,172	146,784	127,162
Selling and marketing expenses	86,030	72,937	53,769
General and administrative expenses	29,618	24,708	24,913
Research and development expenses	6,133	4,910	7,055
Write-off of impaired manufacturing equipment	—	—	25,597
Restructuring and related expenses	10,858	34,484	—
Acquired in-process research and development expenses	—	—	4,150

Income from operations	34,533	9,745	11,678
Interest expense	(634)	(775)	(443)
Interest income	594	422	859
Other income (expense), net	1,881	3,511	(331)

Income before taxes	36,374	12,903	11,763
Income taxes	(9,820)	(5,690)	(5,240)

Net income	$26,554	$7,213	$6,523

Net income per share data:
Net income per share (basic)	$1.11	$0.31	$0.28
Net income per share (diluted)	$1.09	$0.30	$0.27
Weighted average common shares outstanding	23,935,066	23,645,922	23,386,179
Weighted average dilutive potential common shares under the treasury stock method	404,987	771,929	672,065
Total weighted average common and dilutive potential common shares outstanding	24,340,053	24,417,851	24,058,244

See accompanying notes to consolidated financial statements.

OCULAR SCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share amounts)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock					Treasury Stock
			Additional Paid-in Capital	Retained Earnings				Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balances as of December 31, 2000	23,308,035	$23	$82,379	$142,101	$(2,058)	(62,500)	$(731)	$221,714
Exercise of employee stock options	211,650	1	2,903	—	—	—	—	2,904
Income tax benefits from stock options exercised	—	—	474	—	—	—	—	474
Comprehensive Income:
Net income	—	—	—	6,523	—	—	—	6,523
Other comprehensive loss	—	—	—	—	(1,724)	—	—	(1,724)

Comprehensive income	—	—	—	—	—	—	—	4,799
Retirement of Treasury Stock	(62,500)	—	(731)	—	—	62,500	731	—

Balances as of December 31, 2001	23,457,185	24	85,025	148,624	(3,782)	—	—	229,891
Exercise of employee stock options	354,453	—	5,159	—	—	—	—	5,159
Income tax benefits from stock options exercised	—	—	1,448	—	—	—	—	1,448
Comprehensive Income:
Net income	—	—	—	7,213	—	—	—	7,213
Other comprehensive income	—	—	—	—	6,239	—	—	6,239

Comprehensive income	—	—	—	—	—	—	—	13,452

Balances as of December 31, 2002	23,811,638	24	91,632	155,837	2,457	—	—	249,950
Exercise of employee stock options	562,233	—	9,082	—	—	—	—	9,082
Income tax benefits from stock options exercised	—	—	379	—	—	—	—	379
Comprehensive Income:
Net income	—	—	—	26,554	—	—	—	26,554
Other comprehensive income	—	—	—	—	15,880	—	—	15,880

Comprehensive income	—	—	—	—	—	—	—	42,434

Balances as of December 31, 2003	24,373,871	$24	$101,093	$182,391	$18,337	—	$—	$301,845

See accompanying notes to consolidated financial statements.

OCULAR SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income	$26,554	$7,213	$6,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,293	21,327	19,539
Amortization of loans to officers	358	382	120
Income tax benefits from stock options exercised	379	1,448	474
Provision for sales returns and doubtful accounts	(221)	1,557	335
In-process research and development	—	—	4,150
Write-off of impaired manufacturing equipment	—	24,701	25,597
Exchange gain	(1,378)	(2,295)	(153)
Deferred income taxes	(5,361)	5,396	(934)
Changes in operating assets and liabilities:
Accounts receivable	(1,267)	(18,581)	(13,502)
Inventories	3,869	(19,063)	(12,492)
Prepaid expenses, other current and non-current assets	(5,968)	(10,830)	(10,175)
Accounts payable	(933)	(4,465)	5,559
Accrued and other liabilities	13,330	18,620	(582)

Net cash provided by operating activities	54,655	25,410	24,459

Cash flows from investing activities:
Purchases of property and equipment	(31,786)	(34,514)	(44,296)
Loans to officers and employees	—	—	(1,625)
Sales and maturities of short-term and long-term investments	—	—	11,618
Payment for acquisitions, net of cash acquired	—	(10,294)	(48,562)
Other	—	25	(5)

Net cash used in investing activities	(31,786)	(44,783)	(82,870)

Cash flows from financing activities
Proceeds from issuance of debt	97,500	70,000	28,000
Repayment of short-term and long-term debt	(111,362)	(55,194)	(18,255)
Proceeds from issuance of common stock	9,082	5,159	2,904

Net cash (used in) provided by financing activities	(4,780)	19,965	12,649

Effect of exchange rate changes on cash and cash equivalents	4,684	3,033	(1,558)
Net increase (decrease) in cash and cash equivalents	22,773	3,625	(47,320)
Cash and cash equivalents at the beginning of year	11,414	7,789	55,109

Cash and cash equivalents at the end of year	$34,187	$11,414	$7,789

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$648	$782	$431
Taxes	$10,376	$8,718	$14,796
Non-cash investing and financing activities:
Retirement of treasury stock	$—	$—	$731
Accounts receivable exchanged in the acquisition of Seiko	$—	$11,215	$—

See accompanying notes to consolidated financial statements.

OCULAR SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

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

Note 2. Significant Accounting Policies

Critical Accounting Policies

        The Company's critical accounting policies are as follows:

  •
  revenue recognition;

  •
  estimating valuation allowances;

  •
  accounting for income taxes;

  •
  valuation of long-lived and intangible assets and goodwill; and

  •
  estimates inherent in purchase accounting;

Revenue Recognition

        Revenue is recognized based on the terms of sale with the customer, generally upon product shipment. The Company has established programs that, under specified conditions, enable its customers to return product. The Company establishes reserves for estimated returns and allowances at the time revenues are recognized. In addition, accruals for customer discounts and rebates are recorded when revenues are recognized. Amounts billed to customers in sale transactions related to shipping and handling are classified as revenue. The process of establishing reserves requires significant management judgment. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company's financial position and results of operations could be materially impacted.

Estimating Valuation Allowances

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

        The Company specifically analyzes the aging of accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, changes in customer payment terms and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. The Company sells its products to a diverse group of optometrists, optical retailers, optical product distributors and ophthalmologists, and therefore the concentration of credit risk with respect to accounts receivable is limited due to the large number and diversity of customers across broad geographic areas. Accounts receivable from customers are uncollateralized. To reduce credit risk, the Company performs ongoing credit evaluations of significant customers' respective financial conditions. It establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

        In preparing its consolidated financial statements, the Company is required to estimate our income taxes in each of the jurisdictions in which it operates. This is a complex process due to the multiple tax jurisdictions within which the Company operates and the overall complexity of the Company's corporate structure. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. The Company is presently under routine examination by local tax authorities in several of the tax jurisdictions, including the United States, that the Company operates in. As a result of these examinations, or in the event that actual results differ from these estimates or it adjusts these estimates in future periods, the Company's financial position and results of operations could be materially impacted.

Valuation of Long-Lived and Intangible Assets and Goodwill

        The Company periodically reviews long-lived assets and certain identifiable intangible assets for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Goodwill and certain intangible assets, which are not subject to amortization, are periodically reviewed for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

        For assets to be held and used, including acquired intangibles, the Company initiates its review whenever events or changes in circumstances indicate that the carrying amount of intangible assets may not be recoverable. Recoverability of an asset is measured by comparison of its carrying amount to the expected future undiscounted cash flows (without interest charges) that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. Significant management judgment is required in this process.

        In January 2002, SFAS No. 142 became effective and as a result, the Company ceased to amortize goodwill and assembled workforce beginning January 1, 2002. As of December 31, 2003, unamortized goodwill and assembled workforce was approximately $47 million. In lieu of amortization, the Company is required to perform an annual impairment review. During the fourth quarter of 2003, it performed its annual impairment test and concluded that there is no impairment of its goodwill. In the future, the Company will perform the annual impairment test required by SFAS No. 142 in the fourth quarter of each year. The Company cannot assure you that a material impairment charge will not be recorded in the future.

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

Reclassifications

        Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Cash and Cash Equivalents

        Cash equivalents consist money market instruments and government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings.

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

Advertising Costs

        Advertising and promotion costs are expensed as they occur. The Company's advertising and promotion costs were approximately $2,554,000, $2,172,000, and $2,194,000 for 2003, 2002, and 2001, respectively.

Foreign Currencies

        The functional currencies of the Company's subsidiaries are their respective local currencies. Accordingly, the subsidiaries translate all asset and liability accounts at current exchange rates in effect at the balance sheet date and statement of income accounts at average exchange rates during the period. Translation adjustments arising from differences in exchange rates from period to period are included in the consolidated financial statements as a component of other comprehensive income (loss) in stockholders' equity. Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency and are included in other income (expense), net. The Company enters into foreign exchange forward contracts intended to reduce the short-term impact of foreign currency fluctuations on products sold internationally in currencies other than the purchasing entity's functional currency. Additionally, the Company enters into foreign exchange forward contracts on certain intercompany equipment sale and leaseback transactions. The gains and losses on the foreign exchange forwards are intended to partially offset the transaction gains and losses recognized in earnings. The Company does not enter into foreign exchange forward contracts for speculative purposes. The Company's foreign exchange forward contracts are generally six months or less in original maturity. Foreign currency transaction gains were $1.4 million, $2.3 million and $0.2 million for 2003, 2002 and 2001, respectively.

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

        Options to purchase 1,911,905, 942,820 and 1,167,660 shares of the Company's common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company's common stock of $19.73, $24.53 and $20.35 per share for 2003, 2002 and 2001 respectively.

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

        The following table illustrates, pursuant to SFAS No. 123, as amended by SFAS No. 148, the effect on net income and related net income per share, had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123:

	December 31,
	2003	2002	2001
Net income:
As reported	$26,554	$7,213	$6,523
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,566	3,843	3,366

Pro forma	$23,988	$3,370	$3,157
Net income per common share (basic):
As reported	$1.11	$0.31	$0.28
Pro forma	1.00	0.14	0.14
Net income per common share (diluted):
As reported	$1.09	$0.30	$0.27
Pro forma	0.99	0.14	0.13

        In 2003, 2002 and 2001, the Company calculated the fair value of options using the Black-Scholes option-pricing model. The assumptions used were as follows:

	2003	2002	2001
Weighted-average risk free interest rate	1.21%	3.36%	4.19%
Expected life (years)	4	4	4
Volatility	36.0%	46.5%	45.0%
Dividend yield	—	—	—

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

New Accounting Standards

        The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" in June 2002. SFAS No. 146 addresses accounting and reporting for costs associated with exit and disposal activities and supercedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as defined by the Statement. Under EITF 94-3, an exit cost was recognized at the date an entity committed to an exit plan. Additionally, SFAS No. 146 provides that exit and disposal costs should be measured at fair value and that the associated liability be adjusted for changes in estimated cash flows. The Company adopted SFAS No. 146 effective January 1, 2003 on a prospective basis.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and have not had a material effect on our financial statements.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation."SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted SFAS No. 148 effective January 1, 2003.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which requires variable interest entities, previously referred to as special-purpose entities or off-balance sheet structures, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity's activities or is entitled to receive a majority of the entity's returns or both. The consolidation provisions of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after December 15, 2003 and have not had a material impact on the Company's consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after September 30, 2003, with certain exceptions, and for hedging relationships designated after September 30, 2003. The Company adopted SFAS 149 effective October 1, 2003. Adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 effective July 1, 2003. The statement has not had a material impact on the Company's consolidated financial statements.

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

	Accrual as of December 31, 2001	Payments	Translation Adjustments	Accrual as of December 31, 2002	Payments	Adjustment to Goodwill	Translation Adjustments	Accrual as of December 31, 2003
Severance costs	$6,703	$(3,015)	$867	$4,555	$(1,131)	$(254)	$639	$3,809
Facility costs	811	(177)	149	783	(238)	—	110	655
Equipment and dismantling costs	250	(27)	55	278	—	—	56	334
Miscellaneous costs	107	(23)	18	102	(88)	—	3	17

Total	$7,871	$(3,242)	$1,089	$5,718	$(1,457)	$(254)	$808	$4,815

        Management began formulating the plans to exit certain activities and facilities of the acquired Essilor operations at the time of the acquisition and expect to complete the activities in 2005. Management had initially contemplated completing the Plan by mid-2003. Due to circumstances not existing at the time the Plan was formulated, management will not be able to complete the Plan until 2005. However, the actions contemplated under the terms of the original Plan remain the same actions that will be completed in 2004 and 2005.

        The purchase price was more than the fair value of the net assets acquired (approximately $21 million) resulting in goodwill of approximately $27.6 million. Subsequent to December 31, 2001, goodwill and assembled workforce have not been subject to amortization due to their infinite lives.

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

2001
Net sales	$229,173
Net income	$10,244
Net income per share:
Basic	$0.44
Diluted	$0.43

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

$21,618

        Goodwill has not been subject to amortization due to its indefinite life. Customer lists and favorable contracts are included as components of intangible assets and are being amortized on a straight-line basis over their useful lives as listed in the table below:

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

	Accrual as of April 1, 2002	Payments	Translation Adjustments	Accrual as of December 31, 2002	Payments	Translation Adjustments	Accrual Adjustment	Accrual as of December 31, 2003
Severance costs	$277	$(236)	$5	$46	$(101)	$—	$55	$—
Facility and other exit costs	1,710	—	196	1,906	(238)	171	19	1,858

Total	$1,987	$(236)	$201	$1,952	$(339)	$171	$74	$1,858

        Management began formulating the plans to exit certain activities and facilities of the acquired Seiko operations at the time of the acquisition and expects to complete all actions under such plans by 2004.

        The following table reflects unaudited pro forma combined results of operations of the Company and Seiko on the basis that the acquisition had taken place on January 1, 2001 (in thousands, except per share data):

	December 31, 2002	December 31, 2001
Net sales	$268,120	$250,071
Net income	$7,257	$458
Net income per share:
Basic	$0.31	$0.02
Diluted	$0.30	$0.02

Note 4. Goodwill and Other Intangible Assets

        Goodwill and other intangible assets (gross) consisted of the following (in thousands):

	December 31, 2003	December 31, 2002
Goodwill	$45,537	$39,814
Intangible assets subject to amortization	23,858	22,150
Intangible assets not subject to amortization	3,630	3,630

	$73,025	$65,594

        Accumulated amortization consisted of the following (in thousands):

	December 31, 2003	December 31, 2002
Goodwill	$2,132	$2,067
Intangible assets subject to amortization	10,088	7,237
Intangible assets not subject to amortization	475	475

	$12,695	$9,779

        Goodwill and other intangible assets, net of accumulated depreciation, consisted of the following (in thousands):

	December 31, 2003	December 31, 2002
Goodwill	$43,405	$37,747
Intangible assets subject to amortization	13,770	14,913
Intangible assets not subject to amortization	3,155	3,155

	$60,330	$55,815

        The total weighted average amortization period of intangible assets subject to amortization is approximately 10 years.

        The change in Goodwill and intangible assets not subject to amortization is due primarily due to fluctuation in foreign exchange rate during the current year.

        Intangible assets subject to amortization consist primarily of marketing rights, patents, customer lists, core technology and trade names. Amortization expense for intangible assets subject to amortization amounted to approximately $2,160,000, $1,930,000 and $1,550,000 for 2003, 2002 and 2001, respectively.

        Amortization expense for each of the five succeeding years will amount to approximately (in thousands):

Year ending December 31,	Amortization expense
2004	$2,300
2005	2,200
2006	2,200
2007	1,400
2008	1,200

Total	$9,300

        As required under SFAS No. 142, the Company has ceased to amortize goodwill and assembled workforce beginning January 1, 2002. As of December 31, 2003, unamortized goodwill and assembled workforce was approximately $47 million. This reduction in amortization effective January 1, 2002 may affect the comparability of current period results of operations with prior periods. The following table discloses what reported net income, including income tax effects, and basic and diluted net income per share would have been in all periods presented exclusive of amortization expense (in thousands, except for per share amounts):

	December 31,
	2002	2001
Net income:
Reported net income:	$7,213	$6,523
Add back: Goodwill amortization	—	1,910
Add back: Assembled workforce amortization	—	372

Adjusted net income:	$7,213	$8,805

	December 31,
	2002	2001
Basic net income per share:
Reported net income:	$0.31	$0.28
Goodwill amortization	—	.08
Assembled workforce amortization	—	.02

Adjusted net income:	$0.31	$0.38

	December 31,
	2002	2001
Diluted net income per share:
Reported net income:	$0.30	$0.27
Goodwill amortization	—	.08
Assembled workforce amortization	—	.02

Adjusted net income:	$0.30	$0.37

Note 5. Balance Sheet Items

        Inventories consisted of the following (in thousands):

	December 31, 2003	December 31, 2002
Raw materials	$7,232	$6,339
Work in process	2,607	2,376
Finished goods	60,807	65,800

	$70,646	$74,515

        Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2003	December 31, 2002
Refundable income taxes	$11,690	$16,131
Value added taxes receivable	15,023	3,079
Other prepaid expenses and current assets	10,091	9,362

	$36,804	$28,572

        Property and equipment, net consisted of the following (in thousands):

	December 31,
	2003	2002
Equipment and machinery	$167,741	$137,627
Furniture and fixtures	6,161	6,019
Vehicles	257	223
Building and leasehold improvements	53,196	49,395
Construction in progress	28,762	24,109

	256,117	217,373
Less: accumulated depreciation and amortization	(121,214)	(97,432)

	$134,903	$119,941

        In 2001, the Company implemented a second generation daily disposable manufacturing process in the United Kingdom. With the implementation of the first production line utilizing the second generation manufacturing process, it was concluded that certain existing manufacturing equipment had become impaired. As a result, the Company recorded a charge of $25.6 million in the fourth quarter of 2001.

        During the fourth quarter of 2002, the Company accelerated the implementation of its second-generation manufacturing process throughout its high volume product lines. Given the lower labor and space requirements of this manufacturing process, the Company can consolidate its manufacturing operations into a smaller total plant structure. The initiative will allow the Company to meet volume production goals in substantially less space with lower manufacturing overhead. As a result of this initiative, the Company recorded a restructuring charge of approximately $34.5 million in 2002. Of the $34.5 million, approximately $24.7 million related to impairment of property and equipment.

        Accrued liabilities consisted of the following (in thousands):

	December 31, 2003	December 31, 2002
Accrued expenses and interest	$31,943	$19,419
Restructuring and acquisition accruals	19,292	17,287
Accrued cooperative merchandising allowances	7,070	9,896
Income taxes payable	10,739	9,236

	$69,044	$55,838

        Long-term debt consisted of the following (in thousands):

	December 31,
	2003	2002
Revolving loan from bank, due April 16, 2005, bearing interest at the bank's Eurodollar rate plus 1.00%	$10,000	$26,000
Revolving loan from bank, due April 16, 2005, bearing interest at the bank's prime rate less 0.50%	4,500	2,000
Financing obligation due to PRIDCO with monthly payment of $41,886 beginning in March 1, 2003 through February 1, 2010 bearing an effective interest of 6.93% and 4.11% for 2003 and 2002, respectively	2,643	2,918
Other	145	232

Total long-term debt	17,288	31,150
Less current portion of long-term debt	(411)	(420)

	$16,877	$30,730

        On April 16, 2002, the Company completed a $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank's prime rate or 1.00% to 1.50% above the euro-dollar rate depending on its ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans not to exceed $40 million at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, require the Company to maintain certain financial ratios. As of December 31, 2003, there were $14.5 million of revolving loans outstanding under this credit agreement and the interest rate was 2.17% and 3.0% on loan balances of $10 million and $4.5 million, respectively. This revolving loan is included in long-term liabilities in the accompanying balance sheet as of December 31, 2003 based on our ability and intent to defer payment beyond December 31, 2004. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of its Barbados and Canadian subsidiaries. As of December 31, 2003, the Company was in compliance with its covenants.

        On December 29, 2003, the Company's subsidiary, Ocular Sciences K.K. (Japan) completed a new unsecured 1.5 billion Yen credit facility with one bank, guaranteed by Ocular Sciences, Inc. Revolving loans under this facility mature on December 26, 2004, and bear interest on the outstanding principal amount thereof at a rate per annum equal to the applicable adjusted Euroyen Rate for the Interest Period plus 0.95%. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios that are substantially the same as those in the Company's $50 million revolving credit facility. As of December 31, 2003, the Company was in compliance with these covenants. As of December 31, 2003, there was no balance outstanding under this credit agreement.

        Annual maturities of long-term debt are as follows (in thousands): 2004—$411; 2005—$14,850; 2006—$349; 2007—$378; 2008—$411; thereafter—$889.

Note 6. Operating Leases

        The future minimum annual operating lease payments under non-cancelable lease obligations with an initial term in excess of one year, as of December 31, 2003, are as follows (in thousands):

	Operating Leases
Year Ending December 31,
2004	7,230
2005	6,491
2006	3,947
2007	3,508
2008	2,406
Thereafter	6,786

	$30,368	*

*
Includes approximately $4 million of obligation accrued in conjunction with the Company's restructuring activities.

        Rent expense on operating leases for the Company's offices, warehouse facilities and certain equipment was approximately $7.8 million, $7.0 million, and $4.3 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Note 7. Common Stock

Certain Anti-Takeover Provisions

        The Company's Board of Directors has the authority to issue up to 4,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

Share Repurchase Plan and Treasury Stock

        On July 27, 2000, the Company announced the approval by the Board of Directors of a two million share repurchase program. Under the repurchase plan, shares may be repurchased, subject to market and business conditions, at management's discretion on the open market. During 2000, the Company reacquired 62,500 shares of common stock, were reflected as treasury stock. During 2001, the Company retired those 62,500 shares.

Stock-based Compensation Plans

        The Company has the following stock-based compensation plans:

        (i)    1989 Stock Option Plan

  The 1989 Stock Option Plan provided for the grant to employees, directors and consultants of incentive stock options, exercisable at a price not less than the fair market value of the shares on the grant date, or for non-qualified options, exercisable at a price not less than 85% of the fair market value of the shares on the date of grant. The options generally were granted for a six year-term and vested over a five year period. This plan was terminated upon the effective date of the Company's initial public offering on August 4, 1997. Any authorized shares not issued or subject to outstanding grants under this plan on August 4, 1997 and any shares that are issuable upon exercise of options granted pursuant to this plan that expire or become unexercisable for any reason without having been exercised in full will be available for future grant and issuance under the 1997 Equity Incentive Plan. As of December 31, 2003, options to purchase a total of 23,040 shares are outstanding under this plan and there are no shares reserved for issuance.

        (ii)    1997 Equity Incentive Plan

  The 1997 Equity Incentive Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonqualified stock options to employees, officers, directors, consultants, independent contractors and advisors of the Company. The exercise price of all incentive stock options must be no less than the fair market value of the Company's Common Stock on the date of grant and the exercise price of all nonqualified stock options must be at a price not less than 85% of such fair market value. The options generally are granted for a ten-year term and vest over either a four or five-year period. Any authorized shares not issued or subject to outstanding grants under the 1989 Plan on August 4, 1997 and any shares that are issuable upon exercise of options granted pursuant to the 1989 Plan that expire or become unexercisable for any reason without having been exercised in full are available for future grant and issuance under the 1997 Equity Incentive Plan. As of December 31, 2003, options to purchase a total of 3,174,206 shares are outstanding under this plan and 547,520 shares are reserved for issuance.

  In March 2001, the Board of Directors approved an amendment to the 1997 Equity Incentive Plan to increase the number of shares of common stock authorized and reserved for issuance under the plan by 1,400,000 and the Company's stockholders approved the amendment in May 2001.

        (iii)    1997 Directors Stock Option Plan

  The 1997 Directors Stock Option Plan provides for grants of nonqualified stock options to certain non-employee directors of the Company. The exercise price per share of all options granted under the plan must be equal to the fair market value of the Company's common stock on the date of grant. The options generally are granted for a ten-year term and vest over a three-year period. As of December 31, 2003, options to purchase a total of 527,500 shares are outstanding under this plan and there are 172,500 shares reserved for issuance.

  In April 2002, the Company's stockholders approved an amendment to increase the number of shares of common stock authorized and reserved for issuance under the 1997 Directors Stock Option Plan by 300,000 (from 400,000 to 700,000).

  A summary of stock option transactions under the plans indicated at (i), (ii) and (iii) follows:

	Range of Exercise Prices	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2000	$3.04 to $34.69	3,563,330	$18.05
Exercised	3.04 to 26.38	(211,650)	13.49
Granted	12.06 to 23.61	932,200	19.67
Canceled	3.04 to 34.69	(287,771)	18.88

Outstanding as of December 31, 2001	$3.04 to $31.75	3,996,109	$18.61
Exercised	5.03 to 26.38	(354,453)	14.71
Granted	19.40 to 29.74	363,900	24.49
Canceled	8.09 to 31.75	(136,300)	18.21

Outstanding as of December 31, 2002	$3.04 to $31.75	3,869,256	$19.47
Exercised	5.03 to 26.38	(562,233)	15.84
Granted	12.92 to 27.92	748,550	15.53
Canceled	3.04 to 31.44	(330,827)	17.10

Outstanding as of December 31, 2003	$3.04 to $31.75	3,724,746	$19.32

Total number of shares exercisable at December 31, 2003	$3.04 to $31.75	1,975,499	$21.02

        The weighted average grant date fair value of the options granted in 2003, 2002 and 2001 and 2000 was $5.37, $9.73 and $7.92 respectively. At December 31, 2003, 720,020 options were available for grant under all plans.

        The following table summarizes information about stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$3.04-6.94	5,840	1.9	$4.35	5,840	$4.35
$6.94-10.41	16,900	3.0	7.70	16,900	7.70
$10.41-13.88	905,661	7.9	12.37	188,318	11.72
$13.88-17.34	271,516	5.2	15.91	149,856	16.35
$17.34-20.81	1,195,879	6.6	19.22	711,786	19.09
$20.81-24.28	455,040	7.6	22.13	188,844	21.86
$24.28-27.75	747,310	4.9	26.20	637,185	26.31
$27.75-31.75	126,600	6.2	28.87	76,770	29.01

$3.04-31.75	3,724,746	6.6	$19.32	1,975,499	$21.02

        The weighted average exercise price of those shares exercisable at December 31, 2002 and 2001 were $20.19 and $19.93, respectively.

Note 8. Retirement Savings Plan

        In October 1998, the Company established a defined-contribution savings plan under Section 401K of the Internal Revenue Code. This savings plan allows eligible U.S. employees to contribute up to 15% of their compensation on a pre-tax basis. The Company matches 50% of the first six percent of the employees' contribution. Such matching Company contributions are vested incrementally over five years. All of the Company's subsidiaries have similar retirement savings plans in the respective countries. The charge to operating income for the Company's matching contribution was approximately $3.2 million, $2.9 million, and $1.9 million in 2003, 2002, and 2001, respectively.

Note 9. Income Taxes

        Income before income tax expense includes the following components (in thousands):

	2003	2002	2001
United States	$9,529	$7,833	$6,189
Foreign	26,845	5,070	5,574
Total	$36,374	$12,903	$11,763

        Income tax expense (benefit) for the Years Ended December 31, 2003, 2002 and 2001, consisted of (in thousands):

	2003			2002			2001
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$4,148	$(1,213)	$2,935	$(1,346)	$3,644	$2,298	$2,129	$336	$2,465
State	1,443	32	1,475	(346)	766	420	(277)	907	630
Foreign	9,591	(4,181)	5,410	1,986	986	2,972	2,454	(309)	2,145

	$15,182	$(5,362)	$9,820	$294	$5,396	$5,690	$4,306	$934	$5,240

        The total income tax expense differed from the amount computed by applying the federal statutory income tax rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Computed tax expense at federal statutory rate	$12,731	$4,516	$4,117
Foreign tax rate differential	(3,405)	1,110	1,665
Puerto Rico possessions tax credit	(580)	(285)	(1,077)
State taxes	959	420	630
Other	115	(71)	(95)

	$9,820	$5,690	$5,240

        Deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2003	2002	2001
Deferred tax assets:
Accounts receivable, principally due to allowance for doubtful accounts	$693	$524	$96
Inventories, principally due to reserves and additional costs capitalized for tax purposes	1,800	931	5,253
State taxes	363	—	154
Other accrued liabilities	1,856	1,224	2,766
Net operating losses	115	—	—

Total gross deferred tax assets	4,828	2,679	8,269
Deferred tax liabilities:
Puerto Rico tollgate tax	—	—	(1,171)
Puerto Rico profit allocation and basis difference	—	—	(267)
Other basis differences	—	—	(383)
Depreciation of property and equipment	(988)	(4,200)	(2,573)

Total gross deferred tax liability	(988)	(4,200)	(4,394)

Total net deferred tax asset (liability)	$3,840	$(1,521)	$3,875

        The income tax benefits related to the exercise of stock options reduces taxes currently payable and is credited to additional paid-in capital. Such amounts approximated $0.4 million, $1.4 million and $0.5 million for 2003, 2002, and 2001, respectively.

        As of December 31, 2003, deferred taxes were not provided on approximately $53.9 of cumulative foreign unremitted earnings, which are expected to remain invested indefinitely. Applicable foreign income taxes have been provided for. Although it is not practical to estimate the amount of additional tax, which might be, payable on the foreign unremitted earnings, credits for foreign income taxes paid will be available at tax rates substantially equal to any U.S. tax liability.

Note 10. Restructuring

        During the fourth quarter of 2002, the Company accelerated the implementation of our second-generation manufacturing process throughout our high volume product lines. Given the lower labor and space requirements of these processes, the Company will consolidate its manufacturing operations into a smaller total plant structure. The initiative will allow the Company to meet volume production goals in substantially less space with lower manufacturing overhead. The Company believes that this initiative will result in an annual cost savings of $40 million beginning in 2005. The Company expects the initiative to be completed by 2004. The Company expects to incur total restructuring and related expenses of $50-$55 million in connection with this initiative. Approximately $25 million of these expenses are expected to be non-cash.

        As a result of this initiative, the Company recorded a restructuring charge of approximately $34.5 million in the fourth quarter of 2002. This restructuring was recorded in accordance with the terms of EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in restructuring)." Of the $34.5 million, approximately $24.7 million related to impairment of property and equipment, $4.7 million related to employee severance and benefit costs, $4.4 million related to leased facilities that will be abandoned within one year and the remaining $0.7 million relates to costs, such as professional fees related to the initiative. The Company recorded additional restructuring charges of approximately $10.9 million during 2003. Of the $10.9 million, approximately $7.1 million related to severance and other salary related and benefit costs, and $3.8 million related to other costs. The Company expects to incur $8-$10 million in restructuring expense in 2004.

        Of the $45.3 million of restructuring charges incurred since the inception of the restructuring initiative, $9.2 million of cash has been spent. The Company anticipates spending an additional $15-$20 million in cash related to the restructuring initiative in 2004. Approximately $10 million of this cash to be spent on restructuring in 2004 has already been accrued as of December 31, 2003.

        For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned property and equipment, the impairment loss recognized was based on the estimated fair value of the equipment.

        The following table summarizes the restructuring and related expenses accrual activity from the initiation of the Company's activities (in thousands):

	Severance/salary related and Benefits costs	Lease Payment of Facilities	Other	Total
Balance of accrual at December 31, 2002	$4,720	$4,397	$500	$9,617
Additions	7,056	—	3,802	10,858
Payments	(4,852)	(364)	(3,821)	(9,037)
Translation Adjustment	727	415	39	1,181

Balance of accrual at December 31, 2003	$7,651	$4,448	$520	$2,619

Note 11. Foreign Currency Forward Contracts

        The Company operates multiple foreign subsidiaries that manufacture and/or sell its products worldwide. As a result, the Company's earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables and payables, forecasted sales transactions, and net investment in certain foreign operations. To address increasing international growth and related currency risks, the Company implemented a foreign currency exposure management policy in October of 2003. The Company's policy is to enter into foreign exchange forward contracts to mitigate the impact of currency fluctuations on both existing foreign currency asset and liability balances as well as to reduce the risk to earnings and cash flows associated with anticipated foreign currency transactions, including certain intercompany equipment sale and leaseback transactions. The gains and losses on the foreign exchange forwards are intended to partially offset the transaction gains and losses recognized in earnings. The Company does not enter into foreign exchange forward contracts for speculative purposes. Under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) all derivatives are to be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings.

        Cash Flow Hedging:    In fiscal year 2003, the Company began designating and documenting foreign exchange forward contracts related to forecasted transactions as cash flow hedges. The Company calculates hedge effectiveness, excluding time value, at least quarterly. The change in the fair value of the derivative on a spot to spot basis is compared to the spot to spot change in the anticipated transaction, with the effective portion recorded in Other Comprehensive Income (OCI) until the anticipated transaction is recognized in income. The Company records any ineffectiveness, including the excluded time value of the hedge in other income/ (expense) on its consolidated statement of operations, which was immaterial in 2003. In the event it becomes probable that a hedged anticipated transaction will not occur the gains or losses on the related cash flow hedges will immediately be reclassified from OCI to other income and expense. At December 31, 2003, the outstanding cash flow hedging derivative had a maturity of less than 12 months.

        The following table summarizes impact of cash flow hedges on OCI in 2003 (in thousands).

At December 31, 2002	$—
Net change on cash flow hedges	(505)
Reclassification to other income (expense)	57

At December 31, 2003	$(448)

        The entire value in OCI at 2003 was associated with losses on anticipated interest income on a long term Euro asset. The Company anticipates reclassifying $64K of the loss to earnings within 12 months.

        Balance Sheet Hedging:    The Company manages the foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts with maturities of less than 12 months. Changes in fair value of these derivatives are recognized currently in other income and expense and substantially offset the remeasurement gains and losses associated with the foreign currency denominated assets and liabilities.

        The Company's outstanding net foreign exchange forward contracts as of December 31, 2003 are presented (in thousands) in the table below. Weighted average forward rates are quoted using market conventions.

	Net Notional Amount	Weighted Average Rate
Cash Flow Hedges:
Euro Sold	6,928	1.1746
Balance Sheet Hedges
Euro Sold	39,364	1.1747
British Pound Sold	9,648	1.7002
Japanese Yen Sold	13,934	107.65

Note 12. Enterprise Wide Disclosures

        The Company, which operates in a single operating segment, designs, manufactures and distributes contact lenses. Sales to one major customer amounted to approximately 4.5%, 4.5% and 6.5% of total net sales for the years ended December 31, 2003, 2002, and 2001 respectively. United States export sales approximated 4.3%, 7.4%, and 16.9% of net sales for the years ended December 31, 2003, 2002, and 2001, respectively. The geographic presentation of net sales is based on the origin of the sale. The "Europe" category consists of geographic presentations of France, Netherlands, Germany, Switzerland, Denmark, Hungary, Italy and Ireland. The "Other" category consists of geographic presentations of

Canada, Australia, Cayman Islands and Barbados. The geographic distributions of the Company's net sales, income from operations, and identifiable net assets are as follows (in thousands):

	UNITED STATES	UNITED KINGDOM	EUROPE	JAPAN	OTH	ELIM	CONSOL
December 31, 2003:
Sales to unaffiliated customers	$146,658	$35,541	$52,895	$61,546	$13,923	$—	$310,563
Intercompany sales	$34,070	$107,736	$96,293	$—	$76,709	$(314,808)	$—

Total net sales	$180,728	$143,277	$149,188	$61,546	$90,632	$(314,808)	$310,563

Income from operations	$26,345	$640	$12,833	$1,312	$1,284	$(7,881)	$34,533

Long-lived assets	$337,914	$43,140	$108,074	$13,545	$156,843	$(459,753)	$199,763

December 31, 2002:
Sales to unaffiliated customers	$150,386	$31,024	$36,199	$38,520	$10,992	$—	$267,121
Intercompany sales	$40,866	$84,254	$3,598	$—	$147,301	$(276,019)	$—

Total net sales	$191,252	$115,278	$39,797	$38,520	$158,293	$(276,019)	$267,121

Income from operations	$28,907	$(745)	$6,437	$1,250	$(84)	$(26,020)	$9,745

Long-lived assets	$354,133	$109,195	$38,995	$12,001	$295,853	$(629,006)	$181,171

December 31, 2001:
Sales to unaffiliated customers	$160,406	$27,819	$26,952	$—	$9,797	$—	$224,974
Intercompany sales	$58,287	$58,303	$35	$—	$137,505	$(254,130)	$(0)

Total net sales	$218,693	$86,122	$26,987	$—	$147,302	$(254,130)	$224,974

Income from operations	$(3,750)	$(6,123)	$2,892	$—	$53,591	$(34,932)	$11,678

Long-lived assets	$254,304	$76,608	$2,720	$—	$173,245	$(328,520)	$178,357

Note 13. Litigation

      On November 6, 2002, CIBA Vision Corporation and its subsidiary, Wesley Jessen Corporation ("Wesley Jessen") filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging that the Company's color contact lenses infringe patents owned by Wesley Jessen. The complaint seeks an award of damages, including unspecified punitive damages, attorney's fees and costs and an injunction preventing the alleged infringement. The Company has filed an answer to the complaint and is in the discovery phase. The Company believes the lawsuit is without merit and we intend to defend this action vigorously.

Note 14. Unaudited Quarterly Financial Information

  TWO YEAR QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Fiscal 2003
Net sales	$70,691	$76,117	$82,587	$81,168
Gross profit	37,477	39,839	44,762	45,094
Income from operations	7,326	5,998	11,831	9,378
Net income	5,918	4,205	9,260	7,171
Net income per share (basic)	$0.25	$0.18	$0.39	$0.30
Net income per share (diluted)	$0.25	$0.17	$0.38	$0.29
Fiscal 2002
Net sales	$60,811	$65,677	$72,221	$68,412
Gross profit	33,481	36,540	40,563	36,200
Income (loss) from operations	12,294	10,319	13,309	(26,177)
Net income (loss)	10,093	9,076	11,763	(23,719)
Net income (loss) per share (basic)	$0.43	$0.38	$0.50	$(1.00)
Net income (loss) per share (diluted)	$0.41	$0.37	$0.48	$(1.00)

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ocular Sciences, Inc.:

        We have audited the accompanying consolidated balance sheets of Ocular Sciences, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocular Sciences, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 4 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

KPMG LLP

San Francisco, California
February 11, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A. Controls and Procedures

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

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

        There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART III

Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, related Stockholder Matters and Certain Relationships and Related Transactions and Principal Accounting Fees and Services

        The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 will be contained in a definitive proxy statement for our Annual Meeting of Stockholders which we anticipate will be filed no later than 120 days after the end of our year pursuant to Regulation 14A and accordingly these items have been omitted in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)    The following documents are filed as part of this Report:

          (1)   Financial Statements and Schedules.    The following Consolidated Financial Statements of the Company are incorporated by reference from Part II, Item 8 of this Form 10-K:

          (2)   Financial Statement Schedules.    The following financial statement schedule of the Company for the Years Ended December 31, 2003, 2002 and 2001 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of the Company.

Schedule	Page
II. Valuation and Qualifying Accounts	75
Independent Auditor Report on Schedule	76

          All other financial statement schedules are omitted because the information called for is not required or is shown either in the Consolidated Financial Statements or the notes thereto.

          (3)   Exhibits

Exhibit Number	Description
3.01	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.01 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
3.02	Bylaws of the Registrant (incorporated by reference to Exhibit 3.04 to the Registrant's Registration Statement on Form S-1 (No. 333-27421)).
10.01	The Registrant's 1997 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (No. 333-65546)).*
10.02
The Registrant's 1997 Amended and Restated Directors Stock Option Plan (incorporated by reference to Exhibit 10.03 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Commission on May 14, 2001).*
10.03	The Registrant's 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.05 to the Registrant's Registration Statement on Form S-1 (No.333-27421)).*
10.04
Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 10.06 to the Registrant's Registration Statement on Form S-1 (No. 333-27421)).

10.05
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
10.06
Amendment to Settlement Agreement and Release dated as of February 27, 1997 between the parties to the Settlement Agreement and Contact Lens Technologies Ltd (incorporated by reference to Exhibit 10.09 to Amendment No. 1 to the Company's Registration Statement on Form S-1/A (No. 333-27421)).
10.07
Patent License Agreement dated February 27, 1997 by and between Ocular Sciences Ltd. and certain persons referred to therein as the Patent Owners (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (No. 333-27421)).
10.08
Lease (for 475-479 Eccles Avenue) dated May 18, 1995, between Stanley D. McDonald, Norman H. Scherdt, Herbert A. West and McDonald Ltd. as "Landlord" and the Registrant as "Tenant" (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 333-27421)).
10.09
Counterpart Underlease of Distribution Depot dated November 30, 1995 among Boots the Chemist Limited as "Landlord," Ocular Sciences Limited as "Tenant" and O.S.I. Corporation as "Guarantor" (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
10.10
Credit Agreement among the Registrant, the lenders that are signatories thereto, and Comerica Bank—California, dated April 16, 2002, and exhibits thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002
10.11	First Amendment to Credit Agreement between the Registrant and Comerica Bank—California, as Agent, dated March 30, 2003.
10.12	Second Amendment to Credit Agreement between the Registrant and Comerica Bank—California, as Agent, dated October 22, 2003.
10.13	Third Amendment to Credit Agreement between the Registrant and Comerica Bank—California, as Agent, dated as of December 23, 2003.
10.14
Amended and Restated Inter-Company Loan Agreement between the Registrant and Precision Lens Manufacturing and Technology, Inc., dated June 1, 1999 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Commission on May 14, 2001).
10.15
Lease of Unit 10 The Quadrangle Abbey Park Industrial Estate Romsey Hampshire dated August 19, 1997 between Ocular Sciences Limited and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-46669)).
10.16
Construction and Lease Contract dated June 29, 1998 between Ocular Sciences Puerto Rico, Inc. and Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 30, 1999).

10.17
First Amendment to Lease (for 475-479 Eccles Avenue), dated January 25, 1999, between Stanley D. McDonald, Mary Lee Scheidt, Herbert A. West, and McDonald Ltd. as "Landlord" and the Registrant as "Tenant" (incorporated by reference to the Exhibit 10.22 to Registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2000).
10.18
Second Lease Amendment (for 475 Eccles Avenue), dated June 14, 2001, between Stanley D. McDonald, Mary Lee Scheidt, Herbert A. West, McDonald Ltd. and the Registrant (incorporated by reference to the Exhibit 10.21 to Registrant's Annual Report on Form 10-K filed with the Commission on April 1, 2002).
10.19
Third Amendment to Lease (for 475 Eccles Avenue) dated July 1, 2001, between The Norman & Mary Lee Scheidt Revocable Trust A, Mary Lee Scheidt, Trustee; The Norman & Mary Lee Scheidt Trust C, Mary Lee Scheidt, Trustee; The West Famuly Trust—2000, u/t/a dated June 20, 2000, Herbert A. West and Jan H. West, Trustees; the Stanley D. & Barbara J. McDonald Family Living Trust u/t/a/ dated 7/25/96, Stanley D. McDonald, Trustee; McDonald Ltd. and the Registrant (incorporated by reference to the Exhibit 10.22 to Registrant's Annual Report on Form 10-K filed with the Commission on April 1, 2002).
10.20
Lease of Unit One School Lane Chandlers Ford Industrial Estate Chandlers Ford Hampshire dated May 20, 1999 between Ocular Sciences UK Limited, the Registrant and Le Gallais' Real Estates (Overseas) Limited (incorporated by reference to the Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed March 30, 2000).
10.21
Lease (of Concord Gateway Two, Suite 700), dated December 12, 2000, between the Registrant and Sierra Pacific Properties, Inc. (incorporated by reference to the Exhibit 10.26 to Registrant's Annual Report on Form 10-K filed with the Commission on April 1, 2002).
10.22
Lease Addendum, dated January 1, 2001, between the Registrant and Sierra Pacific Properties, Inc. (incorporated by reference to the Exhibit 10.27 to Registrant's Annual Report on Form 10-K filed with the Commission on April 1, 2002).
10.23
Employment Agreement dated August 8, 2001 between Stephen Fanning and the Registrant (incorporated by reference from Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).*
10.24
Amendment of Employment Agreement, dated December 1, 2001, between Stephen Fanning and the Registrant (incorporated by reference to the Exhibit 10.29 to Registrant's Annual Report on Form 10-K filed with the Commission on April 1, 2002).*
10.25
Offer letter, dated May 19, 2003, between the Registrant and Steven Neil (incorporated by reference to the Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003).*
10.26	Settlement Agreement and General Release, dated November 24, 2003, between the Registrant and Sidney Landman.*
10.27	Credit Agreement, dated December 29, 2003, by and among Wells Fargo HSBC Trade Bank N.A. and Ocular Sciences KK.
10.28	Parent Guaranty dated December 29, 2003 between the Registrant and Wells Fargo HSBC Trade Bank N.A.
21.01	List of Subsidiaries.
23.01	Consent of KPMG LLP, Independent Certified Public Accountants.

24.01	Power of Attorney (Included on signature page to this Form 10-K).
31.01	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.02	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.01	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.02	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

*
Compensatory plan or arrangement

#
Confidential treatment has been requested from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

        (b)    Reports on Form 8-K:

  On October 29, 2003, the Company filed a Current Report on Form 8-K regarding the press release issued on the same day, announcing the Company's earnings for the quarter ended September 30, 2003.

  On February 19, 2004, the Company filed a Current Report on Form 8-K regarding the press release issued on the same day, announcing the Company's earnings for the quarter ended December 31, 2003.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions Charged to Operations	Deductions		Balance at End of Period
Year Ended December 31, 2003
Allowance for sales returns and doubtful accounts receivable	$3,818	$34	$(256	)(1)	$3,596
Year Ended December 31, 2002
Allowance for sales returns and doubtful accounts receivable	$2,389	$1,557	$(128	)(1)	$3,818
Year Ended December 31, 2001
Allowance for sales returns and doubtful accounts receivable	1,494	615	280	(1)	2,389

(1)
Uncollectible accounts written off, net of recoveries.

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ocular Sciences, Inc.:

        Under date of February 11, 2004, we reported on the consolidated balance sheets of Ocular Sciences Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 4 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

KPMG LLP

San Francisco, California
February 11, 2004

SIGNATURES

        Pursuant to the requirements of the Securities Act, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Concord, State of California, on the 12th day of March, 2004.

OCULAR SCIENCES, INC.
By:	/s/ STEVEN M. NEIL Steven M. Neil Executive Vice President and Chief Financial Officer.

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Stephen Fanning, Steven M. Neil, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        In accordance with the requirements of the Securities Act, this Report on Form 10-K was signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date
Principal Executive Officer:
/s/ STEPHEN J. FANNING Stephen J. Fanning	Chief Executive Officer, President and Director	March 10, 2004
Principal Financial and Principal Accounting Officer:
/s/ STEVEN M. NEIL Steven M. Neil	Executive Vice President and Chief Financial Officer	March 10, 2004

Directors:
/s/ JOHN D. FRUTH John D. Fruth	Chairman of the Board of Directors	March 10, 2004
/s/ EDGAR J. CUMMINS Edgar J. Cummins	Director	March 12, 2004
/s/ TERENCE M. FRUTH Terence M. Fruth	Director	March 9, 2004
/s/ WILLIAM R. GRANT William R. Grant	Director	March 7, 2004
/s/ TERRANCE GREGG Terrance Gregg	Director	March 9, 2004
/s/ MARY JO POTTER Mary Jo Potter	Director	March 8, 2004
/s/ HOWARD LISZT Howard Liszt	Director	March 8, 2004

EXHIBIT INDEX

Exhibit Number	Description
3.01	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.01 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
3.02	Bylaws of the Registrant (incorporated by reference to Exhibit 3.04 to the Registrant's Registration Statement on Form S-1 (No. 333-27421)).
10.01	The Registrant's 1997 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (No. 333-65546)).*
10.02
The Registrant's 1997 Amended and Restated Directors Stock Option Plan (incorporated by reference to Exhibit 10.03 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Commission on May 14, 2001).*
10.03	The Registrant's 1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.05 to the Registrant's Registration Statement on Form S-1 (No.333-27421)).*
10.04
Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers (incorporated by reference to Exhibit 10.06 to the Registrant's Registration Statement on Form S-1 (No. 333-27421) ).
10.05
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
10.06
Amendment to Settlement Agreement and Release dated as of February 27, 1997 between the parties to the Settlement Agreement and Contact Lens Technologies Ltd (incorporated by reference to Exhibit 10.09 to Amendment No. 1 to the Company's Registration Statement on Form S-1/A (No. 333-27421)).
10.07
Patent License Agreement dated February 27, 1997 by and between Ocular Sciences Ltd. and certain persons referred to therein as the Patent Owners (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (No. 333-27421)).
10.08
Lease (for 475-479 Eccles Avenue) dated May 18, 1995, between Stanley D. McDonald, Norman H. Scherdt, Herbert A. West and McDonald Ltd. as "Landlord" and the Registrant as "Tenant" (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 333-27421)).
10.09
Counterpart Underlease of Distribution Depot dated November 30, 1995 among Boots the Chemist Limited as "Landlord," Ocular Sciences Limited as "Tenant" and O.S.I. Corporation as "Guarantor" (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 333-27421)).
10.10
Credit Agreement among the Registrant, the lenders that are signatories thereto, and Comerica Bank—California, dated April 16, 2002, and exhibits thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002

10.11	First Amendment to Credit Agreement between the Registrant and Comerica Bank—California, as Agent, dated March 30, 2003.
10.12	Second Amendment to Credit Agreement between the Registrant and Comerica Bank—California, as Agent, dated October 22, 2003.
10.13	Third Amendment to Credit Agreement between the Registrant and Comerica Bank—California, as Agent, dated as of December 23, 2003.
10.14
Amended and Restated Inter-Company Loan Agreement between the Registrant and Precision Lens Manufacturing and Technology, Inc., dated June 1, 1999 (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K filed with the Commission on May 14, 2001).
10.15
Lease of Unit 10 The Quadrangle Abbey Park Industrial Estate Romsey Hampshire dated August 19, 1997 between Ocular Sciences Limited and The Royal Bank of Scotland plc (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 333-46669)).
10.16
Construction and Lease Contract dated June 29, 1998 between Ocular Sciences Puerto Rico, Inc. and Puerto Rico Industrial Development Company (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 30, 1999).
10.17
First Amendment to Lease (for 475-479 Eccles Avenue), dated January 25, 1999, between Stanley D. McDonald, Mary Lee Scheidt, Herbert A. West, and McDonald Ltd. as "Landlord" and the Registrant as "Tenant" (incorporated by reference to the Exhibit 10.22 to Registrant's Annual Report on Form 10-K filed with the Commission on March 30, 2000).
10.18
Second Lease Amendment (for 475 Eccles Avenue), dated June 14, 2001, between Stanley D. McDonald, Mary Lee Scheidt, Herbert A. West, McDonald Ltd. and the Registrant (incorporated by reference to the Exhibit 10.21 to Registrant's Annual Report on Form 10-K filed with the Commission on April 1, 2002).
10.19
Third Amendment to Lease (for 475 Eccles Avenue) dated July 1, 2001, between The Norman & Mary Lee Scheidt Revocable Trust A, Mary Lee Scheidt, Trustee; The Norman & Mary Lee Scheidt Trust C, Mary Lee Scheidt, Trustee; The West Famuly Trust—2000, u/t/a dated June 20, 2000, Herbert A. West and Jan H. West, Trustees; the Stanley D. & Barbara J. McDonald Family Living Trust u/t/a/ dated 7/25/96, Stanley D. McDonald, Trustee; McDonald Ltd. and the Registrant (incorporated by reference to the Exhibit 10.22 to Registrant's Annual Report on Form 10-K filed with the Commission on April 1, 2002).
10.20
Lease of Unit One School Lane Chandlers Ford Industrial Estate Chandlers Ford Hampshire dated May 20, 1999 between Ocular Sciences UK Limited, the Registrant and Le Gallais' Real Estates (Overseas) Limited (incorporated by reference to the Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed March 30, 2000).
10.21
Lease (of Concord Gateway Two, Suite 700), dated December 12, 2000, between the Registrant and Sierra Pacific Properties, Inc. (incorporated by reference to the Exhibit 10.26 to Registrant's Annual Report on Form 10-K filed with the Commission on April 1, 2002).
10.22
Lease Addendum, dated January 1, 2001, between the Registrant and Sierra Pacific Properties, Inc. (incorporated by reference to the Exhibit 10.27 to Registrant's Annual Report on Form 10-K filed with the Commission on April 1, 2002).

10.23
Employment Agreement dated August 8, 2001 between Stephen Fanning and the Registrant (incorporated by reference from Exhibit 10.01 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).*
10.24
Amendment of Employment Agreement, dated December 1, 2001, between Stephen Fanning and the Registrant (incorporated by reference to the Exhibit 10.29 to Registrant's Annual Report on Form 10-K filed with the Commission on April 1, 2002).*
10.25
Offer letter, dated May 19, 2003, between the Registrant and Steven Neil (incorporated by reference to the Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2003).*
10.26	Settlement Agreement and General Release, dated November 24, 2003, between the Registrant and Sidney Landman.*
10.27	Credit Agreement, dated December 29, 2003, by and among Wells Fargo HSBC Trade Bank N.A. and Ocular Sciences KK.
10.28	Parent Guaranty dated December 29, 2003 between the Registrant and Wells Fargo HSBC Trade Bank N.A.
21.01	List of Subsidiaries.
23.01	Consent of KPMG LLP, Independent Certified Public Accountants.
24.01	Power of Attorney (Included on signature page to this Form 10-K).
31.01	Certification of Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.02	Certification of Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.01	Certification of Chief Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.02	Certification of Chief Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

*
Compensatory plan or arrangement

#
Confidential treatment has been requested from the Securities and Exchange Commission with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Commission.

QuickLinks

CAUTION REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
RISK FACTORS
  Item 2. Properties The following table describes our principal facilities as of December 31, 2003
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stock Holder Matters
  Item 6. Selected Consolidated Financial Data
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
OCULAR SCIENCES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended December 31, 2003, 2002 and 2001
INDEPENDENT AUDITORS' REPORT
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  Item 9A. Controls and Procedures
PART III
  Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, related Stockholder Matters and Certain Relationships and Related Transactions and Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
INDEPENDENT AUDITORS' REPORT
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX