Form 10-Q
period 2004-03-31
OCULAR SCIENCES INC /DE/
filed 2004-05-10
CIK 882484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

As of April 22, 2004 there were outstanding 24,632,502 shares of the registrant’s Common Stock, par value $0.001 per share.

OCULAR SCIENCES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

OCULAR SCIENCES, INC.

Condensed Consolidated Balance Sheets – (Unaudited)
(In thousands, except share and per share data)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$49,757	$34,187
Accounts receivable, less allowance for sales returns and doubtful accounts of $3,671 and $3,596 for 2004 and 2003, respectively	56,028	57,906
Inventories	69,223	70,646
Prepaid expenses and other current assets	24,529	36,804

Total current assets	199,537	199,543
Property and equipment, net	136,032	134,903
Intangible assets, net	58,706	60,330
Loans to officers and employees	360	437
Other assets	4,232	4,095

Total assets	$398,867	$399,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,632	$9,076
Accrued liabilities	58,143	69,044
Short-term debt	11,040	—
Current portion of long-term debt	422	411

Total current liabilities	80,237	78,531
Deferred income taxes	241	988
Other liabilities	676	1,067
Long-term debt, less current portion	2,269	16,877

Total liabilities	83,423	97,463

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 24,632,502 and 24,373,871 shares issued and outstanding for 2004 and 2003, respectively	25	24
Additional paid-in capital	107,390	101,093
Retained earnings	188,383	182,391
Accumulated other comprehensive income	19,646	18,337

Total stockholders’ equity	315,444	301,845

Total liabilities and stockholders’ equity	$398,867	$399,308

Note: The condensed consolidated balance sheet at December 31, 2003 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.

Condensed Consolidated Statements of Income — (unaudited)
(In thousands, except share and per share data)

	Three months ended
	March 31,
	2004	2003
Net sales	$80,623	$70,691
Cost of sales	35,428	33,214

Gross profit	45,195	37,477
Selling and marketing expenses	23,758	20,373
General and administrative expenses	7,411	6,876
Research and development expenses	2,249	1,716
Restructuring and related expenses	3,074	1,186

Income from operations	8,703	7,326
Interest expense	(160)	(192)
Interest income	142	71
Other income (expense), net	(695)	146

Income before taxes	7,990	7,351
Provision for income taxes	1,998	1,433

Net income	$5,992	$5,918

Net income per share data:
Net income per share (basic)	$0.24	$0.25
Net income per share (diluted)	$0.24	$0.25
Weighted average common shares outstanding	24,505,950	23,811,887
Weighted average dilutive potential common shares under the treasury stock method	895,551	100,650

Total weighted average common and dilutive potential common shares outstanding	25,401,501	23,912,537

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows — (unaudited)
(In thousands)

	Three Months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$5,992	$5,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,695	6,261
Amortization of loans to officers	77	92
Income tax benefits from stock options exercised	1,764	—
Provision for sales returns and doubtful accounts	75	424
Exchange loss (gain)	668	(304)
Deferred income taxes	(747)	(82)
Changes in operating assets and liabilities:
Accounts receivable	1,803	3,048
Inventories	1,423	(3,909)
Prepaid expenses, other current and non-current assets	13,441	(1,569)
Accounts payable	1,556	(618)
Accrued and other liabilities	(11,292)	2,261

Net cash provided by operating activities	21,455	11,522

Cash flows from investing activities:
Purchases of property and equipment	(7,871)	(6,153)

Net cash used in investing activities	(7,871)	(6,153)

Cash flows from financing activities:
Proceeds from issuance of debt	25,100	12,500
Repayment of debt	(28,760)	(16,598)
Proceeds from issuance of common stock	4,535	10

Net cash provided by (used in) financing activities	875	(4,088)

Effect of exchange rate changes on cash and cash equivalents	1,111	468
Net increase in cash and cash equivalents	15,570	1,749
Cash and cash equivalents at the beginning of year	34,187	11,414

Cash and cash equivalents at the end of the period	$49,757	$13,163

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$211	$196
Taxes	$2,440	$707

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2003 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the company’s financial condition as of March 31, 2004 and the results of the company’s operations and cash flows for the three month periods ended March 31, 2004 and 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the company’s audited consolidated financial statements as of December 31, 2003 and 2002 and for each of the three years ended December 31, 2003, including notes thereto, included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three-month ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain prior year amounts have been reclassified to conform to current year presentation.

All amounts, unless otherwise indicated, are in U.S. dollars.

Note 2 — New Accounting Standards

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which requires variable interest entities, previously referred to as special-purpose entities or off-balance sheet structures, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s returns or both. The consolidation provisions of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after December 15, 2003 and have not had an impact on the Company’s consolidated financial statements.

Note 3 — Balance Sheet Items

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$7,262	$7,232
Work in process	2,235	2,607
Finished goods	59,726	60,807

	$69,223	$70,646

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Refundable and deferred income taxes	$15,889	$16,518
Value added taxes receivable	2,853	15,023
Other prepaid expenses and current assets	5,787	5,263

	$24,529	$36,804

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Accrued expenses and interest	$24,504	$31,943
Restructuring and acquisition accruals	17,049	19,292
Accrued cooperative merchandising allowances	6,992	7,070
Income taxes payable	9,598	10,739

	$58,143	$69,044

Note 4 — Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Three months ended
	March 31,
	2004	2003
Net Income	$5,992	$5,918
Foreign Currency:
Translation Adjustment, net of taxes	1,119	114
Unrealized gain on cash flow hedge, net of taxes	190	—

Comprehensive Income	$7,301	$6,032

Note 5 — Goodwill and Other Intangible Assets

Goodwill and other intangible assets (gross) consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Goodwill	$44,257	$45,537
Intangible assets subject to amortization	24,452	23,858
Intangible assets not subject to amortization	3,630	3,630

	$72,339	$73,025

Accumulated amortization consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Goodwill	$2,138	$2,132
Intangible assets subject to amortization	11,020	10,088
Intangible assets not subject to amortization	475	475

	$13,633	$12,695

Goodwill and other intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	March 31,	December 31,
	2004	2003
Goodwill	$42,119	$43,405
Intangible assets subject to amortization	13,432	13,770
Intangible assets not subject to amortization	3,155	3,155

	$58,706	$60,330

The total weighted average amortization period of intangible assets subject to amortization is approximately 11 years.

Intangible assets subject to amortization consist primarily of marketing rights, patents, customer lists, core technology and trade names. Amortization expense for intangible assets subject to amortization amounted to approximately $0.6 million and $0.5 million for the three-months ended March 31, 2004 and 2003, respectively.

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

Options to purchase 61,000 and 3,046,374 shares of the company’s common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the company’s common stock of $29.09 and $13.66 per share for the three months ended March 31, 2004 and 2003 respectively.

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

	Accrual as of				Accrual as of
	December 31,		Accrual	Translation	March 31,
	2003	Payments	Adjustment	Adjustments	2004
Severance costs	$3,809	$(273)	$181	$(90)	$3,627
Facility costs	655	(65)	—	(15)	575
Equipment and dismantling costs	334	—	—	(8)	326
Miscellaneous costs	17	(17)	—	—	—

Total	$4,815	$(355)	$181	$(113)	$4,528

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

					Accrual as of
	Accrual as of		Translation	Goodwill	March 31,
	December 31, 2003	Payments	Adjustments	Adjustment	2004
Facility and other exit costs	$1,858	$(149)	$17	$(1,112)	$614

Total	$1,858	$(149)	$17	$(1,112)	$614

Management began formulating the plans to exit certain activities and facilities of the acquired Seiko operations at the time of the acquisition and expects to complete all actions under such plans by December 31, 2004. In March 2004, the Company completed the transition of certain functions and, accordingly, reduced the accrual for the difference between the estimated cost originally accrued and the actual cost to be paid. The Company recorded the difference of $1.1 million as a reduction in the accrual and a reduction in the associated goodwill resulting from the acquisition.

Note 8 — Restructuring and related expenses

During the fourth quarter of 2002, the Company accelerated the implementation of its second-generation manufacturing process throughout our high-volume product lines. Given the lower labor and space requirements of these processes, the Company will consolidate its manufacturing operations into a smaller total plant structure. The initiative will allow the Company to meet volume production goals in substantially less space with lower manufacturing overhead. The Company believes that this initiative will result in an annual cost savings of $40 million beginning in 2005. The Company expects the initiative to be completed in late 2004. The Company expects to incur total restructuring and related expenses of $53 to $56 million in connection with this initiative, of which approximately $48 million has been incurred through March  31, 2004. Thus the Company expects to incur an additional $5 to $8 million during the remainder of 2004. Approximately $26 million of the total expenses are expected to be non-cash.

As a result of this initiative, the Company recorded restructuring and related charges of approximately $34.5 million in the fourth quarter of 2002. These charges were recorded in accordance with the terms of SFAS 121, “Accounting for the Impairment of Long-Live Assets and for Long-Lived Assets to be Disposed Of” and EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” Of the $34.5 million, approximately $24.7 million related to impairment of property and equipment, $4.7 million related to employee severance and benefit costs, $4.4 million related to leased facilities that will be abandoned within one year and the remaining $0.7 million relates to costs, such as professional fees related to the initiative. The Company recorded additional restructuring and related charges of approximately $10.9 million during 2003. Of the $10.9 million, approximately $7.1 million related to severance and other salary related and benefit costs, and $3.8 million related to other costs.

During the first quarter of 2004, the Company recorded restructuring and related expenses of $3.1 million. Of the $3.1 million, approximately $1.9 million related to severance and other salary and related benefit costs, $0.8 million related to impairment of property and equipment and $0.4 million related to other costs.

Of the $48.4 million of restructuring and related charges incurred since the inception of the restructuring initiative, $12.6 million of cash has been spent. The Company anticipates spending an additional $12-$18 million in cash related to the restructuring initiative in the rest of 2004.

For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned property and equipment, the impairment loss recognized was based on the estimated fair value of the equipment.

The following table summarizes the restructuring and related expense accrual activity during the three month period ending March 31, 2004 (in thousands):

	Severance/salary	Lease
	related and	Payment of
	Benefits costs	Facilities	Other	Total
Balance of accrual at December 31, 2003	$7,651	$4,448	$520	$12,619
Additions	1,899	—	419	2,318
Payments	(2,532)	(160)	(689)	(3,381)
Translation Adjustment	218	127	6	351

Balance of accrual at March 31, 2004	$7,236	$4,415	$256	$11,907

Note 9 — Credit Facility

On April 16, 2002, we completed a $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank’s prime rate or 1.00% to 1.50% above the euro-dollar rate depending on the company’s ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans (not to exceed $40 million) at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, requires us to maintain certain financial ratios. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of its Barbados and Canadian subsidiaries. As of March 31, 2004, we were in compliance with our covenants and there was no outstanding balance under this credit facility.

On December 29, 2003, our subsidiary, Ocular Sciences K.K. (Japan) completed a new unsecured 1.5 billion Yen credit facility with one bank, guaranteed by Ocular Sciences, Inc. Revolving loans under this facility mature on December 26, 2004, and bear interest on the outstanding principal amount thereof at a rate per annum equal to the applicable adjusted Euroyen Rate for the Interest Period plus 0.95%. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios that are substantially the same as those in our $50 million revolving credit facility. As of March 31, 2004, we were in compliance with these covenants and there was 1.15 billion Yen ($11.0 million) outstanding under this credit agreement.

Note 10 — Foreign Currency Forward Contracts

The Company operates multiple foreign subsidiaries that manufacture and/or sell its products worldwide. As a result, the Company’s earnings, cash flows and financial position are exposed to foreign currency risk from foreign-currency-denominated receivables and payables, forecasted sales transactions, and net investment in certain foreign operations. To address increasing international growth and related currency risks, the Company implemented a foreign currency exposure management policy in October 2003. The Company’s policy is to enter into foreign exchange forward contracts to mitigate the impact of currency fluctuations on both existing foreign currency asset and liability balances as well as to reduce the risk to earnings and cash flows associated with anticipated foreign currency transactions. The gains and losses on the foreign exchange forwards are intended to partially offset the transaction gains and losses recognized in earnings. The Company does not enter into foreign exchange forward contracts for speculative purposes. Under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) all derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings.

Cash Flow Hedging

In fiscal year 2003, the Company began designating and documenting foreign exchange forward contracts related to forecasted transactions as cash flow hedges. The Company calculates hedge effectiveness, excluding time value, at least quarterly. The change in the fair value of the derivative on a spot to spot basis is compared to the spot to spot change in the anticipated transaction, with the effective portion recorded in Other Comprehensive Income (OCI) until the anticipated transaction is recognized in income. The Company records any ineffectiveness, including the excluded time value of the hedge, in other income (expense) on its consolidated statement of income, which was immaterial in the first quarter of 2004. In the event it becomes probable that a hedged anticipated transaction will not occur the gains or losses on the related cash flow hedges will immediately be reclassified from OCI to other income (expense). At March 31, 2004, all outstanding cash flow hedging derivatives had a maturity of less than 12 months.

The following table summarizes the impact of cash flow hedges on OCI in the first three months of 2004 (in thousands):

December 31, 2003	$(448)
Net change on cash flow hedges	228
Reclassification of loss to interest	8
Reclassification of gain to Cost of Sales	(47)

March 31, 2004	$(259)

We anticipate reclassifying $55,000 of the loss to earnings within 12 months.

Balance Sheet Hedging

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

The Company’s outstanding net foreign exchange forward contracts as of March 31, 2004 are presented (in thousands) in the table below. Weighted average forward rates are quoted using market conventions.

		Weighted
	Net Notional	Average
	Amount	Rate
Cash Flow Hedges:
Euro Sold	6,783	1.2556
GBPPurchases	2,562	1.8191
JPY Sold	267,296	106.08
Balance Sheet Hedges:
Euro Sold	40,187	1.2556

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such statements relate to our future performance and plans, results of operations, capital expenditures, acquisitions, restructuring and operating improvements and costs. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements involve numerous risks and uncertainties and you should not rely upon them as predictions of future events. There is no assurance that the events or circumstances reflected in forward-looking statements will be achieved or will occur.

Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and we may not be able to realize them. Factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include risks associated with the overall economic environment, the integration of the Essilor and Seiko Contactlens businesses, the impact of competitive products and pricing, product demand both domestically and overseas, market receptiveness to various product launches, higher than expected product returns, higher than expected employee turnover, potential difficulties in implementing second generation manufacturing processes or in obtaining anticipated cost reductions, customer bad debts, currency fluctuations, other risks of doing business internationally and the other risks detailed in the sections entitled “Item 1, Business — Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2003, and from time to time our other reports filed with the Securities and Exchange Commission. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. Unless the context otherwise requires, the terms “we”, “us”, and “our” refer to Ocular Sciences, Inc. and its subsidiaries.

Overview

Our net sales increased 14.0% in the first quarter of 2004 over the same period in 2003 (6.3% using constant foreign currency exchange rates). This increase reflects our continued growth in sales in Europe and Japan, primarily driven by higher sales of our daily and bi-weekly disposable products and toric lenses. In the first quarter of 2004, 61% of our sales were generated outside the United States, compared to 54% in the same period of 2003. For some products, such as daily and toric disposable lenses, our sales are currently constrained by our manufacturing capacity.

Gross profit percentage increased to 56.1% in the first quarter of 2004 from 53.0% in the same period of 2003, primarily due to lower production costs. We are beginning to see the benefits of our restructuring activities in our gross margins. In order to maintain or increase our gross profits, we are continuously focused on controlling and reducing our costs, most significantly by implementing new highly automated manufacturing facilities.

General and administrative expenses were relatively constant as a percentage of net sales from the first quarter of 2003. We did however increase our research and development and selling and marketing expenses in the first quarter of 2004 as we continue to invest in new product development, additional marketing programs associated with new product introductions and increases in the size of our sales force.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill;

•	estimates inherent in purchase accounting; and

•	stock based compensation.

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

We assess the need for reserves on inventory generally based on forward projections of sales of products that are updated periodically. Inventories are recorded at the lower of cost (first-in, first-out method) or market. Cost includes material, labor and applicable factory overhead. The reported value of our inventory includes saleable products, promotional products, raw materials and componentry that will be sold or used in future periods. Provision for potentially obsolete or slow moving inventory is made based upon our analysis of inventory levels and forecasted sales. Once inventory is reserved a new cost basis is established and the reserve can only be relieved by the subsequent sale or disposal of the inventory.

Material differences may result in the amount and timing of revenue and /or expenses for any period if different judgments had been made or different estimates utilized.

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

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This is a complex process due to the multiple tax jurisdictions within which we operate and the overall complexity of our corporate structure. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. We are presently under routine examination by local tax authorities in several of the tax jurisdictions we operate in, including the United States. As a result of these examinations, or in the event actual results differ from these estimates or we adjust these estimates in future periods, our financial position and results of operations could be materially impacted.

Valuation of Long-Lived and Intangible Assets and Goodwill

We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Goodwill and certain intangible assets, which are not subject to amortization, are periodically reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

The following table illustrates, pursuant to SFAS No. 123, as amended by SFAS No. 148, the effect on net income and related net income per share for the three months ended March 31, 2004 and 2003, had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123:

	Three months ended
	March 31,
	2004	2003
Net Income:
As reported	$5,992	$5,918
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	620	673

Pro forma	$5,372	$5,245

Net Income per common share (basic):
As reported	$0.24	$0.25

	Three months ended
	March 31,
	2004	2003
Pro forma	0.22	0.22
Net Income per common share (diluted):
As reported	$0.24	$0.25
Pro forma	0.21	0.22

New Accounting Pronouncements Adopted

See Note 2 to Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

Results of Operations

The following table summarizes certain items on the consolidated statements of income as a percentage of net sales:

	Three months ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	43.9	47.0

Gross profit	56.1	53.0
Selling and marketing expenses	29.5	28.8
General and administrative expenses	9.2	9.7
Research and development expenses	2.8	2.4
Restructuring and related expenses	3.8	1.7

Income from operations	10.8	10.4
Interest and other income, net	(0.9)	—

Income before taxes	9.9	10.4
Provision for income taxes	2.5	2.0

Net income	7.4%	8.4%

Net Sales

Net sales were $80.6 million in the first quarter of 2004, an increase of 14.0% from the first quarter of 2003 (6.3% using constant currency exchange rates). The increase in first quarter of 2004 was primarily due to continued growth in international markets and in worldwide sales of disposable toric and daily lenses.

U.S. sales were $31.1 million in the first quarter of 2004, a 3.4% decrease from the first quarter of 2003. This decrease is primarily due to a continued decline in sales of our conventional reusable product line and lower sales of disposable spheres as we believe customers began reducing their inventories in advance of our second quarter launch of a new sphere product.

International sales were $49.5 million, an increase of 28.7% from the first quarter of 2003 (14.2% using constant currency exchange rates). The increase in international net sales was due primarily to strong growth in unit sales in the European and Japanese markets and to the weakening of the U.S dollar against foreign currencies.

Gross Profit

Gross profit was $45.2 million and $37.5 million in the first quarter of 2004 and 2003, respectively. Gross profit, as a percentage of net sales, was 56.1% and 53.0% for the first quarter of 2004 and 2003, respectively. The improvement in the 2004 gross profit percentage reflects the benefits from our manufacturing transition program.

Selling and Marketing Expenses

Sales and marketing expenses were $23.8 million in the first quarter of 2004, an increase of 16.6% from the first quarter of 2003. As a percentage of net sales, selling and marketing expenses were 29.5% and 28.8% in the first quarter of 2004 and 2003, respectively. The increase in sales and marketing expenses were due primarily to higher distribution costs due to increased unit sales volume, increased marketing expenditures related to new product launches and promotional programs, and increases in the size of our direct sales force. We expect our sales and marketing expenses, in absolute dollars and as a percentage of net sales, to continue to increase in the next several quarters as we launch new products in both the United States and International markets.

General and Administrative Expenses

General and administrative expenses were $7.4 million in the first quarter of 2004, an increase of 7.8% from the first quarter of 2003. As a percentage of net sales, general and administrative expenses were 9.2% and 9.7% for the first quarter of 2004 and 2003, respectively. The increase in general and administrative expenses in the first quarter of 2004 was primarily due to higher professional services expenses.

Research and Development Expenses

Research and development expenses were $2.2 million, an increase of 31.1% from the first quarter of 2003. As a percentage of net sales, research and development expenses were 2.8% and 2.4% in the first quarter of 2004 and 2003, respectively. The increase in research and development expense in the first quarter of 2004 is primarily due to new product development and our continuing manufacturing process development efforts. We expect our research and development expenses, in absolute dollars and as a percentage of net sales, to continue to grow in 2004.

Restructuring and Related Expenses

During the fourth quarter of 2002, we accelerated the implementation of our second-generation manufacturing process throughout our high-volume product lines. Given the lower labor and space requirements of these processes, we are consolidating our manufacturing operations into a smaller total plant structure. The initiative will allow us to meet volume production goals in substantially less space with lower manufacturing overhead. We believe that this initiative will result in an annual cost savings of $40 million beginning in 2005. We expect the initiative to be completed in 2004. The Company expects to incur total restructuring and related expenses of $53 to $56 million in connection with this initiative, of which approximately $48 million has been incurred through March 31, 2004. Thus the Company expects to incur an additional $5 to $8 million during the remainder of 2004. Approximately $26 million of the total expenses are expected to be non-cash.

As a result of this initiative, we recorded a restructuring charge of approximately $34.5 million in the fourth quarter of 2002. These charges were recorded in accordance with the terms of SFAS 121, “Accounting for the Impairment of Long-Live Assets and for Long-Lived Assets to be Disposed Of” and EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring).” Of the $34.5 million, approximately $24.7 million related to impairment of property and equipment, $4.7 million related to employee severance and benefit costs, $4.4 million related to leased facilities that will be abandoned within one year and the remaining $0.7 million relates to costs, such as professional fees related to the initiative. We recorded additional restructuring and related charges of approximately $10.9 million during 2003, consisting of $7.1 million related to severance and other salary related and benefit costs, and $3.8 million related to other costs.

During the first quarter of 2004, we recorded restructuring and related expenses of $3.1 million, consisting of $1.9 million related to severance and other salary related and benefit costs, $0.8 million related to impairment of property and equipment and $0.4 million related to other costs.

Of the $48.4 million of restructuring and related charges incurred since the inception of the restructuring initiative, $12.6 million of cash has been spent. We anticipate spending an additional $12-$18 million in cash related to the restructuring initiative during the remainder of 2004.

For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned property and equipment, the impairment loss recognized was based on the estimated fair value of the equipment.

Other Income (Expense)

Other income (expense) primarily consists of net foreign exchange gains and losses.

Provision for Income Taxes

Income taxes were $2.0 million and $1.4 million for the first quarter of 2004 and 2003, respectively. Our effective tax rates were 25.0% and 19.5% for the first quarter of 2004 and 2003, respectively. The effective tax rate prior to restructuring and related expenses, for the first quarter of 2004 was 22.0%. We expect the effective tax rate prior to restructuring and related expenses to continue to be 22.0% for the rest of 2004.

Liquidity and Capital Resources

Our capital requirements have generally been funded from operations, cash and investments on hand, and debt borrowings. Our cash and cash equivalents are invested in a diversified portfolio of financial instruments, including money market instruments and government or government agency securities and other debt securities issued by financial institutions and other issuers with strong credit ratings. By policy, the amount of credit exposure to any one institution is limited.

Sources and Uses of Cash

Cash and cash equivalents at March 31, 2004 were $49.8 million, increased from the December 31, 2003 balance of $34.2 million. The increase in cash and cash equivalents in the first three months of 2004 was primarily due to cash flow from operations of $21.5 million, which consisted primarily of net income, adjusted for non-cash depreciation and amortization, and a $12 million decrease in prepaid value added taxes (“VAT”), partially offset by reductions in accrued liabilities. Financing activities provided approximately $0.9 million, principally through proceeds from issuance of common stock pursuant to exercises of employee stock options of $4.5 million, offset by $3.6 million of net debt repayment. Approximately $7.9 million of cash was spent on capital expenditures. We currently expect to incur an additional $30- $35 million in capital expenditures during the remainder of 2004. Additionally, we anticipate spending an additional $12-$18 million in cash related to the restructuring initiative in the remainder of 2004.

The following table summarizes our contractual cash obligations as of March 31, 2004 (in thousands):

		Operating
	Debt**	Leases
2004*	$11,384	$5,735
2005	321	7,245
2006	349	4,946
2007	378	3,892
2008	411	2,323
2009	446	1,752
Thereafter	442	4,279

	$13,731	$30,172

*Represents commitments for the remaining nine months of 2004

** Debt consists of capital lease obligations and outstanding borrowings under our Japanese credit facility.

The $30.1 million in future operating lease obligations includes approximately $4 million accrued in conjunction with our restructuring activities.

On April 16, 2002, we completed a $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank’s prime rate or 1.00% to 1.50% above the euro-dollar rate depending on the company’s ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans (not to exceed $40 million) at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, requires us to maintain certain financial ratios. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of its Barbados and Canadian subsidiaries. As of March 31, 2004, we were in compliance with our covenants and there was no outstanding balance under this credit facility.

On December 29, 2003, our subsidiary, Ocular Sciences K.K. (Japan) completed a new unsecured 1.5 billion Yen credit facility with one bank, guaranteed by Ocular Sciences, Inc. Revolving loans under this facility mature on December 26, 2004, and bear interest on the outstanding principal amount thereof at a rate per annum equal to the applicable adjusted Euroyen Rate for the Interest Period plus 0.95%. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios that are substantially the same as those in our $50 million revolving credit facility. As of March 31, 2004, we were in compliance with these covenants and there was 1.15 billion Yen ($11.0 million) outstanding under this credit agreement.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market Risk

We have debt outstanding (which we carry at cost) with an interest rate that is referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. Holding debt levels constant, a one-percentage point increase in interest rates would decrease our annual pre-tax earnings and cash flows by approximately $110,000, based on our outstanding debt as of March 31, 2004.

Impact of Foreign Currency Rate Changes

We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, and net investment in certain foreign operations. To address increasing international growth and related currency risks, we implemented a foreign currency exposure management policy in October 2003. Our policy is to enter into foreign exchange forward contracts to mitigate the impact of currency fluctuations on both existing foreign currency asset and liability balances as well as to reduce the risk to earnings and cash flows associated with anticipated foreign currency transactions, including certain intercompany equipment sale and leaseback transactions. The gains and losses on the foreign exchange forward contracts are intended to partially offset the transaction gains and losses recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes. Under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) all derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings.

Cash Flow Hedging

In fiscal year 2003, we began designating and documenting foreign exchange forward contracts related to forecasted transactions as cash flow hedges. We calculate hedge effectiveness, excluding time value, at least quarterly. The change in the fair value of the derivative on a spot to spot basis is compared to the spot to spot change in the anticipated transaction, with the effective portion recorded in Other Comprehensive Income (OCI) until the anticipated transaction is recognized in income. We record any ineffectiveness, including the excluded time value of the hedge in other income (expense) in our consolidated statement of operations. In the event it becomes probable that a hedged anticipated transaction will not occur the gains or losses on the related cash flow hedges will immediately be reclassified from OCI to other income (expense). At March 31, 2004, all outstanding cash flow hedging derivatives had a maturity of less than 12 months.

The following table summarizes the impact of cash flow hedges on OCI in the first three months of 2004 (in thousands):

December 31, 2003	$(448)
Net change on cash flow hedges	228
Reclassification of loss to interest	8
Reclassification of gain to Cost of Sales	(47)
March 31, 2004	$(259)

We anticipate reclassifying $55,000 of the loss to earnings within 12 months.

Balance Sheet Hedging

We manage the foreign currency risk associated with foreign currency denominated assets and liabilities using foreign exchange forward contracts with maturities of less than 12 months. Changes in fair value of these derivatives are recognized in other income and expense and substantially offset the remeasurement gains and losses associated with the foreign currency denominated assets and liabilities.

Our outstanding net foreign exchange forward contracts as of March 31, 2004 are presented (in thousands) in the table below. Weighted average forward rates are quoted using market conventions.

		Weighted
	Net Notional	Average
	Amount	Rate
Cash Flow Hedges:
Euro Sold	6,783	1.2556
GBP Purchases	2,562	1.8191
JPY Sold	267,296	106.08
Balance Sheet Hedges:
Euro Sold	40,187	1.2556

Unless otherwise noted above, there has been no additional material change in our assessment of our sensitivity to market risk from the information set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for that purpose.

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 6, 2002, CIBA Vision Corporation and its subsidiary, Wesley Jessen Corporation (“Wesley Jessen”) filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging that our color contact lenses infringe patents owned by Wesley Jessen. The complaint seeks an award of damages, including unspecified punitive damages, attorney’s fees and costs and an injunction preventing the alleged infringement. We have filed an answer to the complaint denying that we infringe any valid patent claims. This lawsuit is currently in the discovery phase, and we expect that the court will conduct a “Markman” hearing to construe the relevant patent claims in the second half of 2004. We believe the lawsuit is without merit and that we have strong defenses to this complaint and we intend to defend this action vigorously.

The defense of intellectual property suits and related administrative proceedings is both costly and time-consuming. The outcomes of intellectual property lawsuits are subject to inherent uncertainties. Accordingly, we cannot assure you that our defense of this lawsuit will be successful or that we will not be subject to other intellectual property claims in the future. An adverse outcome in any intellectual property litigation could subject us to significant liabilities, require us to license disputed rights from third parties, require us to redesign products or cease using such technology. Any of these consequences could have a material adverse effect on us.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated May 7, 2004

32.1	18 U.S.C § 1350 Certifications dated May 7, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C § 1350, and are not being filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)	Reports on Form 8-K

On February 19, 2004, we furnished a Current Report on Form 8-K regarding the press release issued on the same day, announcing the Company’s earnings for the quarter ended December 31, 2003

On May 4, 2004, we furnished a Current Report on Form 8-K regarding the press release issued on the same day, announcing the Company’s earnings for the quarter ended March 31, 2004.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR SCIENCES, INC. (Registrant)
Date: May 10, 2004	/s/ Steven M. Neil
Steven M. Neil
Executive Vice-President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated May 10, 2004

32.1	18 U.S.C § 1350 Certifications dated May 10, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C § 1350, and are not being filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.