Form 10-Q
period 2004-06-30
OCULAR SCIENCES INC /DE/
filed 2004-08-06
CIK 882484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________to ____________

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

As of July 28, 2004, there were outstanding 25,157,814 shares of the registrant’s Common Stock, par value $0.001 per share.

OCULAR SCIENCES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OCULAR SCIENCES, INC.

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,721	$34,187
Accounts receivable, less allowance for sales returns and doubtful accounts of $3,516 and $3,596 for 2004 and 2003, respectively	58,170	57,906
Inventories	69,191	70,646
Prepaid expenses and other current assets	23,756	36,804

Total current assets	201,838	199,543
Property and equipment, net	143,014	134,903
Intangible assets, net	57,289	60,330
Loans to officers and employees	283	437
Other assets	4,185	4,095

Total assets	$406,609	$399,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,547	$9,076
Accrued liabilities	58,457	69,044
Current portion of long-term debt	398	411

Total current liabilities	69,402	78,531
Deferred income taxes	192	988
Other liabilities	670	1,067
Long-term debt, less current portion	2,190	16,877

Total liabilities	72,454	97,463

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 25,135,458 and 24,373,871 shares issued and outstanding for 2004 and 2003, respectively	25	24
Additional paid-in capital	119,252	101,093
Retained earnings	198,004	182,391
Accumulated other comprehensive income	16,874	18,337

Total stockholders’ equity	334,155	301,845

Total liabilities and stockholders’ equity	$406,609	$399,308

Note: The condensed consolidated balance sheet at December 31, 2003 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.

Condensed Consolidated Statements of Income — (unaudited)
(In thousands, except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$83,270	$76,117	$163,893	$146,808
Cost of sales	33,883	36,278	69,311	69,492

Gross profit	49,387	39,839	94,582	77,316
Selling and marketing expenses	24,218	21,108	47,976	41,481
General and administrative expenses	8,223	7,494	15,634	14,370
Research and development expenses	2,159	1,432	4,408	3,148
Restructuring and related expenses	2,099	3,807	5,173	4,993

Income from operations	12,688	5,998	21,391	13,324
Interest expense	(98)	(126)	(258)	(318)
Interest income	117	83	259	154
Other income/(expense), net	123	561	(572)	707

Income before taxes	12,830	6,516	20,820	13,867
Provision for income taxes	3,209	2,311	5,207	3,744

Net income	$9,621	$4,205	$15,613	$10,123

Net income per share data:
Net income per share (basic)	$0.39	$0.18	$0.63	$0.43
Net income per share (diluted)	$0.37	$0.17	$0.61	$0.42
Weighted average common shares outstanding	24,840,602	23,821,160	24,671,735	23,816,549
Weighted average dilutive potential common shares under the treasury stock method	984,134	313,214	937,318	197,879

Total weighted average common and dilutive potential common shares outstanding	25,824,736	24,134,374	25,609,053	24,014,428

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows — (unaudited)
(In thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$15,613	$10,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,846	12,592
Amortization of loans to officers	154	184
Income tax benefits from stock options exercised	3,092	10
Provision (recovery) for sales returns and doubtful accounts, net	(81)	523
Exchange loss (gain)	517	(617)
Deferred income taxes	(947)	117
Changes in operating assets and liabilities:
Accounts receivable	(184)	2,411
Inventories	1,454	(4,770)
Prepaid expenses, other current and non-current assets	14,667	845
Accounts payable	1,471	374
Accrued and other liabilities	(10,982)	6,205

Net cash provided by operating activities	38,620	27,997

Cash flows from investing activities:
Purchases of property and equipment	(22,988)	(13,503)

Net cash used in investing activities	(22,988)	(13,503)

Cash flows from financing activities:
Proceeds from issuance of debt	25,115	32,000
Repayment of debt	(39,134)	(41,681)
Proceeds from issuance of common stock	14,891	414

Net cash provided by (used in) financing activities	872	(9,267)

Effect of exchange rate changes on cash and cash equivalents	30	1,248
Net increase in cash and cash equivalents	16,534	6,475
Cash and cash equivalents at the beginning of year	34,187	11,414

Cash and cash equivalents at the end of the period	$50,721	$17,889

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$314	$346
Taxes	$4,522	$2,446

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2003 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition as of June 30, 2004 and the results of the Company’s operations for the three and six month periods ended June 30, 2004 and 2003, and cash flows for the six month periods ended June 30, 2004 and 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2003 and 2002 and for each of the three years ended December 31, 2003, including notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain prior year amounts have been reclassified to conform to current year presentation.

All amounts, unless otherwise indicated, are in U.S. dollars.

Note 2 — New Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46R, a revision to FIN 46, “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The statement has not had a material impact on our consolidated financial statements.

Note 3 — Balance Sheet Items

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$7,022	$7,232
Work in process	2,734	2,607
Finished goods	59,435	60,807

	$69,191	$70,646

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Refundable income taxes	$10,666	$11,690
Deferred income taxes	4,979	4,828
Value added taxes receivable	2,923	15,023
Other prepaid expenses and current assets	5,188	5,263

	$23,756	$36,804

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Accrued expenses and interest	$28,351	$31,943
Restructuring and acquisition accruals	13,947	19,292
Accrued cooperative merchandising allowances	6,886	7,070
Income taxes payable	9,273	10,739

	$58,457	$69,044

Note 4 — Comprehensive Income

Comprehensive income consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$9,621	$4,205	$15,613	$10,123
Foreign currency:
Translation adjustment, net of taxes	(2,851)	5,307	(1,732)	5,421
Unrealized gain on cash flow hedge, net of taxes	79	—	269	—

Comprehensive income	$6,849	$9,512	$14,150	$15,544

Note 5 — Goodwill and Other Intangible Assets

Goodwill and other intangible assets (gross) consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Goodwill	$43,486	$45,537
Intangible assets subject to amortization	24,199	23,858
Intangible assets not subject to amortization	3,634	3,630

	$71,319	$73,025

Accumulated amortization consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Goodwill	$2,112	$2,132
Intangible assets subject to amortization	11,443	10,088
Intangible assets not subject to amortization	475	475

	$14,030	$12,695

Goodwill and other intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	June 30,	December 31,
	2004	2003
Goodwill	$41,374	$43,405
Intangible assets subject to amortization	12,756	13,770
Intangible assets not subject to amortization	3,159	3,155

	$57,289	$60,330

Intangible assets subject to amortization consist primarily of marketing rights, patents, customer lists, core technology and trade names. Amortization expense for intangible assets subject to amortization amounted to approximately $0.7 million and $0.5 million for the three months ended June 30, 2004 and 2003, respectively, and approximately $1.3 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively.

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

Options to purchase 0 and 2,631,391 shares of the Company’s common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock of $32.22 and $17.22 per share for the three months ended June 30, 2004 and 2003, respectively. Options to purchase 1,200 and 2,863,431 shares of the Company’s common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock of $30.66 and $15.47 per share for the six months ended June 30, 2004 and 2003, respectively.

Note 7 — Acquisitions

Acquisition of the Contact Lens Business of Essilor

On February 12, 2001, the Company acquired the contact lens business of Essilor International (Compagnie Generale d’Optique) S. A. (“Essilor”). The Company acquired Essilor’s sales and distribution assets of the contact lens business in Europe and the United States and manufacturing facilities in France, the United Kingdom, and the United States. The primary reasons for this acquisition were to expand the Company’s presence in Europe and to increase its breadth of product offerings.

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

	Accrual as of				Accrual as of
	December 31,		Accrual	Translation	June 30,
	2003	Payments	Adjustment	Adjustments	2004
Severance costs	$3,809	$(973)	$179	$(100)	$2,915
Facility costs	655	(130)	—	(17)	508
Equipment and dismantling costs	334	(27)	—	(10)	297
Miscellaneous costs	17	(17)	—	—	—

Total	$4,815	$(1,147)	$179	$(127)	$3,720

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

	Accrual as of		Translation	Goodwill	Accrual as of
	December 31, 2003	Payments	Adjustments	Adjustment	June 30, 2004
Facility and other exit costs	$1,858	$(533)	$(5)	$(1,059)	$261

Total	$1,858	$(533)	$(5)	$(1,059)	$261

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

Note 8 — Restructuring and related expenses

During the fourth quarter of 2002, we accelerated the implementation of our second-generation manufacturing process throughout our high-volume product lines. Given the lower labor and space requirements of these processes, we are consolidating our manufacturing operations into a smaller total plant structure. The initiative will allow us to meet volume production goals in substantially less space with lower manufacturing overhead. We believe that this initiative will result in an annual cost savings of $40 million beginning in 2005. We expect the initiative to be completed in 2004. The Company expects to incur total restructuring and related expenses of approximately $56 million in connection with this initiative, of which approximately $50.5 million has been incurred through June 30, 2004. Thus, the Company expects to incur an additional $5 to $6 million of restructuring and related expenses during the remainder of 2004. Approximately $26 million of the total expenses are expected to be non-cash.

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

During the three months ended June 30, 2004, we recorded restructuring and related expenses of $2.1 million, consisting of $1.6 million related to severance and other salary related and benefit costs and $0.5 million related to other costs. For the year-to-date ended June 30, 2004, total restructuring and related expenses were $5.2 million, consisting of $3.5 million related to severance and other salary related and benefit costs, $0.8 million related to impairment of property and equipment and $0.9 million related to other costs.

Of the $50.5 million of restructuring and related charges incurred since the inception of the restructuring initiative, $16.5 million of cash has been spent. We anticipate spending an additional $15 to $16 million in cash related to the restructuring initiative during the remainder of 2004.

For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned property and equipment, the impairment loss recognized was based on the estimated fair value of the equipment.

The following table summarizes the restructuring and related expense accrual activity during the six month period ending June 30, 2004 (in thousands):

	Severance/salary	Lease
	related and	Payment of
	Benefits costs	Facilities	Other	Total
Balance of accrual at December 31, 2003	$7,651	$4,448	$520	$12,619
Additions	3,521	—	896	4,417
Payments	(5,689)	(339)	(1,248)	(7,276)
Translation adjustment	134	67	5	206

Balance of accrual at June 30, 2004	$5,617	$4,176	$173	$9,966

Note 9 — Credit Facility

On April 16, 2002, we completed a $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank’s prime rate or 1.00% to 1.50% above the euro-dollar rate depending on the Company’s ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans (not to exceed $40 million) at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, requires us to maintain certain financial ratios. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of its Barbados and Canadian subsidiaries. As of June 30, 2004, we were in compliance with our covenants and there was no outstanding balance under this credit facility.

On December 29, 2003, our subsidiary, Ocular Sciences K.K. (Japan) completed a new unsecured 1.5 billion Yen credit facility with one bank, guaranteed by Ocular Sciences, Inc. Revolving loans under this facility mature on December 26, 2004, and bear interest on the outstanding principal amount thereof at a rate per annum equal to the applicable adjusted Euroyen Rate for the Interest Period plus 0.95%. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios that are substantially the same as those in our $50 million revolving credit facility. As of June 30, 2004, we were in compliance with these covenants and there was no outstanding balance under this credit agreement.

Note 10 — Foreign Currency Forward Contracts

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

Cash Flow Hedging

In fiscal year 2003, we began designating and documenting foreign exchange forward contracts related to forecasted transactions as cash flow hedges. We calculate hedge effectiveness, excluding time value, at least quarterly. The change in the fair value of the derivative on a spot to spot basis is compared to the spot to spot change in the anticipated transaction, with the effective portion recorded in Other Comprehensive Income (OCI) until the anticipated transaction is recognized in income. We record any ineffectiveness, including the excluded time value of the hedge in Other Income and Expense in our Consolidated Statement of Income. In the event it becomes probable that a hedged anticipated transaction will not occur the gains or losses on the related cash flow hedges will immediately be reclassified from OCI to Other Income and Expense. At June 30, 2004, all outstanding cash flow hedging derivatives had a maturity of less than 12 months.

The following table summarizes the impact of cash flow hedges on OCI in the first six months of 2004 (in thousands):

December 31, 2003	$(448)
Net change on cash flow hedges	272
Reclassification of loss to interest	19
Reclassification of gain to Cost of Sales	(22)

June 30, 2004	$(179)

We anticipate reclassifying $39,000 of the loss to the Statement of Income within 12 months.

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

Our outstanding net foreign exchange forward contracts as of June 30, 2004 are presented (in thousands) in the table below. Weighted average forward rates are quoted using market conventions.

		Weighted
	Net Notional	Average
	Amount	Rate
Cash Flow Hedges:
Euro Sold	4,949	1.1900
GBP Purchases	170	1.8080
Balance Sheet Hedges:
Euro Sold	30,654	1.1900

Note 11 – Subsequent Events

On July 28, 2004, we entered into a definitive agreement to be acquired by The Cooper Companies, Inc. (“Cooper”) in a stock and cash transaction. Cooper manufactures and markets specialty healthcare products through its CooperVision and CooperSurgical units. Pursuant to the definitive agreement and subject to the terms and conditions set forth therein, we will be merged with and into a direct wholly owned subsidiary of Cooper. Under the definitive agreement, upon completion of the merger, Cooper has agreed to issue to our stockholders 0.3879 shares of its common stock and pay $22.00 in cash, without interest, for each share of our common stock then held. Shares of Cooper common stock will be issued with associated preferred stock purchase rights. We expect this transaction will close around the end of 2004, subject to customary conditions, including obtaining necessary regulatory approval, absence of material breaches of the agreement and of material adverse changes in the companies’ businesses, and approval by both companies’ stockholders. We cannot assure you that the merger will be completed when expected, or at all. We are subject to a number of risks while the merger is pending, include risks of disruption of our ongoing business operations, the potential loss of key employees and of employee productivity, potential disruption of customer relationships and potential revenue declines as a result of uncertainty on the part of customers and potential customers. If the merger is significantly delayed, or is not completed, because one of the conditions is not satisfied or otherwise, the likelihood and effect of these risks could be significantly increased, and could have a material adverse effect on our business.

Pursuant to the terms of the definitive agreement related to the proposed merger with Cooper, we are obligated to pay a $35.0 million fee and reimburse certain of Cooper’s expenses if the definitive agreement is terminated because of certain types of events, such as failure by our board of directors to support the merger in certain ways or failure by our stockholders to approve the merger following our involvement in an alternate acquisition under certain circumstances. Cooper is under a similar obligation to us.

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

Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and we may not be able to realize them. Factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include risks associated with our recently-announced agreement to be acquired by The Cooper Companies, Inc., the overall economic environment, the impact of competitive products and pricing, product demand both domestically and overseas, market receptiveness to various product launches, higher than expected product returns, higher than expected employee turnover, potential difficulties in implementing second generation manufacturing processes or in obtaining anticipated cost reductions, currency fluctuations, other risks of doing business internationally and the other risks detailed in the sections entitled “Item 1, Business — Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2003, and from time to time our other reports filed with the Securities and Exchange Commission. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. Unless the context otherwise requires, the terms “we”, “us”, and “our” refer to Ocular Sciences, Inc. and its subsidiaries.

Overview

Our net sales increased 9.4% (5.1% using constant foreign currency exchange rates) and 11.6% (5.6% using constant foreign currency exchange rates) for the three and six months ending June 30, 2004, respectively, over the same periods in 2003. This increase reflects our continued growth in sales in Europe and Japan, primarily driven by higher sales of our daily and bi-weekly disposable products and toric lenses. For the three and six months ending June 30, 2004, 60% and 61%, respectively, of our sales were generated outside the United States, compared to 56% and 55%, respectively, in the same periods of 2003. For some products, such as daily and toric disposable lenses, our sales are currently constrained by our manufacturing capacity.

Gross profit percentage increased to 59.3% and 57.7% for the three and six months ending June 30, 2004, respectively, from 52.3% and 52.7% in the same periods of 2003, primarily due to lower production costs. We are beginning to see the benefits of our manufacturing restructuring activities in our gross margins. In order to maintain or increase our gross profits we are continuously focused on controlling and reducing our costs and increasing production volume, most significantly by implementing new highly automated manufacturing facilities.

General and administrative expenses were relatively constant as a percentage of net sales for the three and six months ending June 30, 2004 over the same periods in 2003. Research and development and selling and marketing expenses increased in the first half of 2004 as we continue to invest in new product development, additional marketing programs associated with new product introductions and increases in the size of our sales force.

Recent Events

On July 28, 2004, we entered into a definitive agreement to be acquired by The Cooper Companies, Inc. (“Cooper”) in a stock and cash transaction. Cooper manufactures and markets specialty healthcare products through its CooperVision and CooperSurgical units. Pursuant to the definitive agreement and subject to the terms and conditions set forth therein, we will be merged with and into a direct wholly owned subsidiary of Cooper. Under the definitive agreement, upon completion of the merger, Cooper has agreed to issue to our stockholders 0.3879 shares of its common stock and pay $22.00 in cash, without interest, for each share of our common stock then held. Shares of Cooper common stock will be issued with associated preferred stock purchase rights. We expect this transaction will close around the end of 2004, subject to customary conditions, including obtaining necessary regulatory approval, absence of material breaches of the agreement and of material adverse changes in the companies’ businesses, and approval by both companies’ stockholders. We cannot assure you that the merger will be completed when expected, or at all. We are subject to a number of risks while the merger is pending, include risks of disruption of our ongoing business operations, the potential loss of key employees and of employee productivity, potential disruption of customer relationships and potential revenue declines as a result of uncertainty on the part of customers and potential customers. If the merger is significantly delayed, or is not completed, because one of the conditions is not satisfied or otherwise, the likelihood and effect of these risks could be significantly increased, and could have a material adverse effect on our business.

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

In preparing our consolidated financial statements, required to estimate our income taxes in each of the jurisdictions in which we operate. This is a complex process due to the multiple tax jurisdictions within which we operate and the overall complexity of our corporate structure. This process involves estimating actual current tax liability together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. In the event actual results differ from these estimates or we adjust these estimates in future periods, our financial position and results of operations could be materially impacted.

We are presently under examination by tax authorities in the United States and certain other tax jurisdictions in which we operate. Certain of these examinations in the United States are expected to be complete by the end of 2004. These examinations can be expected to result in a claim for payment of additional taxes, and in the event that the amount claimed is material, it is likely that we would contest the claim through appropriate proceedings. These proceedings can be both costly and time-consuming, and the outcome of these proceedings is subject to inherent uncertainties. In the event we are not successful in any such proceedings, our financial position and results of operations could be materially impacted.

Valuation of Long-Lived and Intangible Assets and Goodwill

We periodically review long-lived assets and certain identifiable intangible assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Goodwill and certain intangible assets, which are not subject to amortization, are periodically reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

Stock-Based Compensation

We account for stock-based compensation using methods prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. We have adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.”

In accordance with SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” we have provided, below, the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented.

The following table illustrates, pursuant to SFAS No. 123, as amended by SFAS No. 148, the effect on net income and related net income per share for the three and six months ended June 30, 2004 and 2003, had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income:
As reported	$9,621	$4,205	$15,613	$10,123
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	470	699	1,090	1,372

Pro forma	$9,151	$3,506	$14,523	$8,751

Net Income per common share (basic):
As reported	$0.39	$0.18	$0.63	$0.43
Pro forma	0.37	0.15	0.59	0.37
Net Income per common share (diluted):
As reported	$0.37	$0.17	$0.61	$0.42
Pro forma	0.35	0.15	0.57	0.36

New Accounting Pronouncements Adopted

See Note 2 to Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

Results of Operations

The following table summarizes certain items on the consolidated statements of income as a percentage of net sales:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.7	47.7	42.3	47.3

Gross profit	59.3	52.3	57.7	52.7
Selling and marketing expenses	29.1	27.7	29.3	28.3
General and administrative expenses	9.9	9.8	9.5	9.8
Research and development expenses	2.6	1.9	2.7	2.1
Restructuring and related expenses	2.5	5.0	3.1	3.4

Income from operations	15.2	7.9	13.1	9.1
Interest and other income, net	(0.2)	(0.7)	0.4	(0.3)

Income before taxes	15.4	8.6	12.7	9.4
Provision for income taxes	3.8	3.1	3.2	2.5

Net income	11.6%	5.5%	9.5%	6.9%

Net Sales

Net sales increased $7.2 million, or 9.4% (5.1% using constant currency exchange rates), to $83.3 million for the three months ended June 30, 2004, compared to $76.1 million for the corresponding period in 2003. For the six months ended June 30, 2004, net sales increased $17.1 million, or 11.6% (5.6% using constant currency exchange rates), to $163.9 million compared to $146.8 million for the corresponding period in 2003. The increase in the three month and six month periods was primarily due to continued growth in sales of disposable toric lenses worldwide, and in sales of daily lenses in international markets.

U.S. sales were $33.6 million and $64.7 million for the three and six months ended June 30, 2004, a 0.3% increase and 1.5% decrease over the same periods last year. These results are primarily due to a continued decline in sales of our conventional reusable product line and lower sales of disposable spheres as we believe customers are reducing their inventories of our older sphere product as a result of our launch of our new sphere product, offset by growth in sales of disposable toric lenses.

International sales were $49.7 million and $99.2 million for the three and six months ended June 30, 2004, compared to $42.6 million and $81.1 million for the corresponding periods in 2003. This represents an increase of 16.7% and 22.3% over the three and six months ended June 30, 2003 (9.3% and 11.6% using constant currency exchange rates). The increase in international net sales was due primarily to strong growth in unit sales in the European and Japanese markets and to the weakening of the U.S. dollar against foreign currencies.

Gross Profit

Gross profit was $49.4 million and $94.6 million for the three and six months ended June 30, 2004, compared to $39.8 million and $77.3 million for the corresponding periods in 2003, respectively. Gross profit, as a percentage of net sales, was 59.3% and 57.7% for the three and six months ended June 30, 2004, compared to 52.3% and 52.7% for the corresponding periods in 2003, respectively. The improvement in the 2004 gross profit percentage reflects the benefits from our manufacturing transition program as we began to sell products, especially daily disposable products, manufactured utilizing our second generation manufacturing processes.

Selling and Marketing Expenses

Selling and marketing expenses were $24.2 million and $48.0 million for the three and six months ended June 30, 2004, compared to $21.1 million and $41.5 million for the corresponding periods in 2003, respectively. This represents an increase of 14.7% and 15.7% for the three and six months ended June 30, 2004, compared to the corresponding periods in 2003, respectively. As a percentage of net sales, selling and marketing expenses were 29.1% and 29.3% for the three and six months ended June 30, 2004, compared to 27.7% and 28.3% for the corresponding periods in 2003, respectively. The increase in sales and marketing expenses is due primarily to higher distribution costs due to increased unit sales volume, increased marketing expenditures related to new product launches and promotional programs, and increases in the size of our direct sales force. We expect our sales and marketing expenses, in absolute dollars and as a percentage of net sales, to continue to increase in the second half of 2004 as we launch new products in both the United States and International markets.

General and Administrative Expenses

General and administrative expenses were $8.2 million and $15.6 million for the three and six months ended June 30, 2004, compared to $7.5 million and $14.4 million for the corresponding periods in 2003, respectively. As a percentage of net sales, general and administrative expenses were 9.9% and 9.5% for the three and six months ended June 30, 2004, respectively, compared to 9.8% for both of the corresponding periods in 2003. The dollar increase in general and administrative expenses for the three and six months ended June 30, 2004 was primarily due to higher professional services expenses, primarily related to the Company’s ongoing Sarbanes-Oxley Act compliance program.

Research and Development Expenses

Research and development expenses were $2.2 million and $4.4 million for the three and six months ended June 30, 2004, compared to $1.4 million and $3.1 million for the corresponding periods in 2003, respectively. This represents an increase of 50.8% and 40.0% for the three and six months ended June 30, 2004, compared to the corresponding periods in 2003, respectively. As a percentage of net sales, research and development expenses were 2.6% and 2.7% for the three and six months ended June 30, 2004, compared to 1.9% and 2.1% for the corresponding periods in 2003, respectively. The increase in research and development expense for the three and six months ended June 30, 2004 is primarily due to new product development and our continuing manufacturing process development efforts. We expect our research and development expenses, in absolute dollars and as a percentage of net sales, to continue to grow in the second half of 2004.

Restructuring and Related Expenses

During the fourth quarter of 2002, we accelerated the implementation of our second-generation manufacturing process throughout our high-volume product lines. Given the lower labor and space requirements of these processes, we are consolidating our manufacturing operations into a smaller total plant structure. The initiative will allow us to meet volume production goals in substantially less space with lower manufacturing overhead. We believe that this initiative will result in an annual cost savings of $40 million beginning in 2005. We expect the initiative to be completed in 2004. The Company expects to incur total restructuring and related expenses of approximately $56 million in connection with this initiative, of which approximately $50.5 million has been incurred through June 30, 2004. Thus, the Company expects to incur an additional $5 to $6 million of restructuring and related expenses during the remainder of 2004. Approximately $26 million of the total expenses are expected to be non-cash.

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

During the three months ended June 30, 2004, we recorded restructuring and related expenses of $2.1 million, consisting of $1.6 million related to severance and other salary related and benefit costs and $0.5 million related to other costs. For the year-to-date ended June 30, 2004, total restructuring and related expenses were $5.2 million, consisting of $3.5 million related to severance and other salary related and benefit costs, $0.8 million related to impairment of property and equipment and $0.9 million related to other costs.

Of the $50.5 million of restructuring and related charges incurred since the inception of the restructuring initiative, $16.5 million of cash has been spent. We anticipate spending an additional $15 to $16 million in cash related to the restructuring initiative during the remainder of 2004.

For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned property and equipment, the impairment loss recognized was based on the estimated fair value of the equipment.

Other Income (Expense)

Other income (expense) primarily consists of net foreign exchange gains and losses.

Provision for Income Taxes

Income taxes were $3.2 million and $5.2 million for the three and six months ended June 30, 2004, compared to $2.3 million and $3.7 million for the corresponding periods in 2003, respectively. The effective tax rate prior to restructuring and related expenses, for both three and six months ended June 30, 2004 was 22.0%. We expect the effective tax rate prior to restructuring and related expenses to continue to be approximately 22.0% for the rest of 2004.

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

Sources and Uses of Cash

Cash and cash equivalents at June 30, 2004 were $50.7 million, an increase from the December 31, 2003 balance of $34.2 million. The increase in cash and cash equivalents in the first six months of 2004 was primarily due to cash flow from operations of $38.6 million, which consisted primarily of net income, adjusted for non-cash depreciation and amortization, and a $12 million decrease in prepaid value added taxes (“VAT”), partially offset by reductions in accrued liabilities. Financing activities provided approximately $0.9 million, principally through proceeds from issuance of common stock pursuant to exercises of employee stock options of $14.9 million, offset by $14.0 million of net debt repayment. Approximately $23.0 million of cash was spent on capital expenditures. We currently expect to incur an additional $15 to $20 million in capital expenditures during the remainder of 2004. Additionally, we anticipate spending an additional $15 to $16 million in cash related to the restructuring initiative in the remainder of 2004.

The following table summarizes our contractual cash obligations as of June 30, 2004 (in thousands):

			Operating
	Debt	**	Leases

2004*	$241		$4,118
2005	321		7,287
2006	349		4,990
2007	378		3,887
2008	411		2,295
2009	446		1,724
Thereafter	442		4,214

	$2,588		$28,515

*Represents commitments for the remaining six months of 2004

** Debt consists of capital lease obligations.

The $28.5 million in future operating lease obligations includes approximately $4 million accrued in conjunction with our restructuring activities.

On April 16, 2002, we completed a $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank’s prime rate or 1.00% to 1.50% above the euro-dollar rate depending on the Company’s ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans (not to exceed $40 million) at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, requires us to maintain certain financial ratios. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of its Barbados and Canadian subsidiaries. As of June 30, 2004, we were in compliance with our covenants and there was no outstanding balance under this credit facility.

On December 29, 2003, our subsidiary, Ocular Sciences K.K. (Japan) completed a new unsecured 1.5 billion Yen credit facility with one bank, guaranteed by Ocular Sciences, Inc. Revolving loans under this facility mature on December 26, 2004, and bear interest on the outstanding principal amount thereof at a rate per annum equal to the applicable adjusted Euroyen Rate for the Interest Period plus 0.95%. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios that are substantially the same as those in our $50 million revolving credit facility. As of June 30, 2004, we were in compliance with these covenants and there was no outstanding balance under this credit agreement.

Pursuant to the terms of the definitive agreement related to the proposed merger with Cooper, we are obligated to pay a $35.0 million fee and reimburse certain of Cooper's expenses if the definitive agreement is terminated because of certain types of events, such as failure by our board of directors to support the merger in certain ways or failure by our stockholders to approve the merger following our involvement in an alternative acquisition under certain circumstances. Cooper is under a similar obligation to us.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Market Risk

We have debt outstanding (which we carry at cost) with an interest rate that is referenced to market rates. Interest rate changes generally do not affect the fair value of variable rate debt instruments, but do impact future earnings and cash flows. Holding debt levels constant, a one-percentage point increase in interest rates would decrease our annual pre-tax earnings and cash flows by approximately $110,000, based on our outstanding debt as of June 30, 2004.

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

Cash Flow Hedging

In fiscal year 2003, we began designating and documenting foreign exchange forward contracts related to forecasted transactions as cash flow hedges. We calculate hedge effectiveness, excluding time value, at least quarterly. The change in the fair value of the derivative on a spot to spot basis is compared to the spot to spot change in the anticipated transaction, with the effective portion recorded in Other Comprehensive Income (OCI) until the anticipated transaction is recognized in income. We record any ineffectiveness, including the excluded time value of the hedge in Other Income and Expense in our Consolidated Statement of Income. In the event it becomes probable that a hedged anticipated transaction will not occur the gains or losses on the related cash flow hedges will immediately be reclassified from OCI to Other Income and Expense. At June 30, 2004, all outstanding cash flow hedging derivatives had a maturity of less than 12 months.

The following table summarizes the impact of cash flow hedges on OCI in the first six months of 2004 (in thousands):

December 31, 2003	$(448)
Net change on cash flow hedges	272
Reclassification of loss to interest	19
Reclassification of gain to Cost of Sales	(22)

June 30, 2004	$(179)

We anticipate reclassifying $39,000 of the loss to the Statement of Income within 12 months.

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

Our outstanding net foreign exchange forward contracts as of June 30, 2004 are presented (in thousands) in the table below. Weighted average forward rates are quoted using market conventions.

		Weighted
	Net Notional	Average
	Amount	Rate
Cash Flow Hedges:
Euro Sold	4,949	1.1900
GBP Purchases	170	1.8080
Balance Sheet Hedges:
Euro Sold	30,654	1.1900

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective for that purpose.

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 6, 2002, CIBA Vision Corporation and its subsidiary, Wesley Jessen Corporation (“Wesley Jessen”) filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging that our color contact lenses infringe patents owned by Wesley Jessen. The complaint seeks an award of unspecified damages, including increased damages, attorney’s fees and costs and an injunction preventing the alleged infringement. We have filed an answer to the complaint denying that we infringe any valid patent claims. This lawsuit is currently in the discovery phase, and we expect that the court will conduct a “Markman” hearing to construe the relevant patent claims in 2005. We believe the lawsuit is without merit and that we have strong defenses to this complaint and we intend to defend this action vigorously.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 21, 2004. The shareholders voted on the following proposals, all of which were approved. A description of each and a tabulation of votes are as follows:

1.	To elect eight directors, each to serve until the next annual meeting of stockholders or until his of her successor has been elected and qualified or until his earlier resignation or removal.

The stockholders’ votes with respect to the election of directors were as follows:

	Votes
			Abstained or
	For	Against	Withheld	Broker Non-Votes
John D. Fruth	19,671,916	—	3,550,146	—
Edgar J. Cummins	19,174,819	—	4,047,243	—
Stephen J. Fanning	19,671,916	—	3,550,146	—
Terence M. Fruth	19,671,916	—	3,550,146	—
William R. Grant	22,781,082	—	440,980	—
Terrance H. Gregg	23,044,482	—	177,580	—
Howard P. Liszt	23,080,582	—	141,480	—
Mary Jo Potter	23,080,582	—	141,480	—

2.	To amend the Company’s 1997 Equity Incentive Plan to increase the number of shares of common stock that may be issued upon the exercise of options granted thereunder by 1,500,000 shares (from 4,400,000 shares to 5,900,000 shares) and to extend the expiration date of the plan from June 2007 to February 2014.

The stockholders’ votes with respect to the amendment of the Company’s 1997 Equity Incentive Plan were as follows:

Votes
For	Against	Abstained or Withheld	Broker Non-Votes
12,166,434	6,797,047	2,687,828	1,570,753

3.	To ratify the selection of KPMG LLP as our independent auditors for the year ending, December 31, 2004.

The stockholders’ votes with respect to the selection of KPMG LLP as our independent auditors were as follows:

Votes
For	Against	Abstained or Withheld	Broker Non-Votes
22,254,736	955,719	11,607	—

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

10.1	Amended and restated 1997 Equity Incentive Plan

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated August 6, 2004

32.1	18 U.S.C. § 1350 Certifications dated August 6, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

     (b) Reports on Form 8-K

On May 4, 2004, we furnished a Current Report on Form 8-K regarding the press release issued on the same day, announcing the Company’s earnings for the quarter ended March 31, 2004.

On May 6, 2004, we filed a Current Report on Form 8-K in response to an inquiry from Institutional Shareholder Services (“ISS”) requesting additional information regarding the fees paid to the Company’s independent public accountants, KPMG LLP, reported in the Company’s definitive proxy statement dated April 22, 2004.

On July 28, 2004, we furnished a Current Report on Form 8-K regarding the press release issued on the same day, announcing the Company’s earnings for the quarter ended June 30, 2004.

On July 28, 2004, we filed a Current Report on Form 8-K announcing our proposed merger with The Cooper Companies, Inc., including as exhibits the press release and agreement pertaining to this merger.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR SCIENCES, INC. (Registrant)
Date: August 6, 2004	/s/ Steven M. Neil
Steven M. Neil
Executive Vice-President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

10.1	Amended and restated 1997 Equity Incentive Plan

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated August 6, 2004

32.1	18 U.S.C. § 1350 Certifications dated August 6, 2004. The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.