Form 10-Q
period 2004-09-30
OCULAR SCIENCES INC /DE/
filed 2004-11-09
CIK 882484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 1, 2004, there were outstanding 25,940,405 shares of the registrant’s Common Stock, par value $0.001 per share.

OCULAR SCIENCES, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OCULAR SCIENCES, INC.

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31 ,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,509	$34,187
Accounts receivable, less allowance for sales returns and doubtful accounts of $4,470 and $3,596 for 2004 and 2003, respectively	61,392	57,906
Inventories	66,978	70,646
Prepaid expenses and other current assets	24,069	36,804

Total current assets	212,948	199,543
Property and equipment, net	155,704	134,903
Intangible assets, net	57,500	60,330
Loans to officers and employees	200	437
Other assets	4,207	4,095

Total assets	$430,559	$399,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,898	$9,076
Accrued liabilities	50,000	69,044
Current portion of long-term debt	342	411

Total current liabilities	61,240	78,531
Deferred income taxes	185	988
Other liabilities	685	1,067
Long-term debt, less current portion	2,147	16,877

Total liabilities	64,257	97,463

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 4,000,000 shares authorized; none issued	—	—
Common stock, $0.001 par value; 80,000,000 shares authorized; 25,913,005 and 24,373,871 shares issued and outstanding for 2004 and 2003, respectively	26	24
Additional paid-in capital	140,823	101,093
Retained earnings	207,570	182,391
Accumulated other comprehensive income	17,883	18,337

Total stockholders’ equity	366,302	301,845

Total liabilities and stockholders’ equity	$430,559	$399,308

Note: The condensed consolidated balance sheet at December 31, 2003 has been derived from the Company’s audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.

Condensed Consolidated Statements of Income — (unaudited)
(In thousands, except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$87,729	$82,587	$251,622	$229,395
Cost of sales	35,446	37,825	104,757	107,317

Gross profit	52,283	44,762	146,865	122,078
Selling and marketing expenses	24,340	21,383	72,316	62,864
General and administrative expenses	7,453	7,266	23,087	21,636
Research and development expenses	2,225	1,842	6,633	4,990
Restructuring and related expenses	1,691	2,440	6,864	7,433
Merger and related expenses	3,777	—	3,777	—

Income from operations	12,797	11,831	34,188	25,155
Interest expense	(97)	(239)	(355)	(557)
Interest income	133	208	392	362
Other income/(expense), net	(80)	884	(652)	1,591

Income before taxes	12,753	12,684	33,573	26,551
Provision for income taxes	3,187	3,424	8,394	7,168

Net income	$9,566	$9,260	$25,179	$19,383

Net income per share data:
Net income per share (basic)	$0.38	$0.39	$1.01	$0.81
Net income per share (diluted)	$0.35	$0.38	$0.96	$0.80
Weighted average common shares outstanding	25,434,205	23,891,129	24,929,860	23,841,682
Weighted average dilutive potential common shares under the treasury stock method	1,582,594	558,019	1,389,074	301,108

Total weighted average common and dilutive potential common shares outstanding	27,016,799	24,449,148	26,318,934	24,142,790

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.

Condensed Consolidated Statements of Cash Flows — (unaudited)
(In thousands)

	Nine months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$25,179	$19,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,869	18,816
Amortization of loans to officers	237	276
Income tax benefits from stock options exercised	8,770	112
Provision for sales returns and doubtful accounts, net	874	452
Loss (gain) resulting from the impact of changing foreign exchange rates on certain intercompany loan balances	645	(1,223)
Loss on disposal of property and equipment	1,300	—
Deferred income taxes	(803)	142
Changes in operating assets and liabilities:
Accounts receivable	(4,360)	1,845
Inventories	3,668	1,495
Value added tax receivable	12,668	715
Prepaid expenses, other current and non-current assets	1,356	575
Accounts payable	1,822	(1,213)
Restructuring and acquisition accruals	(8,196)	(1,638)
Accrued and other liabilities	(734)	6,680
Income taxes payable	(10,496)	2,134

Net cash provided by operating activities	52,799	48,551

Cash flows from investing activities:
Purchases of property and equipment	(43,271)	(18,987)

Net cash used in investing activities	(43,271)	(18,987)

Cash flows from financing activities:
Proceeds from issuance of debt	25,115	57,000
Repayment of debt	(39,134)	(67,776)
Proceeds from issuance of common stock	30,908	2,667

Net cash provided by (used in) financing activities	16,889	(8,109)

Effect of exchange rate changes on cash and cash equivalents	(95)	4,152

Net increase in cash and cash equivalents	26,322	25,607
Cash and cash equivalents at the beginning of year	34,187	11,414

Cash and cash equivalents at the end of the period	$60,509	$37,021

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$412	$625
Taxes	$10,524	$5,173

See accompanying notes to condensed consolidated financial statements.

OCULAR SCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements as of and for the year ended December 31, 2003 and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial condition as of September 30, 2004 and the results of the Company’s operations for the three and nine month periods ended September 30, 2004 and 2003, and cash flows for the nine month period ended September 30, 2004 and 2003. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of December 31, 2003 and 2002 and for each of the three years ended December 31, 2003, including notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Certain prior year amounts have been reclassified to conform to current year presentation.

All amounts, unless otherwise indicated, are in U.S. dollars.

Note 2 — Merger

On July 28, 2004, the Company entered into a definitive agreement to be acquired by The Cooper Companies, Inc. (“Cooper”) in a stock and cash transaction. Cooper manufactures and markets specialty healthcare products through its CooperVision and CooperSurgical units. Pursuant to the definitive agreement and subject to the terms and conditions set forth therein, the Company will be merged with and into a direct wholly owned subsidiary of Cooper. Under the definitive agreement, upon completion of the proposed merger, Cooper has agreed to issue to Company stockholders 0.3879 shares of its common stock and pay $22.00 in cash, without interest, for each share of our common stock then held. Shares of Cooper common stock will be issued with associated preferred stock purchase rights. After careful consideration, the Company’s board of directors has unanimously determined that adoption of the definitive agreement is advisable and that the proposed merger is fair and in the best interests of Company stockholders, and recommended that Company stockholders approve and adopt the definitive agreement and approve the proposed merger. After careful consideration, the Cooper board of directors has unanimously determined that the issuance of Cooper common stock in the proposed merger is advisable and in the best interests of Cooper stockholders, and recommended that Cooper stockholders vote in favor of issuing Cooper common stock in connection with the proposed merger. The close of business on October 4, 2004 was set as the record date for the determination of stockholders entitled to vote on the matters presented at the respective special meetings of stockholders of the Company and Cooper, which are both scheduled to be held on November 16, 2004. On October 13, 2004, the Securities and Exchange Commission declared effective Cooper’s registration statement on Form S-4 containing the joint proxy statement/prospectus that was mailed to Company and Cooper stockholders on or about October 15, 2004.

The Company expects this transaction will close around the end of 2004. However, the Company cannot predict the exact timing of completion of the proposed merger because it is subject to regulatory approvals and other conditions. There may be a substantial period of time between the approval of the respective merger proposals to be voted on by Company and Cooper stockholders at their respective special meetings and the effectiveness of the proposed merger. In particular, the U.S. Federal Trade Commission has requested additional information and documents related to the merger from the Company and Cooper, and the proposed merger continues to remain subject to the review of the U.S. Federal Trade Commission and several state attorneys general who have access to the merger documents, which review may not be completed by the end of 2004. The Company is subject to a number of risks while the proposed merger is pending, including risks of disruption of the ongoing business operations of the Company, the potential loss of key employees and of employee productivity, potential disruption of customer relationships and potential revenue declines as a result of uncertainty on the part of customers and potential customers. If the proposed merger is significantly delayed, or is not completed, because one of the conditions is not satisfied or otherwise, the likelihood and effect of these risks could be significantly increased, and could have a material adverse effect on the Company’s business.

Pursuant to the terms of the definitive agreement related to the proposed merger with Cooper, the Company is obligated to pay a termination fee and reimburse certain of Cooper’s expenses if the definitive agreement is terminated because of certain types of events, such as failure by the Company’s board of directors to support the proposed merger in certain ways or failure by our stockholders to approve the proposed merger following our involvement in an alternate acquisition under certain circumstances. Cooper is under a similar obligation to the Company. On October 18, 2004, the parties to the definitive agreement amended the definitive agreement to reduce the termination fee from $35.0 million to $30.8 million in order to facilitate the potential settlement of the Bamboo Partners litigation described under Note 12.

In connection with the proposed merger with Cooper, the Company has incurred legal, accounting and other professional fees and employee retention bonus expenses for the three-month period ended September 30, 2004 totaling S3.8 million. The Company expects to incur additional costs in the fourth quarter related to the proposed transaction; however, the exact amount of such costs cannot be reasonably estimated.

Note 3 — New Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46R, a revision to FIN 46, “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity, FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The statement has not had a material impact on our consolidated financial statements.

Note 4 — Balance Sheet Items

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$7,625	$7,232
Work in process	3,035	2,607
Finished goods	56,318	60,807

	$66,978	$70,646

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Refundable income taxes	$10,556	$11,690
Deferred income taxes	4,828	4,828
Value added taxes receivable	2,355	15,023
Other prepaid expenses and current assets	6,330	5,263

	$24,069	$36,804

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Accrued salaries and benefits	$13,908	$13,431
Forward hedge contract liability	1,235	3,887
Accrued facility expense	1,521	1,314
Accrued expenses	14,093	13,311
Restructuring and acquisition accruals	11,096	19,292
Accrued cooperative merchandising allowances	7,904	7,070
Income taxes payable	243	10,739

	$50,000	$69,044

Note 5 — Comprehensive Income
Comprehensive income consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$9,566	$9,260	$25,179	$19,383
Foreign currency:
Translation adjustment, net of taxes	1,043	3,097	(689)	8,518
Unrealized gain (loss) on cash flow hedge, net of taxes	(34)	—	235	—

Comprehensive income	$10,575	$12,357	$24,725	$27,901

Note 6 — Goodwill and Other Intangible Assets

Goodwill and other intangible assets (gross) consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Goodwill	$44,128	$45,537
Intangible assets subject to amortization	24,335	23,858
Intangible assets not subject to amortization	3,630	3,630

	$72,093	$73,025

The change in goodwill and intangible assets (gross) during the first nine months of 2004 was due solely to changes in foreign currency exchange rates.

Accumulated amortization consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Goodwill	$2,122	$2,132
Intangible assets subject to amortization	11,996	10,088
Intangible assets not subject to amortization	475	475

	$14,593	$12,695

Goodwill and other intangible assets, net of accumulated amortization, consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Goodwill	$42,006	$43,405
Intangible assets subject to amortization	12,339	13,770
Intangible assets not subject to amortization	3,155	3,155

	$57,500	$60,330

Intangible assets subject to amortization consist primarily of marketing rights, patents, customer lists, core technology and trade names. Amortization expense for intangible assets subject to amortization amounted to approximately $0.7 million and $0.5 million for the three months ended September 30, 2004 and 2003, respectively, and approximately $2.0 million and $1.6 million for the nine months ended September 30, 2004 and 2003, respectively.

Amortization expense for each of the live succeeding fiscal years will amount to approximately (in thousands):

Amortization
Year ending December 31 ,	expense
2004	$2,300
2005	2,200
2006	2,200
2007	1,400
2008	1,200

Total	$9,300

Note 7 — Net Income Per Share

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

Options to purchase 45,652 and 1,294,755 shares of the Company’s common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock of $42.86 and $21.38 per share for the three months ended September 30, 2004 and 2003, respectively. Options to purchase 21,606 and 2,304,680 shares of the Company’s common stock were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock of $34.81 and $17.48 per share for the nine months ended September 30, 2004 and 2003, respectively.

Note 8 — Acquisitions

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

	Accrual as of				Accrual as of
	December 31,		Accrual	Translation	September 30,
	2003	Payments	Adjustment	Adjustments	2004
Severance costs	$3,809	$(977)	$183	$(43)	$2,972
Facility costs	655	(152)	—	(7)	496
Equipment and dismantling costs	334	(31)	—	(4)	299
Miscellaneous costs	17	(17)	—	—	—

Total	$4,815	$(1,177)	$183	$(54)	$3,767

At the time of the acquisition, plans were developed to exit certain activities and facilities of the acquired Essilor operations that were considered duplicative. These plans included severance costs related to workforce reductions across all functions and exit costs associated with exiting certain facilities, dismantling equipment and other exit-related costs. Included in these plans were activities to: (1) reduce excess manufacturing headcount at the Ligny facility to levels we deemed more appropriate to support expected demand in the European market; and (2) replace the distribution facilities at the Ligny facility, along with the Company’s other distribution centers throughout continental Europe, with a new consolidated distribution center in continental Europe. The Company anticipated at the time of the acquisition that the activities contemplated by these plans would be completed within approximately two years.

During 2001 and 2002, initial workforce reductions were made under these plans. However, in the fourth quarter of 2002, further headcount reductions at the Ligny facility were delayed because resources that had been focused on these reductions were shifted to the implementation of the initiative described in Note 9, as this initiative had significant strategic implications to the Company. This initiative began in the fourth quarter of 2002 and is expected to be completed by the end of 2004, thereby delaying the completion of the Ligny facility workforce reductions. In December 2003, management approached the French work council with the Company’s final manufacturing staff reduction plan, as required under French employment law. This plan was accepted in March 2004 and final manufacturing staff reductions were subsequently completed.

With respect to the Ligny distribution center, as noted above, the acquisition exit plan was to close this center and utilize a central continental European warehouse which would service both acquired Essilor and Company products. However, during the execution of this exit plan, it was determined that the European information systems purchased from Essilor were inadequate to reliably support the high number of individual stock keeping units (sku’s) of the combined entity. As a result, in late 2002 the Company commenced a process of selecting a capable software system and began implementing the new system in late 2003. We cannot close the distribution facilities at the Ligny facility, or relocate their activities, until the new system is fully functional. We expect this will occur in mid-2005.

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

	Accrual as of		Translation	Goodwill	Accrual as of
	December 31, 2003	Payments	Adjustments	Adjustments	September 30, 2004
Facility and other exit costs	$1,858	$(556)	$(6)	$(1,053)	$243

Total	$1,858	$(556)	$(6)	$(1,053)	$243

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

Note 9 — Restructuring and Related Expenses

During the fourth quarter of 2002, we accelerated the implementation of our second-generation manufacturing process throughout our high-volume product lines. Given the lower labor and space requirements of these processes, we are consolidating our manufacturing operations into a smaller total plant structure. The initiative will allow us to meet volume production goals in substantially less space with lower manufacturing overhead. We believe that this initiative will result in an annual cost savings of $40 million beginning in 2005. We expect the initiative to be completed in 2004. The Company expects to incur total restructuring and related expenses of approximately $56 million in connection with this initiative, of which approximately $52.2 million has been incurred through September 30, 2004. Thus, the Company expects to incur an additional $4 million of restructuring and related expenses during the remainder of 2004. Approximately $26 million of the total expenses are expected to be non-cash.

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

During the three months ended September 30, 2004, we recorded restructuring and related expenses of $1.7 million, consisting of $0.6 million related to severance and other salary related and benefit costs and $1.1 million related to other costs. For the nine months ended September 30, 2004, total restructuring and related expenses were $6.9 million, consisting of $4.1 million related to severance and other salary related and benefit costs, $0.8 million related to impairment of property and equipment and $2.0 million related to other costs.

Of the $52.2 million of restructuring and related charges incurred since the inception of the restructuring initiative, $21.1 million of cash has been spent. We anticipate spending an additional $7 million in cash related to the restructuring initiative during the remainder of 2004 and in subsequent years.

For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned property and equipment, the impairment loss recognized was based on the estimated fair value of the equipment.

The following table summarizes the restructuring and related expense accrual activity during the nine month period ended September 30, 2004 (in thousands):

	Severance/salary	Lease
	related and	Payment
	Benefits costs	of Facilities	Other	Total
Balance of accrual at December 31, 2003	$7,651	$4,448	$520	$12,619
Additions	4,138	—	1,969	6,107
Payments	(8,558)	(952)	(2,321)	(11,831)
Translation adjustment	127	60	4	191

Balance of accrual at September 30, 2004	$3,358	$3,556	$172	$7,086

Note 10 — Credit Facility

On April 16, 2002, we completed a $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank’s prime rate or 1.00% to 1.50% above the euro-dollar rate depending on the Company’s ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans (not to exceed $40 million) at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, requires us to maintain certain financial ratios. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and SunSoft, Inc. and 65% of the outstanding common stock of its Barbados and Canadian subsidiaries. As of September 30, 2004, we were in compliance with our covenants and there was no outstanding balance under this credit facility.

On December 29, 2003, our subsidiary, Ocular Sciences K.K. (Japan) completed a new unsecured 1.5 billion Yen credit facility with one bank, guaranteed by Ocular Sciences, Inc. Revolving loans under this facility mature on December 26, 2004, and bear interest on the outstanding principal amount thereof at a rate per annum equal to the applicable adjusted Euroyen Rate for the Interest Period plus 0.95%. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios that are substantially the same as those in our $50 million revolving credit facility. As of September 30, 2004, we were in compliance with these covenants and there was no outstanding balance under this credit agreement.

Note 11 — Foreign Currency Forward Contracts

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

Cash Flow Hedging

In fiscal year 2003, we began designating and documenting foreign exchange forward contracts related to forecasted transactions as cash flow hedges. We calculate hedge effectiveness, excluding time value, at least quarterly. The change in the fair value of the derivative on a spot to spot basis is compared to the spot to spot change in the anticipated transaction, with the effective portion recorded in Other Comprehensive Income (OCI) until the anticipated transaction is recognized in income. We record any ineffectiveness, including the excluded time value of the hedge in Other Income and Expense in our Consolidated Statement of Income. In the event it becomes probable that a hedged anticipated transaction will not occur the gains or losses on the related cash flow hedges will immediately be reclassified from OCI to Other Income and Expense. At September 30, 2004, all outstanding cash flow hedging derivatives had a maturity of less than 12 months.

The following table summarizes the impact of cash flow hedges on OCI in the first nine months of 2004 (in thousands):

December 31 ,2003	$(448)
Net change on cash flow hedges	221
Reclassification of loss to interest	36
Reclassification of gain to Cost of Sales	(22)

September 30, 2004	$(213)

We anticipate declassifying $5,000 of the loss to the Statement of Income within 12 months.

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

Our outstanding net foreign exchange forward contracts as of September 30, 2004 are presented (in thousands) in the table below. Weighted average forward rates are quoted using market conventions.

	Net Notional	Weighted
	Amount	Average Rate
Cash flow Hedges:
Euro Sold	4,515	1.2049
GBP Purchases (JPY functional)	1,471	194.8426
Balance Sheet Hedges:
Euro Sold	29,290	1.2049

Note 12 — Subsequent Events

Bamboo Partners LLC v. Fruth et al.

On or about September 27,2004, a putative class action lawsuit was filed in the Superior Court in the State of California in the County of Contra Costa against the Company, its directors and Cooper. The case is captioned Bamboo Partners LLC v. Fruth et al., Civil Action No. C 04-0749. The complaint alleges that, among other things, the Company’s directors breached their fiduciary duties of loyalty and due care by deciding to sell the Company to Cooper without undertaking sufficient effort to obtain the best offer possible for stockholders, by including provisions in the definitive agreement which the plaintiff alleges effectively prevent a superior bid from succeeding, and by including provisions, such as the acceleration of stock options and indemnification of directors, which benefit the directors. The complaint further alleges that the consideration to be paid in the proposed merger is unfair and inadequate, and that the Company’s directors breached their duty of full and fair disclosure to the Company’s public stockholders in connection with the proposed merger. The complaint also alleges that Cooper aided and abetted the alleged breaches of fiduciary duty of the Company’s directors. The complaint seeks, among other things, an injunction against the transaction, a rescission of the transaction if it is consummated and unspecified damages, as well as fees and costs. The plaintiffs also filed an application for expedited discovery.

On October 12, 2004, the parties agreed to a potential settlement of the case. In connection with the potential settlement, Cooper and the Company provided additional disclosures in their joint proxy statement/prospectus, dated October 12, 2004, and on October 18, 2004, the parties to the definitive agreement amended the definitive agreement to decrease the termination fee payable under certain circumstances from $35.0 million to $30.8 million.

The potential settlement contemplated by the parties would also provide for the payment by the Company of the fees and costs of the plaintiffs’ counsel, up to a negotiated limit, subject to the court’s approval. The settlement would not involve any admissions of breaches of fiduciary duty or other wrongdoing by the Company, any of its officers or directors, or Cooper. The settlement and payment of the plaintiffs’ counsel’s fees would be conditioned upon, among other things, consummation of the proposed merger. Any final settlement agreement signed by the parties must be approved by the Superior Court in the County of Contra Costa, California. While the Company expects to diligently negotiate the terms of a final settlement agreement, there can be no assurance that a settlement agreement will be signed or consummated. However, Ocular does not believe that this lawsuit will have a material effect on the Company in such event.

Bausch & Lomb Incorporated Litigation

On October 5, 2004, Bausch & Lomb Incorporated (“Bausch & Lomb”) filed a lawsuit against us in the U.S. District Court for the Western District of New York alleging that our Biomedics® toric soft contact lens and its private label equivalents infringe Bausch & Lomb’s U.S. Patent No. 6,113,236 relating to toric contact lenses having optimized thickness profiles. The complaint seeks an award of damages, including multiple damages, attorneys’ fees and costs and an injunction preventing the alleged infringement. Discovery has not yet commenced as of the date of this report, but based on an initial review of the complaint and the patent, as well as other relevant information, we believe this lawsuit is without merit and plan to conduct a vigorous defense. However, the defense of intellectual property suits and related administrative proceedings is both costly and time-consuming. The outcomes of intellectual property lawsuits are subject to inherent uncertainties. Accordingly, we cannot assure you that our defense of this lawsuit will be successful. An adverse outcome in this litigation could subject us to significant liabilities, require us to license disputed rights from Bausch & Lomb, require us to redesign products or cease using such technology. Any of these consequences could have a material adverse effect on us.

Internal Revenue Service Audit

The Internal Revenue Service has been auditing Ocular’s income tax returns for the years 1999, 2000 and 2001, and on October 1, 2004 Ocular received a notice from the IRS claiming approximately $44.8 million of additional taxes for these years, plus unspecified interest, and approximately $12.7 million in related penalties. The notice was sent the day before the statute of limitations for 1999, which had previously been extended for one year, would have otherwise expired and Ocular believes that the IRS may not have fully reviewed the facts before making its assessment of additional taxes for these years. The notice relates primarily to transfer pricing and related issues and states that if all or part of the proposed adjustments are not sustained, the IRS would claim, in lieu of such adjustments, approximately $11.0 million of additional taxes for 1999 through 2001 based on certain anti-deferral rules under Subpart F of the Internal Revenue Code.

Ocular believes that the IRS’s position misapplies the law and is incorrect. The amount of taxes paid for these years was supported by pricing studies prepared by a multinational tax advisor, and Ocular believes that its intercompany transactions, and resulting tax payments, reflected pricing terms that were and are consistent with industry practice for transactions with third parties. Ocular intends to vigorously contest the IRS’s claims, and Ocular believes that the ultimate outcome of this matter will not have a material adverse effect on the Company. Accordingly, the Company does not believe that an adverse outcome of this contingency is either probable or estimable and has not recorded any amounts at September 30, 2004.

The Company continues to be subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities, and we cannot assure that the outcomes from these examinations will not have a material adverse effect on the Company’s operating results and financial condition. Moreover, the Company’s future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof.

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

Forward-looking statements are necessarily dependent on assumptions, data, or methods that may be incorrect or imprecise and we may not be able to realize them. Factors that could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements include risks associated with our recently-announced agreement to be acquired by The Cooper Companies, Inc., the overall economic environment, the impact of competitive products and pricing, product demand both domestically and overseas, market receptiveness to various product launches, higher than expected product returns, higher than expected employee turnover, potential difficulties in implementing second generation manufacturing processes or in obtaining anticipated cost reductions, currency fluctuations, other risks of doing business internationally and the other risks detailed in the sections entitled “Item 1, Business — Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2003, and from time to time our other reports filed with the Securities and Exchange Commission. We caution you not to place undue reliance on forward-looking statements, which reflect our analysis only and speak as of the date of this report or as of the dates indicated in the statements. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Unless the context otherwise requires, the terms “we”, “us”, and “our” refer to Ocular Sciences, Inc. and its subsidiaries.

Overview

Our net sales increased 6.2% (1.6% using constant foreign currency exchange rates) and 9.7% (4.2% using constant foreign currency exchange rates) for the three and nine months ended September 30, 2004, respectively, over the same periods in 2003. This increase reflects our continued growth in sales in Europe and Japan, primarily driven by higher sales of our daily and bi-weekly disposable products and toric lenses. For the three and nine months ended September 30, 2004, 59% and 60%, respectively, of our sales were generated outside the United States, compared to 57% and 56%, respectively, in the same periods of 2003. For some products, such as daily and toric disposable lenses, our sales during the quarter were constrained by our manufacturing capacity.

Gross profit percentage increased to 59.6% and 58.4% for the three and nine months ended September 30, 2004, respectively, from 54.2% and 53.2% in the same periods of 2003, primarily due to lower production costs. We are continuing to realize the benefits of our manufacturing restructuring activities in our gross margins. In order to maintain or increase our gross profits we are continuously focused on controlling and reducing our costs and increasing production volume, most significantly by implementing new highly automated manufacturing facilities.

General and administrative expenses were relatively constant as a percentage of net sales for the three and nine months ended September 30, 2004 over the same periods in 2003. Research and development and selling and marketing expenses increased as we continue to invest in new product development, additional marketing programs associated with new product introductions and increased the size of our sales force.

Recent Events

Merger with The Cooper Companies, Inc.

On July 28, 2004, we entered into a definitive agreement to be acquired by The Cooper Companies, Inc. (“Cooper”) in a stock and cash transaction. Cooper manufactures and markets specialty healthcare products through its CooperVision and CooperSurgical units. Pursuant to the definitive agreement and subject to the terms and conditions set forth therein, we will be merged with and into a direct wholly owned subsidiary of Cooper. Under the definitive agreement, upon completion of the merger, Cooper has agreed to issue to our stockholders 0.3879 shares of its common stock and pay $22.00 in cash, without interest, for each share of our common stock then held. Shares of Cooper common stock will be issued with associated preferred stock purchase rights. We expect this transaction will close around the end of 2004, subject to customary conditions, including obtaining necessary regulatory approval, absence of material breaches of the agreement and of material adverse changes in the companies’ businesses, and approval by both companies’ stockholders. We cannot assure you that the merger will be completed when expected, or at all. We are subject to a number of risks while the merger is pending, include risks of disruption of our ongoing business operations, the potential loss of key employees and of employee productivity, potential disruption of customer relationships and potential revenue declines as a result of uncertainty on the part of customers and potential customers. If the merger is significantly delayed, or is not completed, because one of the conditions is not satisfied or otherwise, the likelihood and effect of these risks could be significantly increased, and could have a material adverse effect on our business. For a description of the proposed merger, please refer to the definitive proxy statement dated October 15, 2004, which is on file with the SEC and is available through the SEC’s website at www.sec.gov.

Internal Revenue Service Audit

The Internal Revenue Service has been auditing Ocular’s income tax returns for the years 1999, 2000 and 2001, and on October 1, 2004 Ocular received a notice from the IRS claiming approximately $44.8 million of additional taxes for these years, plus unspecified interest, and approximately $12.7 million in related penalties. The notice was sent the day before the statute of limitations for 1999, which had previously been extended for one year, would have otherwise expired and Ocular believes that the IRS may not have fully reviewed the facts before making its assessment of additional taxes for these years. The notice relates primarily to transfer pricing and related issues and states that if all or part of the proposed adjustments are not sustained, the IRS would claim, in lieu of such adjustments, approximately $11.0 million of additional taxes for 1999 through 2001 based on certain anti-deferral rules under Subpart F of the Internal Revenue Code.

Ocular believes that the IRS’s position misapplies the law and is incorrect. The amount of taxes paid for these years was supported by pricing studies prepared by a multinational tax advisor, and Ocular believes that its intercompany transactions, and resulting tax payments, reflected pricing terms that were and are consistent with industry practice for transactions with third parties. Ocular intends to vigorously contest the IRS’s claims, and Ocular believes that the ultimate outcome of this matter will not have a material adverse effect on the Company.

The Company continues to be subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities, and we cannot assure that the outcomes from these examinations will not have a material adverse effect on the Company’s operating results and financial condition. Moreover, the Company’s future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances;

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill;

•	estimates inherent in purchase accounting; and

•	stock-based compensation.

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

We specifically analyze the aging of accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, changes in customer payment practices and sales returns when evaluating the adequacy of the allowance for doubtful accounts and sales returns in any accounting period. We sell our products to a diverse group of optometrists, optical retailers, optical product distributors and ophthalmologists, and therefore the concentration of credit risk with respect to accounts receivable is limited due to the large number and diversity of customers across broad geographic areas. Accounts receivable from customers are uncollateralized. To reduce credit risk, we perform ongoing credit evaluations of significant customers’ respective financial conditions. We establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

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

The Company continues to be subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities, and we cannot assure that the outcomes from these examinations will not have a material adverse effect on the Company’s operating results and financial condition. Moreover, the Company’s future effective tax rates could be adversely affected by earnings being higher than anticipated in countries where the Company has higher statutory rates or lower than anticipated in countries where it has lower statutory rates, by changes in valuation of its deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof.

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

Stock-Based Compensation

We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

In accordance with SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” we have provided, below, the pro forma disclosures of the effect on net income and earnings per share as if SFAS No. 123 had been applied in measuring compensation expense for all periods presented.

The following table illustrates, pursuant to SFAS No. 123, as amended by SFAS No. 148, the effect on net income and related net income per share for the three and nine months ended September 30, 2004 and 2003, had compensation cost for stock-based compensation plans been determined based upon the fair value method prescribed under SFAS No. 123:

	Three months ended		Nine months ended
	September 30,		September 30.
	2004	2003	2004	2003
Net Income:
As reported	$9,566	$9,260	$25,179	$19,383
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	534	709	1,624	2,081

Pro forma	$9,032	$8,551	$23,555	$17,302

Net Income per common share (basic):
As reported	$0.38	$0.39	$1.01	$0.81
Pro forma	0.36	0.36	0.94	0.73
Net Income per common share (diluted):
As reported	$0.35	$0.38	$0.96	$0.80
Pro forma	0.33	0.35	0.89	0.72

New Accounting Pronouncements Adopted

See Note 3 to Notes to Condensed Consolidated Financial Statements which are incorporated herein by reference.

Results of Operations

The following table summarizes certain items on the consolidated statements of income as a percentage of net sales:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Net sales	. 100.0%	100.0%	100.0%	100.0%
Cost of sales	40.4	45.8	41.6	46.8

Gross profit	59.6	54.2	58.4	53.2
Selling and marketing expenses	27.8	25.9	28.8	27.4
General and administrative expenses	8.5	8.8	9.2	9.4
Research and development expenses	2.5	2.2	2.6	2.2
Restructuring and related expenses	1.9	3.0	2.7	3.2
Merger and related expenses	4.3	—	1.5	—

Income from operations	14.6	14.3	13.6	11.0
Interest and other income/(expense), net	(0.1)	1.0	(0.3)	0.6

Income before taxes	14.5	15.4	13.3	11.6
Provision for income taxes	3.6	4.1	3.3	3.1

Net income	10.9%	11.2%	10.0%	8.4%

Net Sales

Net sales increased $5.1 million, or 6.2% (1.6% using constant currency exchange rates), to $87.7 million for the three months ended September 30, 2004, compared to $82.6 million for the corresponding period in 2003. For the nine months ended September 30, 2004, net sales increased $22.2 million, or 9.7% (4.2% using constant currency exchange rates), to $251.6 million compared to $229.4 million for the corresponding period in 2003. The increase in the three month and nine month periods was primarily due to continued growth in sales of disposable toric lenses worldwide, and in sales of daily lenses in international markets.

U.S. sales were $36.0 million and $100.7 million for the three and nine months ended September 30, 2004, a 1.1% increase and 0.6% decrease over the same periods last year, respectively. These results are primarily due to a continued decline in sales of our conventional reusable product line and lower sales of disposable spheres as we believe customers are reducing their inventories of our older sphere product as a result of our launch of our new sphere product, offset by growth in sales of disposable toric lenses.

International sales were $51.8 million and $150.9 million for the three and nine months ended September 30, 2004, compared to $47.0 million and $128.0 million for the corresponding periods in 2003. This represents an increase of 10.1% and 17.8% over the three and nine months ended September 30, 2003 (2.0% and 8.0% using constant currency exchange rates). The increase in international net sales was due to growth in unit sales in the European and Japanese markets and to the weakening of the U.S. dollar against foreign currencies.

Gross Profit

Gross profit was $52.3 million and $146.9 million for the three and nine months ended September 30, 2004, compared to $44.8 million and $122.1 million for the corresponding periods in 2003, respectively. Gross profit, as a percentage of net sales, was 59.6% and 58.4% for the three and nine months ended September 30, 2004, compared to 54.2% and 53.2% for the corresponding periods in

2003, respectively. The improvement in the 2004 gross profit percentage reflects the benefits from our manufacturing transition program as we began to sell products, especially daily disposable products, manufactured utilizing our second generation manufacturing processes.

Selling and Marketing Expenses

Selling and marketing expenses were $24.3 million and $72.3 million for the three and nine months ended September 30, 2004, compared to $21.4 million and $62.9 million for the corresponding periods in 2003, respectively. This represents an increase of 13.8% and 15.0% for the three and nine months ended September 30, 2004, compared to the corresponding periods in 2003, respectively. As a percentage of net sales, selling and marketing expenses were 27.8% and 28.8% for the three and nine months ended September 30, 2004, compared to 25.9% and 27.4% for the corresponding periods in 2003, respectively. The increase in sales and marketing expenses is due primarily to higher distribution costs due to increased unit sales volume, increased marketing expenditures related to new product launches and promotional programs, and increases in the size of our direct sales force. We expect our sales and marketing expenses in absolute dollars and as a percentage of net sales, to continue to increase in the fourth quarter of 2004 as we launch new products in both the United States and international markets.

General and Administrative Expenses

General and administrative expenses were $7.5 million and $23.1 million for the three and nine months ended September 30, 2004, compared to $7.3 million and $21.6 million for the corresponding periods in 2003, respectively. As a percentage of net sales, general and administrative expenses were 8.5% and 9.2% for the three and nine months ended September 30, 2004, respectively, compared to 8.8% and 9.4% for the corresponding periods in 2003. The dollar increase in general and administrative expenses for the three and nine months ended September 30, 2004 was primarily due to higher professional services expenses, primarily related to the Company’s ongoing Sarbanes-Oxley Act compliance program. We expect our general and administrative expenses in absolute dollars to continue to grow during the fourth quarter of 2004.

Research and Development Expenses

Research and development expenses were $2.2 million and $6.6 million for the three and nine months ended September 30, 2004, compared to $1.8 million and $5.0 million for the corresponding periods in 2003, respectively. This represents an increase of 20.8% and 32.9% for the three and nine months ended September 30, 2004, compared to the corresponding periods in 2003, respectively. As a percentage of net sales, research and development expenses were 2.5% and 2.6% for the three and nine months ended September 30, 2004, compared to 2.2% for each of the corresponding periods in 2003, respectively. The increase in research and development expense for the three and nine months ended September 30, 2004 is primarily due to new product development and our continuing manufacturing process development efforts. We expect our research and development expenses, in absolute dollars and as a percentage of net sales, to continue to grow in the fourth quarter of 2004.

Restructuring and Related Expenses

During the fourth quarter of 2002, we accelerated the implementation of our second-generation manufacturing process throughout our high-volume product lines. Given the lower labor and space requirements of these processes, we are consolidating our manufacturing operations into a smaller total plant structure. The initiative will allow us to meet volume production goals in substantially less space with lower manufacturing overhead. We believe that this initiative will result in an annual cost savings of $40 million beginning in 2005. We expect the initiative to be completed in 2004. The Company expects to incur total restructuring and related expenses of approximately $56 million in connection with this initiative, of which approximately $52.2 million has been incurred through September 30, 2004. Thus, the Company expects to incur an additional $4 million of restructuring and related expenses during the remainder of 2004. Approximately $26 million of the total expenses are expected to be non-cash.

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

During the three months ended September 30, 2004, we recorded restructuring and related expenses of $1.7 million, consisting of $0.6 million related to severance and other salary related and benefit costs and $1.1 million related to other costs. For the nine months ended September 30, 2004, total restructuring and related expenses were $6.9 million, consisting of $4.1 million related to severance and other salary related and benefit costs, $0.8 million related to impairment of property and equipment and $2.0 million related to other costs.

Of the $52.2 million of restructuring and related charges incurred since the inception of the restructuring initiative, $21.1 million of cash has been spent. We anticipate spending an additional $7 million in cash related to the restructuring initiative during the remainder of 2004 and in subsequent years.

For leased facilities that will be abandoned and subleased, the lease costs represent future lease payments subsequent to abandonment less estimated sublease income. For owned property and equipment, the impairment loss recognized was based on the estimated fair value of the equipment.

Merger and Related Expenses

For the three months ended September 30, 2004, we have incurred $3.8 million in merger related expenses. These expenses are primarily related to legal, accounting and banking fees and employee retention bonus expenses.

Other Income (Expense)

Other income (expense) primarily consists of net foreign exchange gains and losses.

Provision for Income Taxes

Income taxes were $3.2 million and $8.4 million for the three and nine months ended September 30, 2004, compared to $3.4 million and $7.2 million for the corresponding periods in 2003, respectively. The effective tax rate prior to restructuring and related expenses, for both the three and nine months ended September 30, 2004 was 22.0%. We expect the effective tax rate prior to restructuring and related expenses to continue to be approximately 22.0% for the rest of 2004.

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

Sources and Uses of Cash

Cash and cash equivalents at September 30, 2004 were $60.5 million, an increase of $26.3 million from the December 31, 2003 balance of $34.2 million. The increase in cash and cash equivalents in the first nine months of 2004 was primarily due to cash flow from operations of $52.8 million, which consisted primarily of net income, adjusted for non-cash depreciation and amortization, an income tax benefit from stock options exercised, and a decrease in prepaid and other current and non-current assets primarily due to an unusually large receipt of value added taxes (“VAT”), partially offset by reductions in income and other taxes payable due to regular tax payments made during the period, and reductions in accrued and other liabilities primarily due to severance and other payments made as part of the Company’s manufacturing restructuring efforts. Financing activities for the first nine months of 2004 provided approximately $16.9 million, principally through proceeds from issuance of common stock pursuant to exercises of employee stock options of $30.9 million, offset by $14.0 million of net debt repayment. Approximately $43.3 million of cash was spent on capital expenditures for the first nine months of 2004. We currently expect to incur an additional $7 million in capital expenditures during the remainder of 2004. Additionally, we anticipate spending an additional $7 million in cash related to the restructuring initiative in the remainder of 2004 and in subsequent years.

The following table summarizes our contractual cash obligations as of September 30, 2004 (in thousands):

		Operating
	Debt**	Leases
2004*	$141	$1,923
2005	321	7,306
2006	349	4,926
2007	379	3,838
2008	411	2,297
2009	446	1,724
Thereafter	442	4,205

	$2,489	$26,219

*Represents commitments for the remaining three months of 2004.

** Debt consists of capital lease obligations.

The $26.2 million in future operating lease obligations includes approximately $4 million accrued in conjunction with our restructuring activities.

On April 16, 2002, we completed a $50 million credit facility with two banks. Revolving loans under this facility mature on April 16, 2005, and bear interest at 0.50% below one of the bank’s prime rate or 1.00% to 1.50% above the euro-dollar rate depending on the Company’s ratio of total funded debt to earnings before interest and taxes plus non-cash charges. The facility provides an option to convert any outstanding revolving loans (not to exceed $40 million) at the maturity date to a four-year term loan. The term loan, once repaid, may not be reborrowed. This credit agreement contains covenants, which, among other things, requires us to maintain certain financial ratios. Borrowings under this agreement are secured by a pledge of 100% of the outstanding common stock of Ocular Sciences Puerto Rico and Sunsoft, Inc. and 65% of the outstanding common stock of its Barbados and Canadian subsidiaries. As of September 30,2004, we were in compliance with our covenants and there was no outstanding balance under this credit facility.

On December 29, 2003, our subsidiary, Ocular Sciences K.K. (Japan) completed a new unsecured 1.5 billion Yen credit facility with one bank, guaranteed by Ocular Sciences, Inc. Revolving loans under this facility mature on December 26, 2004, and bear interest on the outstanding principal amount thereof at a rate per annum equal to the applicable adjusted Euroyen Rate for the Interest Period plus 0.95%. This credit agreement contains covenants, which, among other things, require us to maintain certain financial ratios that are substantially the same as those in our $50 million revolving credit facility. As of September 30, 2004, we were in compliance with these covenants and there was no outstanding balance under this credit agreement.

Pursuant to the terms of the definitive agreement related to the proposed merger with Cooper, we are obligated to pay a $30.8 million fee and reimburse certain of Cooper’s expenses if the definitive agreement is terminated because of certain types of events, such as failure by our board of directors to support the merger in certain ways or failure by our stockholders to approve the merger following our involvement in an alternative acquisition under certain circumstances. Cooper is under a similar obligation to us.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Impact of Foreign Currency Rate Changes

We operate multiple foreign subsidiaries that manufacture and/or sell our products worldwide. As a result, our earnings, cash flows and financial position are exposed to foreign currency risk from foreign currency denominated receivables and payables, sales transactions, and net investment in certain foreign operations. To address increasing international growth and related currency risks, we implemented a foreign currency exposure management policy in October 2003. Our policy is to enter into foreign exchange forward contracts to mitigate the impact of currency fluctuations on both existing foreign currency asset and liability balances as well as to reduce the risk to earnings and cash flows associated with anticipated foreign currency transactions, including certain intercompany equipment sale and leaseback transactions. The gains and losses on the foreign exchange forward contracts are intended to partially offset the transaction gains and losses recognized in earnings. We do not enter into foreign exchange forward contracts for speculative purposes. Under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and

Hedging Activities,” (SFAS 133) all derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges, must be recognized currently in earnings.

Cash Flow Hedging

In fiscal year 2003, we began designating and documenting foreign exchange forward contracts related to forecasted transactions as cash flow hedges. We calculate hedge effectiveness, excluding time value, at least quarterly. The change in the fair value of the derivative on a spot to spot basis is compared to the spot to spot change in the anticipated transaction, with the effective portion recorded in Other Comprehensive Income (OCI) until the anticipated transaction is recognized in income. We record any ineffectiveness, including the excluded time value of the hedge in Other Income and Expense in our Consolidated Statement of Income. In the event it becomes probable that a hedged anticipated transaction will not occur the gains or losses on the related cash flow hedges will immediately be reclassified from OCI to Other Income and Expense. At September 30, 2004, all outstanding cash flow hedging derivatives had a maturity of less than 12 months.

The following table summarizes the impact of cash flow hedges on OCI in the first nine months of 2004 (in thousands):

December 31, 2003	$(448)
Net change on cash flow hedges	221
Reclassification of loss to interest	36
Reclassification of gain to Cost of Sales	(22)

September 30, 2004	$(213)

We anticipate reclassifying $5,000 of the loss to the Statement of Income within 12 months.

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

Our outstanding net foreign exchange forward contracts as of September 30, 2004 are presented (in thousands) in the table below. Weighted average forward rates are quoted using market conventions.

	Net Notional	Weighted
	Amount	Average Rate
Cash Flow Hedges:
Euro Sold	4,515	1.2049
GBP Purchases (JPY functional)	1,471	194.8426
Balance Sheet Hedges:
Euro Sold	29,290	1.2049

Unless otherwise noted above, there has been no additional material change in our assessment of our sensitivity to market risk from the information set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, the Company’s principal executive officer and principal financial officer have concluded that these controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were adequately designed to ensure that the information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. No change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s third fiscal quarter has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings Regarding our Intellectual Property

On November 6, 2002, CIBA Vision Corporation and its subsidiary, Wesley Jessen Corporation (“Wesley Jessen”), filed a lawsuit against us in the U.S. District Court for the Northern District of California alleging that our color contact lenses infringe patents owned by Wesley Jessen. The complaint seeks an award of damages, including multiple damages, attorneys’ fees and costs and an injunction preventing the alleged infringement. We have filed an answer to the complaint denying that we infringe any valid patent claims. The case is now in pretrial discovery. A claim construction hearing was held on November 1, 2004 and the parties are awaiting the court’s claim construction. We believe the lawsuit is without merit and that we have strong defenses to this complaint and we intend to defend this action vigorously.

On October 5, 2004, Bausch & Lomb Incorporated (“Bausch & Lomb”) filed a lawsuit against us in the U.S. District Court for the Western District of New York alleging that our Biomedics® toric soft contact lens and its private label equivalents infringe Bausch & Lomb’s U.S. Patent No. 6,113,236 relating to toric contact lenses having optimized thickness profiles. The complaint seeks an award of damages, including multiple damages, attorneys’ fees and costs and an injunction preventing the alleged infringement. Discovery has not yet commenced as of the date of this report, but based on an initial review of the complaint and the patent, as well as other relevant information, we believe this lawsuit is without merit and plan to conduct a vigorous defense.

The defense of intellectual property suits and related administrative proceedings is both costly and time-consuming. The outcomes of intellectual property lawsuits are subject to inherent uncertainties. Accordingly, we cannot assure you that our defense of these lawsuits will be successful or that we will not be subject to other intellectual property claims in the future. An adverse outcome in any intellectual property litigation could subject us to significant liabilities, require us to license disputed rights from third parties, require us to redesign products or cease using such technology. Any of these consequences could have a material adverse effect on us.

Legal Proceeding Regarding the Merger

On or about September 27, 2004, a putative class action lawsuit was filed in the Superior Court in the State of California in the County of Contra Costa against the Company, its directors and Cooper. The case is captioned Bamboo Partners LLC v. Fruth et al., Civil Action No. C 04-0749. The complaint alleges that, among other things, the Company’s directors breached their fiduciary duties of loyalty and due care by deciding to sell the Company to Cooper without undertaking sufficient effort to obtain the best offer possible for stockholders, by including provisions in the definitive agreement which the plaintiff alleges effectively prevent a superior bid from succeeding, and by including provisions, such as the acceleration of stock options and indemnification of directors, which benefit the directors. The complaint further alleges that the consideration to be paid in the proposed merger is unfair and inadequate, and that the Company’s directors breached their duty of full and fair disclosure to the Company’s public stockholders in connection with the proposed merger. The complaint also alleges that Cooper aided and abetted the alleged breaches of fiduciary duty of the Company’s directors. The complaint seeks, among other things, an injunction against the transaction, a rescission of the transaction if it is consummated and unspecified damages, as well as fees and costs. The plaintiffs also filed an application for expedited discovery.

On October 12, 2004, the parties agreed to a potential settlement of the case. In connection with the potential settlement, Cooper and the Company provided additional disclosures in their joint proxy statement/prospectus, dated October 12, 2004, and on October 18, 2004, the parties to the definitive agreement amended the definitive agreement to decrease the termination fee payable under certain circumstances from $35.0 million to $30.8 million.

The potential settlement contemplated by the parties would also provide for the payment by the Company of the fees and costs of the plaintiffs’ counsel, up to a negotiated limit, subject to the court’s approval. The settlement would not involve any admissions of breaches of fiduciary duty or other wrongdoing by the Company, any of its officers or directors, or Cooper. The settlement and payment of the plaintiffs’ counsel’s fees would be conditioned upon, among other things, consummation of the proposed merger. Any final settlement agreement signed by the parties must be approved by the Superior Court in the County of Contra Costa, California. While the Company expects to diligently negotiate the terms of a final settlement agreement, there can be no assurance that a settlement agreement will be signed or consummated. However, Ocular does not believe that this lawsuit will have a material effect on the Company in such event.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

On September 24, 2004, we amended the employment agreement of Stephen J. Fanning, our President and Chief Executive Officer, to extend its expiration date from August 13, 2004 to the earlier of (i) the closing of our proposed merger with The Cooper Companies, Inc., (ii) the termination of the definitive agreement related to the proposed merger, (iii) the termination of his employment agreement, or (iv) April 30, 2005.

Item 6. Exhibits

Exhibit No.	Exhibit Description

10.1	Consent and Agreement dated July 27, 2004 between the registrant and Wells Fargo HSBC Trade Bank N.A.

10.2	Fourth Amendment to the Credit Agreement, dated July 23, 2004, between the registrant and Comerica Bank.

10.3	Letter Agreement dated September 24, 2004, between the Registrant and Stephen J. Fanning.

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated November 9, 2004.

32.1	18 U.S.C. § 1350 Certifications dated November 9, 2004 . The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCULAR SCIENCES, INC.
(Registrant)

Date: November 9, 2004	/s/ Steven M. Neil

Steven M. Neil
Executive Vice-President and Chief Financial
Officer (Duly Authorized Officer and Principal
Financial and Accounting Officer)

Exhibit No.	Exhibit Description

10.1	Consent and Agreement dated July 27, 2004 between the registrant and Wells Fargo HSBC Trade Bank N.A.

10.2	Fourth Amendment to the Credit Agreement, dated July 23, 2004, between the registrant and Comerica Bank.

10.3	Letter Agreement dated September 24, 2004, between the Registrant and Stephen J. Fanning.

31.1	Rule 13a-14 (a)/15d-14 (a) Certifications dated November 9, 2004.

32.1	18 U.S.C. § 1350 Certifications dated November 9, 2004 . The certifications in this exhibit are being furnished solely to accompany this report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.